Form 10-K405
period 1999-12-31
DYNEGY HOLDINGS INC
filed 2000-03-09
CIK 1105055

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------
                                    FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to _____________

                        COMMISSION FILE NUMBER: 1-029311
                              DYNEGY HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                        94-3248415
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)

      1000 Louisiana, Suite 5800
           Houston, Texas                                        77002
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (713) 507-6400

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Title of each class:                 Name of each exchange on which registered:
 Common Stock, par value                             ---
 $0.01 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----

All outstanding equity of Dynegy Holdings Inc. is held by its parent Dynegy Inc.

DOCUMENTS INCORPORATED BY REFERENCE. Portions of Parts I, II and IV in the Dynegy Inc. Annual Report to Shareholders for the fiscal year ended December 31, 1999. As to Part III (items 10, 11, 12 and 13), Dynegy Inc. Notice and Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed not later than 120 days after December 31, 1999.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

================================================================================

                              DYNEGY HOLDINGS INC.
                                    FORM 10-K


                                TABLE OF CONTENTS


                                                                                                                PAGE
                                     PART I

      Item 1.   Business..............................................................................            1
      Item 1A.  Executive Officers....................................................................           18
      Item 2.   Properties............................................................................           19
      Item 3.   Legal Proceedings.....................................................................           23
      Item 4.   Submission of Matters to a Vote of Security Holders...................................           25


                                     PART II

      Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters.............           26
      Item 6.   Selected Financial Data...............................................................           27
      Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                Operations............................................................................           28
      Item 8.   Financial Statements and Supplementary Data...........................................           46
      Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure............................................................................           46

                                    PART III

      Item 10.  Directors and Executive Officers of the Registrant....................................           47
      Item 11.  Executive Compensation................................................................           47
      Item 12.  Security Ownership of Certain Beneficial Owners and Management........................           47
      Item 13.  Certain Relationships and Related Transactions........................................           47

                                     PART IV

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................           47

      Signatures......................................................................................           55



     For definitions of certain terms used herein, see "Item 1. BUSINESS --
                                 DEFINITIONS."

                                     PART I

ITEM 1. BUSINESS

                               THE COMPANY

         Dynegy Holdings Inc. ("Dynegy Holdings" or the "Company") is a leading provider of energy products and services in North America, the United Kingdom and in continental Europe. Products marketed by the Company's wholesale marketing operations include natural gas, electricity, coal, emissions, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets. The critical mass achieved through the combination of a large scale energy marketing operation with strategically located assets which augment the marketing efforts affords the Company the ability to offer innovative, value-creating energy solutions to its customers.

         The Company is a holding company that conducts substantially all of its business through its subsidiaries. From inception of operations in 1984 until 1990, Natural Gas Clearinghouse ("Clearinghouse") limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances resulting in the formation of a midstream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. The Company initiated electric power marketing operations in February 1994 in order to exploit opportunities created by the deregulation of the domestic electric power industry. Effective March 1, 1995, Clearinghouse and Trident NGL Holding, Inc. ("Holding"), a fully integrated natural gas liquids company, merged ("Trident Combination") and the combined entity was renamed NGC Corporation ("NGC"). On August 31, 1996, NGC completed a strategic combination with Chevron U.S.A. Inc. and certain Chevron affiliates (collectively "Chevron") whereby substantially all of Chevron's midstream assets merged with NGC ("Chevron Combination"). Effective July 1, 1997, NGC acquired Destec Energy, Inc. ("Destec Acquisition"), a leading independent power producer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century. On June 14, 1999, Dynegy Inc. announced its intent to acquire Illinova Corporation ("Illinova"), and completed this acquisition early in the first quarter 2000. As part of the acquisition of Illinova, old Dynegy, which was renamed Dynegy Holdings Inc., became a wholly-owned subsidiary of a new holding company, now referred to as Dynegy Inc. The assets, liabilities and operations of the former Dynegy Inc. before the acquisition became the assets, liabilities and operations of Dynegy Holdings Inc. after the acquisition. Both Dynegy Inc. and Dynegy Holdings Inc. are subject to the reporting requirements of the 1934 Securities Act. The financial and operational data of Dynegy Holdings Inc. contained herein is the same financial and operational data of Dynegy Inc. for all periods presented.

         The principal executive office of the Company is located at 1000 Louisiana, Suite 5800, Houston, Texas 77002, and the telephone number of that office is (713) 507-6400. Dynegy Holdings and its affiliates maintain marketing and/or regional offices in Atlanta, Georgia; Boston, Massachusetts; Calgary, Alberta; Chicago, Illinois; Dallas, Texas; Englewood, Colorado; London, England; Midland, Texas; Montreal, Quebec; Oakville, Ontario; Oklahoma City, Oklahoma; Pleasanton, California; Tampa, Florida; Tulsa, Oklahoma; and Washington D.C.

DEFINITIONS

     As used in this Form 10-K, the abbreviations listed below are defined as follows:

     Bbl          42 U.S. gallons, the basic unit for measuring crude oil and natural gas condensate.
     MBbls/d      Volume of one thousand barrels per day.
     MMBbls       Volume of one million barrels.
     MMcf/d       Volume of one million cubic feet per day.
     Bcf          Volume of one billion cubic feet.
     Bcf/d        Volume of one billion cubic feet per day.
     Btu          British Thermal Unit - a measure of the amount of heat
                  required to raise the temperature of one pound of water one degree Fahrenheit.
     Bpd          Barrels per day.
     NGLs         Natural gas liquids.
     LPG          Liquid petroleum gas.
     MW           Megawatts.
     Spot         The Henry Hub cash price posting for natural gas per the
                  "Inside FERC" publication.

BUSINESS

THE ACQUISITION OF ILLINOVA CORPORATION

         The merger of the former Dynegy Inc. and Illinova involved the creation of a new holding company, now known as Dynegy Inc., and two separate but concurrent mergers. In one concurrent merger, a wholly-owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other concurrent merger, a second wholly-owned subsidiary of Dynegy Inc. merged with and into old Dynegy. As a result of these two concurrent mergers, old Dynegy and Illinova continue to exist as wholly-owned subsidiaries of Dynegy Inc., and are referred to as Dynegy Holdings Inc. and Illinova Holding, respectively.

         Illinova, headquartered in Decatur, Illinois, was an energy services holding company with 1999 annual revenues of $2.4 billion. Illinova's four principal operating subsidiaries were:

- Illinois Power Company, an electric and natural gas utility engaged in the transmission, distribution and sale of electricity and natural gas, serving approximately 650,000 customers over a 15,000 square-mile area of Illinois;
- Illinova Power Marketing, Inc., a subsidiary engaged in the ownership and operation of unregulated fossil-fueled electric generation in Illinois;
- Illinova Generating, Inc., a subsidiary that invests in, develops and operates independent power projects worldwide; and
- Illinova Energy Partners, Inc., a subsidiary that markets energy and energy-related services in the United States and Canada.

         Dynegy Inc. believes the acquisition of Illinova provides significant financial, operational and corporate governance advantages that enhance its position as a leading provider of energy services and products. The combination brings together a strong, innovative utility company owning strategically located generation assets and operations, including electric transmission and retail distribution capabilities, with one of the leading North American energy marketers and independent power producers. These two companies have diverse but complementary operations, providing qualitative and quantitative expansion of Dynegy Inc.'s electric generation capacity, while enhancing Dynegy Inc.'s access to dependable cash flow and an improved platform for further expansion.

Factors considered in evaluating the benefits of the merger included:

- The merger is expected to be accretive to the earnings per share of the Dynegy Inc. shareholders.
- The addition of Illinova's traditional utility business is expected to provide a stable base of cash flow from which the combined company will be able to leverage its business strategy;
- The merger provides Dynegy Inc. with a larger platform in the electricity trading market from which it can expand its marketing operations. This larger platform is expected to provide the foundation for Dynegy Inc.'s strategy to be at the forefront of the restructuring of the power industry and the convergence of the gas and electricity industries;
- The merger adds an additional 4,989 gross megawatts of electricity generating capacity to Dynegy Inc.'s current capacity of 7,238 gross megawatts per year (both figures include current capacity as well as capacity under construction). This additional capacity is in the Midwestern United States and is expected to allow Dynegy Inc. to sell more electricity for its own account on better terms throughout the North American market;
- The merger is expected to provide continuing shareholders, who desire to invest in a full-service provider of energy products and services, an investment vehicle having the flexibility and resources required to respond to the numerous opportunities in the energy industry;
- The merger provides the liquidity needed to allow certain Dynegy Inc. shareholders to reduce the size of their investment in Dynegy Inc.; and
- The merger improves public float thereby enhancing Dynegy Inc.'s access to equity capital at attractive cost.

SEGMENT DISCUSSION

         In 1999, the Company reported its operations under two primary business segments: the Energy Convergence and Midstream segments. Dynegy Holdings will continue to report under these two segments in 2000. Dynegy Inc. will add a third business segment consisting of the regulated utility operations, operating under Illinois Power Company, acquired in the Illinova acquisition, as well as additional operations to its already existing segments. The operations acquired in the Illinova acquisition will not initially be part of Dynegy Holdings' reported assets and operations. Dynegy Inc. intends to transfer the generation assets formerly held by Illinois Power to Dynegy Holdings in a consolidation of Dynegy Inc.'s Energy Convergence segment, transfering the operations and assets to Dynegy Holdings. The generation asset transfer is subject to certain regulatory approvals. A general description of the business strategy employed by each segment is followed by a discussion of each segment's component businesses.

                                    [GRAPH]

ENERGY CONVERGENCE SEGMENT

         This segment is actively engaged in value creation through marketing and trading of natural gas, power, coal, emissions and the generation of electricity principally under the name Dynegy Marketing and Trade. Dynegy Inc., is pursuing an integrated wholesale energy business approach based on execution of an energy convergence strategy. This strategy exploits the marketing, trading and arbitrage opportunities existing in the natural gas and power markets that are enhanced by the control and optimization of related physical assets. The combination of a portfolio of strategic generation assets and a national gas and power marketing franchise allow for extraction of value resulting from arbitrage opportunities occurring across energy products, across geographic regions and over time. The Company refers to this synergistic relationship between merchant generation capacity and energy trading and marketing as the "Merchant Leverage Effect" depicted below.

                                   [GRAPHIC]

         Dynegy Inc. views its gas and power marketing and power generation businesses as an integrated unit. Ownership or control of merchant generation, or "Btu Conversion" capacity, when coupled with its national wholesale gas and power marketing franchise, creates a wide range of value creation opportunities benefiting both Dynegy Inc. and its customers. Dynegy Inc.'s wholesale trading and marketing franchise adds value to its generation assets by providing national market access, market infrastructure and intelligence, risk management and arbitrage opportunities, fuel management and procurement expertise and transmission expertise for inputs (gas and coal) and outputs (power). Generation capacity adds value to Dynegy Inc.'s wholesale trading and marketing franchise by providing an outlet/market for gas and coal supplies, a source of reliable power supply and an enhanced ability to structure innovative new products and services for customers.

         Concurrent with the restructuring of the U.S. wholesale electricity markets, Dynegy Inc. is continuing its focus on building a portfolio of merchant generation capacity in select markets across the country. Dynegy Inc. believes that merchant generation capacity, which is designed principally to supply power to markets during periods of peak demand, offers the greatest flexibility in executing its strategy of an integrated gas and power marketing and power generation business. For the foreseeable future, Dynegy Inc. will continue to expand its ownership or commercial control over strategic generation assets/capacity in selected markets through acquisitions, greenfield development and asset management agreements. The aforementioned acquisition of Illinova's unregulated fossil-fuel generation complements this strategy both in terms of strategic location and capacity. It is expected that approximately two-thirds of projected capital expenditures over the next three years will be directed to the control or ownership of generation assets designed to maximize value extraction through execution of the Merchant Leverage Effect.

                                   [GRAPHIC]

         Deregulation of the retail gas and power markets is also evolving to encourage greater competition and access to markets. Dynegy Inc.'s retail gas and electric strategy is designed to access a significant national customer base while mitigating the large capital investment and financial risks necessitated by other national retail marketing strategies. Rather than competing directly with its existing wholesale customers, Dynegy Inc. has chosen to strengthen key customer relationships by forming a number of regional retail gas alliances. The combination of Dynegy Inc.'s low-cost energy supply (gas and power) with a regional utility's large, installed customer base and local name recognition positions each alliance to capture a significant portion of the local gas and power market, when those markets fully open to competition. Dynegy Inc. refers to this as the "Incumbent Advantage." Dynegy Inc.'s goal is to form a North American network of regional retail energy alliances. In addition, Illinova Power Company and Illinova Energy Partners, Inc. each have varying levels of retail gas and electric operations. The Illinova retail operations include three distinct strategies: commercial & industrial and retail commodity sales and services; non-commodity energy related products and services; and, energy information software products. Dynegy Inc. is assessing the strategic fit of these operations in concert with its current retail strategy for the purpose of defining a coherent retail strategy for the future. These combined operations are being managed under the name Dynegy Energy Services. The integration of Illinova's retail operations along with Dynegy Inc.'s established strategy will accelerate Dynegy Inc.'s penetration of the retail gas and electric markets while reducing financial risk during this period of regulatory uncertainty and restructuring. The following chart provides geographic data on existing and targeted alliance markets.

                                   [GRAPHIC]

         Dynegy Inc.'s vision of the ultimate restructuring of the gas and power marketing and power generation businesses in the United States is expected to be replicated throughout Canada, the United Kingdom, continental Europe and other markets as those markets open up to greater competition, subject to any unique attributes associated with market deregulation in those areas. Dynegy Inc. maintains energy trading operations in Canada, the UK and continental Europe and is continuing to assess local, regional and national markets, regulatory environments and other factors in order to support and direct future economic investment.

MIDSTREAM SEGMENT

         Since 1997, the midstream natural gas liquids industry has experienced significant upheaval. Volatility in NGL prices from 1997 through 1999 has placed significant pressure on operating margins within the industry. Despite significant consolidation over the recent past, the domestic midstream industry remains relatively fragmented and competition for additional inlet volumes remains intense. Dynegy Holdings, along with other industry participants, has responded to these industry conditions by aggressively reducing costs, rationalizing assets in non-core operating areas and improving its competitive position in core operating areas through asset consolidation and alliances. The principal goal of these efforts is to mitigate the variability of earnings and cash flow caused by fluctuations in commodity prices, while gaining and maintaining first quartile operating performance against industry peers. From 1998 through early 2000, the Company disposed of certain non-core assets, principally in the Mid-Continent region, combined regional operations through an alliance with an industry partner and consolidated certain upstream and downstream operations to achieve cost synergies. These efforts resulted in first quartile operating performance in 1999, positioning the Company to concentrate its operations and capital expenditure program in the strategic gulf coast area and any other areas that management views as strategic. Dynegy Holdings believes that financial returns will benefit from focusing its management and capital resources towards expanding upstream and downstream opportunities arising as Gulf of Mexico natural gas production increases, as world-wide liquids marketing activities become further linked to the industry-wide southern Texas and Louisiana infrastructure and as other developments in the natural gas industry arise, which complement the Company's strategy.


                                   [GRAPHIC]


         This segment principally operates under the name Dynegy Midstream Services and consists of the North American midstream liquids operations, the global liquefied petroleum gas transportation and the natural gas liquids marketing operations, located primarily in Houston and in London, and certain other businesses. The North American midstream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation and storage of NGLs. Major producers upstream and refiners downstream have divested their ownership in midstream assets and operations over the last decade. Traditionally, these operations provided intermediate service and support functions within most integrated petroleum companies. Dynegy Holdings believes that it can achieve significant cost and operating efficiencies as well as attractive returns on services provided to the market from the independent ownership and operation of these assets. Dynegy Holdings captures value throughout the midstream service business model as shown below. As a result, Dynegy Holdings has built a vertically integrated natural gas liquids infrastructure having the capability of extracting profit throughout the value chain extending from inlet natural gas volumes gathered from producing horizons throughout the US and Canada to marketing NGLs to wholesalers and end-users throughout the world.

                                    [CHART]

         The Company is a recognized industry leader in substantially all midstream component businesses, ranging from natural gas processing to marketing NGLs to end users. During 1999, Dynegy Holdings was the second largest processor of natural gas in the United States; it owned substantial fractionation capacity exceeding three hundred thousand barrels per day and the Company marketed over four hundred fifty thousand barrels of NGLs daily. These activities were supported by an extensive storage and transportation system, which included in excess of 14,000 miles of natural gas pipelines, 2,000 miles of crude oil pipelines, 500 miles of NGL pipelines and 60 million barrels of NGL storage capacity. To further assist its operations, the Company has access to substantial barge, rail, trucking and terminalling assets as well as large-hull ships having long-haul capabilities, which enhance international trading opportunities. As discussed elsewhere, the Company is disposing of its Mid-Continent natural gas processing and gathering assets during the first quarter 2000.

OVERVIEW OF SEGMENT BUSINESSES

ENERGY CONVERGENCE SEGMENT - NATURAL GAS

         The Company's wholesale natural gas marketing activities are conducted throughout North America and in the United Kingdom. These activities consist of contracting to purchase specific volumes of natural gas from suppliers at various points of receipt to be supplied over a specific period of time; aggregating natural gas supplies and arranging for the transportation of these gas supplies through proprietary and third-party transmission systems; negotiating the sale of specific volumes of natural gas over a specific period of time to local distribution companies (LDCs), utilities, power plants and other end-users; and matching natural gas receipts and deliveries based on volumes required by customers.

         NATURAL GAS PURCHASES. The Company purchases natural gas from a variety of suppliers under contracts with varying terms and conditions intended to ensure a stable supply of natural gas. When purchasing natural gas, the Company considers price, location, liquids content, if applicable, and quantities available. In 1999, the Company purchased natural gas in every major producing basin in the United States and Canada from over 290 suppliers, ranging from major producers to small independent companies. Pursuant to ancillary agreements entered into as part of the Chevron Combination, Dynegy Holdings has the obligation to purchase and the right to market substantially all of the natural gas produced or controlled by Chevron in the United States (except Alaska). The Chevron relationship provides the Company with a significant, stable supply of natural gas which, when combined with gas supplies available from its network of other supply sources, allows it to effectively manage gas supplies and reduces the risk of short-term supply shortages during periods of peak demand.

         TRANSPORTATION. The Company arranges for transportation of the natural gas it markets from the supplier receipt point to the delivery point requested by the purchaser. The Company generally retains title to the natural gas from the receipt point to the delivery point and obtains transportation on unaffiliated pipelines. The Company believes that its understanding of the United States' pipeline network, along with the scale and geographic reach of its gas marketing efforts, are important to the Company's success as a gas marketer. The Company uses a variety of transportation arrangements to move its customers' volumes, including short-term and long-term firm and interruptible agreements with pipelines and brokered firm contracts with its customers.

         NATURAL GAS SALES. The Company sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. The Company's wholesale customer base consists primarily of gas and electric utilities and industrial and commercial end-users and marketers of natural gas. In 1999, sales were made to approximately 820 customers located throughout the contiguous United States and parts of Canada. For the year ended December 31, 1999, the Company's North American operations sold an aggregate average of 8.8 Bcf per day of natural gas.

         NATURAL GAS STORAGE. Natural gas storage capacity plays an important role in the Company's ability to act as a full-service natural gas marketer by allowing it to manage relatively constant gas supply volumes with uneven demand levels. Through the use of its storage capabilities, the Company offers peak delivery services to satisfy winter heating and summer electric-generating demands. Storage inventories also provide performance security or "backup" service to the Company's customers. The Company at various times leases short-term and long-term firm and interruptible storage.

         UNITED KINGDOM. The Company maintains an independent energy marketing business through a wholly owned subsidiary in the United Kingdom. Additionally, Dynegy Holdings owns a twenty-five percent participating preferred stock interest in Accord Energy Limited ("Accord"), a U.K.-based energy marketing company. During 1999, the Company's U.K. subsidiary purchased product from 45 suppliers and marketed sales to 46 customers. For the year ended December 31, 1999, the Company's U.K.-based operations sold an aggregate average of 1.1 Bcf per day of natural gas. Additionally, in 1999, the U.K. energy trading operation began financial trading in the United Kingdom and the Norway Power Pool ("Nord Pool") electricity markets.

ENERGY CONVERGENCE SEGMENT - POWER

         Dynegy Holdings markets electricity and power products and services through indirect wholly-owned subsidiaries, providing a 24-hour-a-day resource for the sale and purchase of power through access to wholesale markets throughout North America. The Company helps generation customers manage and optimize their fuel supplies, optimize generation assets and capacity utilization and maximize energy conversion and tolling opportunities. In addition, the Company provides market aggregation and sales assistance and risk-management services and strategies. The Company will at times contract for transmission capacity over regulated transmission lines in order to facilitate regional movements of power. In 1999, Dynegy Holdings made sales to approximately 200 customers and sold 67 million-megawatt hours of electricity.

         Dynegy Holdings had interests in power projects in operation, under construction, in late stage development or pending acquisition having combined gross capacity of 7,238 megawatts of electricity. The Illinova acquisition added 4,989 megawatts of capacity to Dynegy Inc.'s portfolio. Dynegy Holdings was required by the federal Public Utility Regulatory Policies Act of 1978 ("PURPA") to divest or restructure its interests in certain qualified facilities, as a condition precedent to closing the Illinova acquisition. Such interests were divested on February 1, 2000, resulting in the loss of 709 gross megawatts of capacity. Substantially all of Dynegy Holdings owned capacity is gas-fired and a majority of the gas-fired capacity is held through interests owned in joint ventures or other similar financial structures. In addition to ownership and operation of generating capacity, the Company may, at times, provide services to the ventures in which it owns an interest in the areas of project development, engineering, environmental affairs, operating and maintenance services, business management and fuel supply services. Such management services include:

- Engineering oversight of all conceptual planning, feasibility studies, environmental studies and plant, engineering and construction design;
- Specialized and comprehensive operating, maintenance, testing and start-up services;
- Power and fuel management involving purchases and sales for and from the projects;
-    Contract negotiation;

-    Development and maintenance of business plans and forecasts;
-    Development and implementation of profit improvement opportunities;
-    Monitoring regulatory, legislative, and environmental affairs; and
-    Providing various accounting and financial services.

MIDSTREAM SEGMENT - NATURAL GAS GATHERING AND PROCESSING

         The natural gas processing industry is a major segment of the oil and gas industry, providing the necessary service of refining raw natural gas into marketable pipeline quality natural gas and natural gas liquids. The Company owns interests in 38 gas processing plants, including 24 plants that it operates, as well as associated and stand-alone natural gas gathering pipeline systems. These assets are primarily located in the key producing areas of New Mexico, Texas, Louisiana, Arkansas, Oklahoma, Kansas and Alberta, Canada.

         During 1999, the Company processed an average of 2.9 Bcf per day of natural gas and produced an average of 123 thousand barrels per day of natural gas liquids. As part of the Chevron Combination's ancillary agreements, Dynegy Holdings acquired the right to process substantially all of Chevron's processable natural gas in those geographic areas where it is economically feasible for Dynegy Holdings to provide such service.

         Through two transactions, one in December 1999 and one in January 2000, the Company agreed to sell its Mid-Continent natural gas processing and gathering facilities. These facilities were non-strategic, were under-performing in comparison to other assets in its portfolio and exposed Dynegy Holdings to commodity price risk that was difficult to mitigate on a consistent basis. The December sale has closed and the January sale is set to close in March 2000. During 1999, these combined assets processed an average of 362 Bcf per day of natural gas and produced an average of 30 thousand barrels per day of natural gas liquids. As part of the December 1999 sale, Dynegy Holdings executed a purchase and sale contract to acquire substantially all of the natural gas liquids processed by certain of these natural gas processing plants for a period of three years. The aggregate sales proceeds from these sales approximated $422 million and the Company recognized no material gain or loss on either transaction.

MIDSTREAM SEGMENT - FRACTIONATION

         Natural gas liquids removed from the natural gas stream at gas processing plants are generally in the form of a commingled stream of liquid hydrocarbons (raw product). The commingled natural gas liquids are separated at fractionation facilities into the component products of ethane, propane, normal butane, isobutane and natural gasoline. The Company has ownership interests in three fractionation facilities; two in Mont Belvieu, Texas and one in Lake Charles, Louisiana. During 1999, these facilities fractionated an average of 327 thousand gross barrels per day.

MIDSTREAM SEGMENT - NGL MARKETING

         In North America, the Company markets its own NGL production and also purchases NGLs from third parties for resale. Dynegy Holdings also markets and trades LPGs throughout the world through use of chartered large-hull ships. Product marketed and traded by this business is acquired from producing areas in the North Sea, West Africa, Algeria and the Arabian Gulf as well as from the U.S. Gulf Coast region. During 1999, the Company sold approximately 537 thousand barrels per day of natural gas liquids to over 820 customers from these operations.

MIDSTREAM SEGMENT - TRANSPORTATION OPERATIONS

         The Company's transportation assets are inter-connected with the nation's gas liquids and natural gas pipeline systems. Through this network of pipeline connections, terminals, rail cars, trucks, barges and storage facilities, the Company moves natural gas liquids from producing regions in the Gulf Coast, West and Midwest to most major domestic and international markets. The Company operates large-scale marine terminals in Texas, Florida and Louisiana, which offer importers a variety of methods for transporting products to the marketplace. In addition, Dynegy Holdings has access to over 60 million barrels of underground liquids storage providing customers with the ability to store, trade, buy and sell specification products. Dynegy Holdings also leases large-hull ships capable of importing/exporting liquid petroleum gas to/from markets throughout the world.

MIDSTREAM SEGMENT - CRUDE OIL MARKETING

         During 1999, Dynegy Holdings placed its domestic crude oil marketing operations for sale, as the business was not considered strategic or complementary to the organization's long-term strategy. Divestiture of these operations is expected to occur in the first quarter 2000. During 1999, the Company sold approximately 207 thousand barrels per day of crude oil to over 100 customers. The Company will continue crude oil marketing operations in Canada, through a wholly owned Canadian subsidiary.

BUSINESS RISK MANAGEMENT ASSESSMENT

         Dynegy Inc.'s operations and periodic returns are impacted by a myriad of factors, some of which may not be mitigated by risk management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, management estimations, strategic investment decisions, changes in competition, operational risks, environmental risks and changes in regulation.

         Dynegy Inc. is exposed to commodity price variability related to its natural gas, natural gas liquids, crude oil, electricity and coal businesses. In addition, fuel requirements at its power generation and gas processing facilities represent additional commodity price risks. In order to manage these commodity price risks, Dynegy Inc. routinely utilizes certain types of fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

-    Manage and hedge its fixed-price purchase and sales commitments;
- Provide fixed-price commitments as a service to its customers and suppliers;
-    Reduce its exposure to the volatility of cash market prices;
-    Protect its investment in storage inventories; and
- Hedge fuel requirements at its gas processing and power generation facilities.

         Dynegy Inc. may, at times, have a bias in the market, within established guidelines, resulting from the management of its portfolio. In addition, as a result of marketplace liquidity and other factors, Dynegy Inc. may, at times, be unable to fully hedge its portfolio for certain market risks. Dynegy Inc. monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures.

         Dynegy Inc. employs the mark-to-market method of accounting for a portion of its operations, which accounts for all energy trading activities at fair value as of each balance sheet date and recognizes currently in its results of operations the net gains or losses resulting from the revaluation of these contracts. As a result, substantially all of the operations of the world-wide gas marketing, power marketing, and crude marketing operations are accounted for under a mark-to-market accounting methodology. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed. These mathematical models utilize historical market data to forecast future elongated pricing curves, which are used to value the commitments that reside outside of the liquid market quotations. The application of forecasted pricing curves to contractual commitments may result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Dynegy Inc. believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves.

         Dynegy Inc.'s commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Inc. Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units that create or actively manage these risk exposures to ensure compliance with Dynegy Inc.'s risk management policies. Risk measurement is also practiced against the Dynegy Inc. portfolios with value at risk, stress testing and scenario analysis.

         In addition to risks associated with price or interest rate movements, credit risk is also inherent in Dynegy Inc.'s operations. Credit risk relates to the risk of loss resulting from the nonperformance of contractual obligations by a counterparty. Dynegy Inc. maintains credit policies with regard to its counterparties, which management believes minimize its overall credit risk.

         Dynegy Inc.'s stated business strategy is to expand ownership or control of merchant generation capacity in select markets across the country. Dynegy Inc. believes that merchant generation capacity, which is designed principally to supply power to markets during periods of peak demand, offers the greatest flexibility in executing its strategy of an integrated gas and power marketing and power generation business. This strategy heightens the risk for volatility in periodic returns by increasing exposure to variability in anticipated demand resulting from:

-    changing weather patterns,
-    unexpected delays in industry-wide construction of new capacity,
- unforeseen supply constraints or bottlenecks resulting from transmission failures or other factors,
-    unforeseen new technologies, and
-    other similar factors.

         Further, as Dynegy Inc. moves forward with the execution of its strategic plan to own or control 70,000 megawatts of capacity within five years, risk of earnings volatility increases through exposure to unanticipated variability in generation capacity dependability factors. As a result of supply contracts routine in the industry, Dynegy Inc.'s exposure relating to performance by these generating assets resides not only with owned and controlled assets, but also with third-party operated facilities. The volatility of earnings, whether it be favorable or unfavorable, will likely be most profound during periods of peak demand when, and if, regional industry-wide generation capacity fails or is curtailed. The increasing importance of and dependency upon physical generation of electricity as a percentage of Dynegy Inc.'s overall portfolio and strategy may substantially alter Dynegy Inc.'s earnings risk profile over time.

         Finally, the addition of these generation assets to Dynegy Inc.'s portfolio may increase enterprise exposure to environmental and regulatory laws and regulations. These exposures could result in increased expenditures for capital improvements to meet certain statutory requirements and could result in expenditures for remediation of unanticipated environmental contamination. The potential redirection of capital to these types of expenditures could reduce the level of available discretionary capital currently expected to be used in executing Dynegy Inc.'s strategic plan in future periods.

         Many of these risks are outside the control of Dynegy Inc. and may not be fully mitigated through application of risk management methods and/or state-of-the-art, first quartile power generation operating methods.

COMPETITION

         All phases of the businesses in which Dynegy Inc. is engaged are highly competitive. In connection with both domestic and foreign operations, Dynegy Inc. encounters strong competition from companies of all sizes, having varying levels of financial and personnel resources.

         Dynegy Inc. competes in its energy marketing and trading businesses with international, national and regional full service energy providers, merchants, producers and pipelines for sales based on its ability to aggregate competitively priced supplies from a variety of sources and locations and to utilize efficient transportation. With respect to its marketing and trading operations, Dynegy Inc. believes that:

- E-Commerce will fast become the primary business enabler resulting in a shift in how the industry conducts its business;
- Customers will increasingly scrutinize the financial condition of their suppliers to assure that contract obligations will be met;
- Suppliers and transporters will demand more stringent credit terms to secure performance;
- The increased role of full service energy providers may add to the financial cost of doing business;
- Increasing availability of pricing information to participants in the industry will continue to exert downward pressure on per-unit profit margins in the industry;
-    Suppliers will have to be multi-fuel marketers; and
- Large competitors having significant liquidity and other resources will compete with Dynegy Inc. for similar business.

As a result, Dynegy Inc. believes its financial condition and its access to capital markets will play an increasing role in distinguishing it from many of its competitors. Further, Dynegy Inc. believes that technological advances in executing transactions will differentiate the competition in the near term. Operationally, Dynegy Inc. believes its ability to remain a low-cost merchant and to effectively combine value-added services, competitively priced supplies and price risk management services will determine the level of success in its marketing and trading operations.

         The demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired cogeneration and power generating facilities fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The power generation business competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects. The trend towards deregulation in the U.S. electric power industry has resulted in a highly competitive market for acquisition or development of domestic power generating facilities. As the nation's regulated utilities seek non-regulated investments and states move toward retail electric competition, these trends can be expected to continue for the foreseeable future.

         The natural gas liquids and crude oil marketing businesses face significant competition from a variety of competitors including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local gas gatherers, processors, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation, the marketing of natural gas liquids, crude oil, residue gas, condensate and sulfur, and the transportation of natural gas, natural gas liquids and crude oil. Competition typically arises as a result of the location and operating efficiency of facilities, the reliability of services and price and delivery capabilities. The trend towards industry consolidation in the North American upstream liquids businesses has resulted in a highly competitive market for acquisition and development of such facilities. Dynegy Inc.'s leadership position in this industry provides unique opportunities to extract value from its investments. Dynegy Inc. believes it has the infrastructure, long-term marketing abilities, financial resources and management experience to enable it to effectively compete.

REGULATION

         GENERAL. Dynegy Inc. is subject to the laws, rules and regulations of the jurisdictions and countries in which it conducts its operations. The regulatory burden on the energy industry increases its cost of doing business and, consequently, affects its profitability. Inasmuch as these rules and regulations are frequently amended or reinterpreted, Dynegy Inc. is unable to predict the future cost or impact of complying with such regulations. These rules and regulations affect the industry as a whole; therefore, Dynegy Inc. does not believe that it is affected in a significantly different manner from its competitors.

         NATURAL GAS REGULATION. The transportation and sale for resale of natural gas is subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938, as amended ("NGA") and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended ("NGPA"). Interstate transportation and storage services by natural gas companies, including interstate pipeline companies, and the rates charged for such services, are regulated by the FERC. Certain of Dynegy Inc.'s pipeline activities and facilities are involved in interstate transportation of natural gas, crude oil and natural gas liquids, and are subject to these or other federal regulations.

         NATURAL GAS MARKETING. Commencing in 1985, the FERC promulgated a series of orders and regulations adopting changes that significantly altered the business of transporting and marketing natural gas by fostering competition. The thrust of these regulations was to induce interstate pipeline companies to provide nondiscriminatory transportation services to producers, distributors and other shippers. The effect of the foregoing regulations has been the creation of an open access market for natural gas purchases and sales and the creation of a business environment which has fostered the evolution of various unregulated, privately negotiated natural gas sales, purchase and transportation arrangements. Regulations in Canada have resulted in a similar business environment in that country. The sale for resale of natural gas in North America has substantially completed its evolution to an unregulated, open access market. Management does not believe that any further regulatory matters will have a material adverse effect on its operations or competitiveness.

         In the first quarter of 2000, the FERC issued Order No. 637, which changed the character of interstate transportation services. Interstate pipelines will begin implementation of the new regulations in May 2000. Dynegy Inc. does not believe that the terms of the FERC Order will adversely affect its operations.

         In Canada, certain federal and provincial regulatory authorities require parties to hold export or removal permits for transactions pursuant to which natural gas is to be exported from the jurisdiction in which it is produced. These requirements apply whether the gas is removed from one province to another or from a province to the United States. Dynegy Holdings' indirectly wholly-owned Canadian subsidiary, Dynegy Canada Inc., holds permits from the National Energy Board, the Alberta Energy and Utilities Board ("AEUB") and the British Columbia Ministry of Employment and Investment, Oil and Gas Section for such purposes. In addition, Dynegy Canada Inc. holds export permits from the National Energy Board similar to the foregoing for butane, propane and crude oil. In the United Kingdom, regulation of the natural gas business is subject to regulation by the Office of Gas Supply.

         GAS PROCESSING. The primary function of Dynegy Holdings' gas processing plants is the extraction of natural gas liquids and the conditioning of natural gas for marketing, and not natural gas transportation. The FERC has traditionally maintained that a processing plant is not a facility for transportation or sale for resale of natural gas in interstate commerce and therefore is not subject to jurisdiction under the NGA. Even though the FERC has made no specific declaration as to the jurisdictional status of the Company's gas processing operations or facilities, Dynegy Holdings believes its gas processing plants are primarily involved in removing natural gas liquids and therefore exempt from FERC jurisdiction. Nonetheless, certain facilities downstream of processing plants are being considered for use in transporting gas between pipelines, which may invoke FERC's jurisdiction. Such jurisdiction should apply to the downstream facility as a pipeline, however, and not to the plants themselves.

         In Alberta Canada, the AEUB governs the permitting, emissions and operations of gas gathering and processing facilities. These facilities require a permit from the AEUB to process or transport a specified volume of gas and a demonstration at the time of application that the impact on the environment will be minimal. Dynegy Canada Inc. holds all necessary permits required in order to own and operate its processing and gathering facilities. Notwithstanding the jurisdiction of the AEUB, the rates, terms and conditions of service of such facilities are generally the result of privately negotiated arrangements.

         GATHERING. The NGA exempts gas-gathering facilities from the jurisdiction of the FERC. Interstate transmission facilities, on the other hand, remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities on a fact-specific basis. Dynegy Holdings believes its gathering facilities and operations meet the current tests used by the FERC to determine a nonjurisdictional gathering facility status. Some of the recent cases applying these tests in a manner favorable to the determination of Dynegy Holdings' nonjurisdictional status are still subject to rehearing and appeal. In addition, the FERC's articulation and application of the tests used to distinguish between jurisdictional pipelines and nonjurisdictional gathering facilities have varied over time. While the Company believes current definitions create nonjurisdictional status for Dynegy Holdings' gathering facilities, no assurance can be given that such facilities will remain classified as gas gathering facilities and the possibility exists that the rates, terms, and conditions of the services rendered by those facilities, and the construction and operation of the facilities will be subject to regulation by the FERC or by the various states in the absence of FERC regulation.

         OTHER REGULATORY ISSUES. Dynegy Inc.'s gas purchases and sales are generally not regulated by the FERC or other regulatory authorities; however, as a gas merchant, Dynegy Inc. depends on the gas transportation and storage services offered by various pipeline companies to enable the sale and delivery of its gas supplies. Additionally, certain other pipeline activities and facilities of are involved in interstate and intrastate transportation and storage services and are subject to various federal and state regulations which generally regulate rates, terms and conditions of service.

         ELECTRICITY MARKETING REGULATION. The Federal Power Act ("FPA") and rules promulgated by the FERC regulate the transmission of electric power in interstate commerce and sales for resale of that power. As a result, portions of these operations are under the jurisdiction of the FPA and FERC. In April 1996, the FERC adopted rules ("Order 888") to expand transmission service and access and provide alternative methods of pricing for transmission services. Order 888 is intended to open the FERC-jurisdictional interstate transmission grid in the continental United States to all qualified persons that seek transmission services to wheel wholesale power. Utilities are required to provide transmission customers non-discriminatory open access to their transmission grids with rates, terms, and conditions comparable to that which the utility imposes on itself. Order 888 was upheld by the FERC in March 1997 and is subject to appeal. Second generation implementation issues arising out of Order 888 abound. These include issues relating to power pool structures and transmission pricing. These too will likely find their way to the courts, and their outcome cannot be predicted.

         In December, 1999, FERC issued Order 2000 addressing some of the significant regional transmission issues. This issue will affect the Transmission and Distribution segment of Dynegy Inc. in 2000 and may impact the operations of Dynegy Holdings through its electricity marketing operations. Transmission owning utilities are required to file plans by October, 2000, to detail their participation in an organization that will control the transmission facilities within a region. Illinois Power will be required to make such a filing. The Order allows significant flexibility in the structure of these new organizations and thus their impact on Dynegy Inc.'s power marketing business and Illinois Power's transmission operations cannot be predicted.

         POWER GENERATION REGULATION. Historically in the United States, regulated and government-owned utilities have been the only significant producers of electric power for sale to third parties. Pursuant to the enactment of PURPA, companies other than utilities were encouraged to enter the electric power business by reducing regulatory constraints. In addition, PURPA and its implementing regulations created unique opportunities for the development of cogeneration facilities by requiring utilities to purchase electric power generated in cogeneration plants meeting certain requirements (referred to as "Qualifying Facilities"). As a result of PURPA, a significant market for electric power produced by independent power producers developed in the United States. The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to Dynegy Inc. and its competitors. To meet the utility ownership limitation imposed on Qualifying Facilities by FERC rules, Dynegy Holdings sold all or part of its interest in a number of Qualifying Facilities prior to the Illinova acquisition. The remaining cogeneration projects that Dynegy Holdings currently owns meet the requirements under PURPA to be Qualifying Facilities and are maintained on that basis.

         In 1992, Congress enacted the Energy Policy Act of 1992 ("Energy Act"), which amended the FPA and the Public Utility Holding Company Act of 1935 ("PUHCA") to create new exemptions from PUHCA for independent power producers selling electric energy at wholesale, to increase electricity transmission access for independent power producers and to reduce the burdens of complying with PUHCA's restrictions on corporate structures for owning or operating generating or transmission facilities in the United States or abroad. The Energy Act has enhanced the development of independent power projects and has further accelerated the changes in the electric utility industry that were initiated by PURPA.

         Changes in PURPA, PUHCA and other related federal statutes may occur in the next several years. The nature and impact of such changes on Dynegy Inc.'s projects, operations and contracts is unknown at this time. Dynegy Inc. actively monitors these developments to determine such impacts as well as to evaluate new business opportunities created by restructuring of the electric power industry. Depending on the outcome of these legislative matters, changes in legislation could have an adverse effect on current contract terms.

         The enactment in 1978 of PURPA and the adoption of regulations thereunder by the FERC and individual states provide incentives for the development of small power production facilities and cogeneration facilities meeting certain criteria. In order to be a Qualifying Facility, a cogeneration facility must (i) produce not only electricity but also a certain quantity of thermal energy (such as steam) which is used for a qualified purpose other than power generation, (ii) meet certain energy operating and efficiency standards when oil or natural gas is used as a fuel source and (iii) not be controlled or more than 50 percent owned by an electric utility or electric utility holding company, or any combination thereof. PURPA provides two primary benefits to Qualifying Facilities owned and operated by non-utility generators. First, Qualifying Facilities under PURPA are exempt from certain provisions of PUHCA, the FPA and, except under certain limited circumstances, state laws respecting rate and financial regulation. Second, PURPA requires that electric utilities purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and that the utility sell back-up power to the Qualifying Facility on a non-discriminatory basis. The FERC regulations also permit Qualifying Facilities and utilities to negotiate agreements for utility purchases of power at rates other than the purchasing utility's avoided cost. If Congress amends PURPA, the statutory requirement that an electric utility purchase electricity from a Qualifying Facility at full avoided costs could be eliminated. Although current legislative proposals specify the honoring of existing contracts, repeal of the statutory purchase requirements of PURPA going forward could increase pressure to renegotiate existing contracts. Any changes that result in lower contract prices could have an adverse effect on Dynegy Inc.'s operations and financial position.

         The Congress passed the Energy Act to promote further competition in the development of new wholesale power generation sources. Through amendments to PUHCA, the Energy Act encourages the development of independent power projects that are certified by the FERC as exempt wholesale generators ("EWGs"). The owners or operators of qualifying EWGs are exempt from the provisions of PUHCA, but not from the FPA. The Energy Act also provides the FERC with extensive new authority to order electric utilities to provide other electric utilities, Qualifying

Facilities and independent power projects with access to their transmission systems. However, the Energy Act does preclude the FERC from ordering transmission services to retail customers and prohibits "sham" wholesale energy transactions which appear to provide wholesale service, but actually are providing service to retail customers.

         The FPA grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides the FERC with ongoing as well as initial jurisdiction, enabling the FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or on rates that are determined through competitive bidding or negotiation on a market basis. Although Qualifying Facilities under PURPA are exempt from ratemaking and certain other provisions of the FPA, independent power projects (including EWGs) and certain power marketing activities are subject to the FPA and to the FERC's ratemaking jurisdiction. Utilities are not obligated to purchase power from projects subject to regulation by the FERC under the FPA because they do not meet the requirements of PURPA. However, because such projects would not be bound by PURPA's thermal energy use requirement, they may have greater latitude in site selection and facility size. All of the projects currently owned or operated by Dynegy as Qualifying Facilities under PURPA are exempt from the FPA. Dynegy Holdings' EWGs, El Segundo, Long Beach, Cabrillo I, Cabrillo II, Rocky Road, Commonwealth Atlantic and Hartwell, are subject to the FPA and the jurisdiction of the FERC. With approval from FERC, such entities, with certain exceptions, are exempted from being required to sell at cost-based rates and can make all sales at market-based rates set through negotiations. Independent power projects in which Dynegy Inc. has an interest and that are not Qualifying Facilities have been granted market based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interests in such projects.

         Development of projects in international markets typically creates exposure and obligations to the national, provincial and local laws of each host country, worldwide environmental standards and requirements imposed by multi-lateral lending institutions. The principal regulatory consideration for international projects is PUHCA, since it is broadly applicable to the ownership and operation of power facilities (including generation and transmission facilities) both inside and outside of the United States (international projects that sell power outside the United States are not subject to the FPA). For international projects, the principal basis for exemption from PUHCA is by obtaining EWG status from the FERC. EWG status is very beneficial for international projects because EWGs are generally allowed to make retail sales in international markets. Another way to obtain an exemption from PUHCA for foreign ownership and operation activities is by filing a foreign utility company determination ("FUCO") with the Securities and Exchange Commission. However, FUCO filings are less frequently used, because unlike EWGs, no formal regulatory order is issued confirming the status of a FUCO. The development of international power generation and transmission projects also may entail other multi-national regulatory considerations arising under United States law, including export/import controls, trade laws and other similar legislation. Dynegy Inc. attempts to identify and manage those issues early in the development process to ensure compliance with such laws and regulations.

         STATE REGULATORY REFORMS. Legislation currently under review in various states affecting gas and power marketing and power generation businesses is most likely to impact Dynegy Inc. in the near term. Other state regulatory reforms impacting the processing and gathering operations and other businesses are also proceeding. While the ultimate impact of such legislation on Dynegy Inc.'s businesses cannot be predicted with certainty, Management does not believe that the outcome of these matters will have a material adverse effect on Dynegy Inc.'s operations or competitiveness.

         ILLINOIS POWER COMPANY. As stated previously herein, Dynegy Inc. acquired an electric and natural gas utility engaged in the transmission, distribution and sale of electricity and natural gas. The acquisition of this business increases Dynegy Inc.'s exposure to regulation at both the federal and state levels as Dynegy Inc. manages the operations of Illinois Power in concert with the rulings and regulations handed down by FERC and the Illinois Commerce Commission, respectively. Management is confident that it has the resources in place to effectively manage the anticipated issues imposed by this regulation. These operations will not be part of Dynegy Holding's consolidated group.

DYNEGY INC. SHAREHOLDER AGREEMENT

         Pursuant to the Illinova acquisition, Chevron entered into a shareholder agreement with Dynegy Inc., Illinova Holding and Dynegy Holding governing certain aspects of the relationship of Chevron and Dynegy Inc. both before and after the merger. The shareholder agreement addressed numerous issues, which are more fully described in Dynegy Inc.'s Form 10-K for the year ended December 31, 1999 and in the Shareholder Agreement previously filed with the Securities and Exchange Commission.

ENVIRONMENTAL  AND OTHER MATTERS

          Dynegy Inc.'s operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Development of projects in international markets creates exposure and obligations to the national, provincial and local laws of each host country, including environmental standards and requirements imposed by these governments. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. Dynegy Inc.'s environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets operated by Dynegy Inc. subject to environmental regulation. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on Dynegy Inc.'s operations or its financial condition.

         The vast majority of federal environmental remediation provisions are contained in the Superfund laws - the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act ("SARA") and in the corrective action provisions of the Federal Resource Conservation and Recovery Act ("RCRA"). Typically, the U.S. Environmental Protection Agency ("EPA") acts pursuant to Superfund legislation to remediate facilities that are abandoned or inactive or whose owners are insolvent; however, the legislation may be applied to sites still in operation. Superfund law imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a facility and companies that disposed, or arranged for the disposal, of the hazardous substance found at a facility. CERCLA also authorizes the EPA and, in certain instances, private parties to take actions in response to threats to public health or the environment and to seek recovery for the costs of cleaning up the hazardous substances that have been released and for damages to natural resources from such responsible party. Further, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. RCRA provisions apply to facilities that have been used to manage or are currently managing hazardous waste and which are either still in operation or have recently been closed. As amended, RCRA requires facilities to remedy any releases of hazardous wastes or hazardous waste constituents at waste treatment, storage or disposal facilities.

         The addition of fossil fuel-fired electric generation to Dynegy Inc.'s portfolio, acquired in the Illinova acquisition, increases Dynegy Inc.'s exposure to environmental regulation, as well as anticipated increased expenditures for remediation requirements and capital costs associated with Clean Air Act requirements and other federal and state legislation. Management is confident that it has the resources in place to effectively manage the anticipated issues imposed by this heightened regulation and the financial liquidity to address anticipated expenditures associated with adherence to such regulation.

In connection with discrete asset acquisitions and sales, Dynegy Inc. may obtain or be required to provide indemnification against certain environmental liabilities. These indemnities are typically limited in scope and time period. To minimize its exposure for such liabilities, environmental audits of the assets Dynegy Inc. wishes to acquire are made, either by Dynegy Inc. personnel, outside environmental consultants, or a combination of the two. Dynegy Inc. has not heretofore incurred any material environmental liabilities arising from its acquisition or divestiture activities. The incurrence of a material environmental liability, and/or the failure of an indemnitor to meet its indemnification obligations with respect thereto, could have a material adverse effect on Dynegy Inc.'s operations and financial condition.

         Subject to resolution of the complaints filed by the U.S. Environmental Protection Agency ("EPA") and the Department of Justice ("DOJ") against Illinois Power Company, management believes that it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental statutes, regulations, orders and rules. Further, to the best of management's knowledge, other than the previously referenced complaints, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to Dynegy Inc.'s assets or pertaining to any indemnification obligations with respect to properties previously owned or operated by Dynegy Inc., which would have a material adverse effect on Dynegy Inc.'s operations and financial condition. Dynegy Holdings' aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment approximated $4 million in 1999. Total environmental expenditures for both capital and operating maintenance and administrative costs are estimated to approximate $8 million for Dynegy Holdings in 2000. Dynegy Inc. expects to expend approximately $75 million in 2000 on environmental compliance, which is inclusive of the assets purchased in the Illinova acquisition.

         In addition to environmental regulatory issues, the design, construction, operation and maintenance of pipeline facilities are subject to the safety regulations established by the Secretary of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act ("NGPSA"), or by state regulations meeting the requirements of the NGPSA, or to similar statutes, rules and regulations in Canada. Dynegy Inc. believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

         Dynegy Inc.'s operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable federal, state and provincial statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of SARA and similar state statutes require that information be organized and maintained about hazardous materials used or produced in its operations. Certain of this information must be provided to employees, state and local government authorities and citizens. Dynegy Inc. believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

OPERATIONAL RISKS AND INSURANCE

         Dynegy Inc. is subject to all risks inherent in the various businesses in which it operates. These risks include, but are not limited to, explosions, fires and product spillage, which could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or pollution of the environment, as well as curtailment or suspension of operations at the affected facility. Dynegy Inc. maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risks. Such insurance is subject to deductibles that management considers reasonable and not excessive. The occurrence of a significant event not fully insured or indemnified against, and/or the failure of a party to meet its indemnification obligations, could materially and adversely affect Dynegy Inc.'s operations and financial condition. Moreover, no assurance can be given that Dynegy Inc. will be able to maintain insurance in the future at rates it considers reasonable.

         Dynegy Holdings has designated two of its subsidiaries to assist in the management of certain liabilities principally relating to environmental, litigation and credit reserves. Together with the involvement of third parties whose primary consideration will be based on the realization of savings by the Company, the subsidiaries will attempt to find new ways to handle these costs in a more efficient manner.

EMPLOYEES

         At December 31, 1999, Dynegy Holdings employed approximately 1,319 employees at its administrative offices and approximately 1,144 employees at its operating facilities. Approximately 108 employees at Company-operated facilities are subject to collective bargaining agreements with one of the following unions: the Oil, Chemical and Atomic Workers International Union, the Metal Trades Council or the Communications, Energy and Paperworkers Union. Management considers relations with both union and non-union employees to be satisfactory.

ITEM 1A. EXECUTIVE OFFICERS

Set forth below are the names and positions of the current executive officers of the Company, together with their ages, position(s) and years of service with the Company.


                                                                                                            SERVED WITH THE
          NAME                          AGE *                        POSITION(S)                             COMPANY SINCE
       C. L. Watson                     50                Chairman and Chief Executive Officer                      1985

       Stephen W. Bergstrom             42                President and Chief Operating Officer                     1986
                                                          and a Director

       John U. Clarke                   47                Executive Vice President, Chief Financial Officer         1997
                                                          And Director

       Kenneth E. Randolph              43                Senior Vice President, General Counsel and                1984
                                                          Secretary, Director

* As of April 1, 2000

         The executive officers named above will serve in such capacities until the next annual meeting of the Company's Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

         C. L. Watson is the Chairman and Chief Executive Officer of Dynegy Holdings Inc. He joined the company as President in 1985 and became Chairman and Chief Executive Officer of NGC in 1989. Prior to his employment with Clearinghouse, he served as Director of Gas Sales for the Western United States for Conoco Inc. Mr. Watson serves on the board of directors of Baker Hughes Incorporated.

         Stephen W. Bergstrom, President and Chief Operating of Dynegy Holdings Inc. is responsible for the day-to-day development and execution of Dynegy's strategy across its operating business units. He is also a member of Dynegy Holdings Inc.'s board of directors. Mr. Bergstrom was formerly President and Chief Operating Officer of Dynegy Marketing and Trade and Senior Vice President of Dynegy Inc., with responsibility for natural gas and power marketing, supply and generation functions. After joining Clearinghouse in 1986 as Vice President of Gas Supply, Mr. Bergstrom was promoted to Senior Vice President of Gas Marketing and Supply in 1987. In 1990, he was named Executive Vice President of Clearinghouse. Prior to joining Dynegy Inc., Mr. Bergstrom was Vice President of Gas Supply for Enron Gas Marketing. Mr. Bergstrom began his professional career with Transco Energy Company of Houston.

         John U. Clarke, Executive Vice President, Chief Financial Officer, joined Dynegy Inc. in April 1997 and serves as Dynegy Holdings' principal financial officer. Mr. Clarke is also a Director of Dynegy Holdings Inc.. Prior to joining Dynegy Holdings Inc., Mr. Clarke was a managing director and co-head of a specialty energy practice group with Simmons & Company International, an investment-banking firm for approximately one year. He previously had served as President of Concept Capital Group, Inc., a financial advisory firm formed by Mr. Clarke in May, 1995. Mr. Clarke was Executive Vice President and Chief Financial and Administrative Officer with Cabot Oil & Gas Corporation from August 1993 to February 1995, and worked for Transco Energy Company, from April 1981 to May 1993, last serving as Senior Vice President and Chief Financial Officer. Mr. Clarke began his career with Tenneco Inc. in January 1978. He is a director of Natco Group, Inc.

         Kenneth E. Randolph serves as Senior Vice President, General Counsel and Secretary of Dynegy Holdings Inc.. Mr. Randolph is also a Director of the Company. He has served in this capacity since July 1987. In addition, he served as a member of the Clearinghouse Management Committee from May 1989 through February 1994 and managed Clearinghouse's marketing operations in the Western and Northwestern United States from July 1984 through July 1987. Prior to his employment with the Company, Mr. Randolph was associated with the Washington, D.C. office of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

ITEM 2. PROPERTIES

         Current year operational activity conducted in these areas is discussed under "Item 1. BUSINESS-General." Following is a description of such properties owned by the Company at December 31, 1999.

POWER GENERATION FACILITIES

         Dynegy Holdings has interests in twenty-eight power projects in operation, under construction, in late stage development or pending acquisition. The majority of these projects are cogeneration facilities operated by Dynegy Holdings The portfolio also includes one heat recovery plant. A cogeneration plant utilizes power production technology that results in the sequential generation of two or more useful forms of energy (e.g., electricity and steam) from a single fuel source (e.g., natural gas). The Company's generation assets include projects that are Qualifying Facilities or EWGs (including "Merchant Plants"). A Qualifying Facility is operated under laws outlined in PURPA, by the FERC and by certain state legislatures, as previously discussed herein, and typically sells the power it generates to a single power purchaser. A Merchant Plant operates independently from designated power purchasers and as a result will generate and sell power to the market when market economics dictate that electricity prices exceed the cost of production. Merchant Plants provide flexibility to the Company in executing its Energy Convergence strategy. The combined gross capacity of facilities in operation is approximately 5,687 megawatts of electricity and over 3.6 million pounds per hour of steam sold to third parties. The following table provides pertinent information concerning power projects owned by the Company:

===============================================================================
              SUMMARY OF DYNEGY HOLDINGS' POWER GENERATION FACILITIES
===============================================================================

         POWER GENERATION            PERCENT       GROSS                             PRIMARY
             PROJECT                  OWNED      CAPACITY          LOCATION            FUEL        PRIMARY POWER PURCHASER
--------------------------------- ------------- ---------- ---------------------- ------------- --------------------------------
                                                   (MW)
OPERATING:
 CoGen Power (3)                        50             5     Port Arthur, TX        Waste heat  Great Lakes Carbon Corporation
 CoGen Lyondell (3)                Lessee (50%)      610     Channelview, TX        Gas-fired   Lyondell Chemical Company
 Oyster Creek                           50           424     Freeport, TX           Gas-fired   The Dow Chemical Company
 El Segundo                             50         1,020     El Segundo, CA         Gas-fired   Merchant Facility
 Long Beach                             50           560     Long Beach, CA         Gas-fired   Merchant Facility
 Black Mountain                         50            85     Las Vegas, NV          Gas-fired   Nevada Power Company
                                                                                                Virginia Electric & Power
 Commonwealth Atlantic                  50           340     Chesapeake, VI         Gas-fired   Company
 Hartwell Energy                        50           300     Hart County, GA        Gas-fired   Ogelthorpe Power Corporation
 Michigan Power                         50           123     Ludington, MI          Gas-fired   Consumers Energy Company
 Cabrillo I - Encina                    50         1,008     Carlsbad, CA           Gas-fired   Merchant Facility
 Cabrillo II - California CT            50           253     San Diego County, CA   Gas-fired   Merchant Facility
 Rocky Road                             50           250     East Dundee, IL        Gas-fired   Merchant Facility
                                                     ---
 TOTAL                                             4,978

OPERATING - FIRST QUARTER 2000 DISPOSITIONS:
 Corona (1)                             40            47     Corona, CA             Gas-fired   SOCAL Edison Company
 Kern Front(1)                          50            48     Kern County, CA        Gas-fired   Pacific Gas & Electric Company
 High Sierra(1)                         50            48     Kern County, CA        Gas-fired   Pacific Gas & Electric Company
 Double "C" (1)                         50            48     Kern County, CA        Gas-fired   Pacific Gas & Electric Company
 San Joaquin (1)                       100            48     Stockton, CA           Gas-fired   Pacific Gas & Electric Company
 Chalk Cliff(1)                        100            46     Kern County, CA        Gas fired   Pacific Gas & Electric Company
 Badger Creek(1)                        50            46     Kern County, CA        Gas-fired   Pacific Gas & Electric Company
 McKittrick(1) (2)                     100            46     McKittrick, CA         Gas-fired   Pacific Gas & Electric Company
 Live Oak(1) (2)                        50            46     Kern County, CA        Gas-fired   Pacific Gas & Electric Company
 Crockett (1)                           8            240     Crockett, CA           Gas-fired   Pacific Gas & Electric Company
 Bear Mountain(1)                      100            46     Bakersfield, CA        Gas-fired   Pacific Gas & Electric Company
                                                      --
                                                     709
================================================================================================================================

===============================================================================

  DEVELOPMENT PROJECTS
  --------------------
  Rockingham                           100           800     Rockingham County, NC  Gas-fired   Duke Energy (3 years)
  Calcasieu                            100           155     Lake Charles, LA       Gas-fired   Merchant Facility
  Heard County                         100           500     Heard County, GA       Gas-fired   Merchant Facility
  Palmetto Power                       100           500     Osceola County, FL     Gas-fired   Merchant Facility
  Bluegrass                            100           500     Louisville, KY         Gas-fired   Merchant Facility
  Rocky Road Expansion                  50           100     East Dundee, IL        Gas-fired   Merchant Facility
  CoGen Lyondell Expansion              50           155     Channelview, TX.       Gas-fired   Merchant Facility
                                                  -------
  Total                                            2,710
                                                  -------
  TOTAL CAPACITY                                   8,397
===============================================================================================================================

(1) Interest in Qualifying Facility sold February 1, 2000 pursuant to PURPA requirements.
(2) Dynegy Holdings' ownership increased to 100 percent in McKittrick effective October 1, 1999 and in Live Oak effective January 1, 2000.
(3) In December 1999, Dynegy Holdings' ownership/lessee interest decreased from 100 percent.

GATHERING SYSTEMS AND PROCESSING FACILITIES

         Dynegy Holdings' natural gas processing services are provided at two types of gas processing plants, referred to as field and straddle plants. Field plants aggregate volumes from multiple producing wells into quantities that can be economically processed to extract natural gas liquids and to remove water vapor, solids and other contaminants. Straddle plants are situated on mainline natural gas pipelines and allow operators to extract natural gas liquids from a natural gas stream when the market value of natural gas liquids separated from the natural gas stream is higher than the market value of the same unprocessed natural gas. The following table provides certain information, including operational data for the year ended December 31, 1999, concerning the gas processing plants and gathering systems in which Dynegy Holdings owns an interest.

===============================================================================
             SUMMARY OF DYNEGY HOLDINGS' GAS PROCESSING FACILITIES
===============================================================================

                                                              LOCATION                    TOTAL PLANT
                                                    ---------------------------- ------------------------------
                                                                                    PRACTICAL      1999 INLET         NGL
         GAS PROCESSING FACILITIES         % OWNED      COUNTY/PARISH    STATE     CAPACITY (2)    THROUGHPUT     PRODUCTION
 -----------------------------------------------------------------------------------------------------------------------------
                                                                                          (MMCF/D) (1)            (BPD) (1)
    OPERATED FIELD PLANTS -
     Chico Complex (3)                     100.00       Wise              TX           100           77.8          11,520.8
     Fashing                                58.24       Atascosa          TX            38           14.7             298.5
     Gladys                                100.00       Alberta          Can.           15            4.3              37.0
     Mazeppa                               100.00       Alberta          Can.           80           38.5             518.0
     Sand Hills Complex (3)                100.00       Crane             TX           200          147.0          14,588.9
     Sherman (3)                           100.00       Grayson           TX            33           19.1             835.8
     Sligo                                 100.00       Bossier           LA            40           31.3             599.6
     West Seminole (3)                      40.14       Gaines            TX             5            4.0             399.6
     Versado Gas Processors Joint
     Venture  (7)                           63.00       Various         TX / NM        ---          147.6          18,456.7
    OPERATED STRADDLE PLANTS -
     Barracuda                             100.00       Cameron           LA           190          187.6           5,278.5
     Lowry (3)                             100.00       Cameron           LA           265          233.9           6,555.4
     Stingray                              100.00       Cameron           LA           300          266.6           3,488.7
     VESCO                                  23.00       Plaquemines       LA           299          223.8           5,767.0
     Yscloskey (5)(8)                       27.71       St. Bernard       LA           473          251.2           7,751.6
    NON-OPERATED FIELD PLANTS -
     Diamond M (3)                           7.66       Scurry            TX           ---            0.7              53.3
     Indian Basin (3)                       16.35       Eddy              NM            30           21.6           1,659.8
     Snyder (3)  (6)                         3.25       Scurry            TX             2            1.8             109.2
     Waskom                                 33.33       Gregg             TX            50           37.6           1,555.6
   NON-OPERATED STRADDLE PLANTS -
     Bluewater (8)                          15.20       Acadia            LA           122           27.6             424.9
     Calumet (5) (8)                        32.60       St. Mary's        LA           300          256.2           5,676.4
                                                        Jefferson
     Iowa                                    9.92       Davis             LA            50          359.9             931.0
     Patterson (8)                          17.20       St. Mary's        LA             3            5.8             199.5
     Sea Robin (8)                           0.80       Vermillion        LA           187            5.2             205.2
     Terrebone (8)                           7.40       Terrebone         LA            10           30.1           1,190.4
     Toca (8)                               13.80       St. Bernard       LA            93          110.6           4,658.3
===============================================================================================================================



===============================================================================================================================

 FIRST QUARTER 2000 DISPOSITIONS:
    OPERATED FIELD PLANTS -
     Binger (3)   (9)                      100.00       Caddo             OK      10                  7.3             795.3
     Canadian Complex (3) (9)              100.00       Hemphill          TX      25                 20.5           1,947.1
     Leedey (3) (9)                        100.00       Roger Mills       OK      50                 26.8           2,495.5
     Lefors Complex (3) (9)                100.00       Wheeler           TX      13                 10.0           2,786.0
     Moores Orchard (3)  (10)              100.00       Fort Bend         TX      7                   3.1              44.5
     Niject (9)                             00.16       Caddo             OK      3                   0.0               1.0
     Ringwood (3) (9)                      100.00       Major             OK      75                 18.5           1,666.5
     Rodman (3) (9)                        100.00       Garfield          OK      65                 55.5           4,999.4
    OPERATED STRADDLE PLANTS -
     Cheney (9)                            100.00       Kingman           KS      85                 59.7           3,369.8
    NON-OPERATED FIELD PLANTS -
     Spivey (4)  (5) (9)                     5.16       Harper            KS      3                  10.1              35.5
     Dover Hennessey (3) (9)                18.29       Kingfisher        OK      14                  4.9             516.0
     Maysville (3) (9)                      44.00       Garvin            OK      59                 35.6           4,916.1

===============================================================================================================================

(1) Capacity, throughput and gross production are net to the Company's ownership interest.
(2) Capacity data is at practical recovery rates, net to Dynegy Holdings' interest.
(3) Dynegy Holdings owns the indicated percentage of an associated gas gathering system.
(4) Dynegy Holdings owns 2.48 percent of the associated gas gathering system.
(5) Dynegy Holdings ownership is adjustable and subject to periodic (usually annual) redetermination.
(6) Dynegy Holdings owns the indicated percentage of the Snyder gas gathering system and 3.98 percent of the Diamond M gas gathering system that also supplies the Snyder plant.
(7) Versado Gas Processors includes the Saunders, Monument and the Eunice Complex facilities. Ownership in the Saunders, Monument and Eunice facilities changed from 100 percent to 63 percent during 1998 as a result of formation of a joint venture with Texaco. Statistical information includes the aggregate inlet gas throughput and NGL production volumes accruing to Dynegy Holdings' interest during the year.
(8) Dynegy Holdings ownership change attributable to a swap with Texaco reducing our interest in Sea Robin in exchange for an increased interest in this facility.
(9) A definitive purchase and sale agreement was signed on January 28, 2000 for the sale of this plant. Sale expected to be completed by March 2000.
(10)     This plant was sold in January 2000.

FRACTIONATION FACILITIES

         The following table provides certain information concerning stand alone fractionation facilities in which Dynegy Holdings owns an interest.

===============================================================================
             SUMMARY OF DYNEGY HOLDINGS' FRACTIONATION FACILITIES (1)
===============================================================================

                                                   PERCENT                                                   1999
            FRACTIONATION FACILITIES                OWNED    GROSS CAPACITY (2)    NET CAPACITY (2)    INLET THROUGHPUT
------------------------------------------------- --------- -------------------- ------------------- ---------------------
                                                                  (MBBLS/D)           (MBBLS/D)            (MBBLS/D)
Lake Charles, La. (3)                                100.00           55                  55                    38
Cedar Bayou Fractionators (Mont Belvieu, Tx.)         88.00          205                 180                   178
Gulf Coast Fractionators (Mont Belvieu, Tx.)          38.75          110                  42                   111
==========================================================================================================================

(1) Table does not include fractionation operations at VESCO or at other gas processing facilities.
(2) Gross capacity data is at practical recovery rates and net capacity is at practical rates multiplied by Dynegy Holdings' interest.
(3)      The Lake Charles, La. Fractionator extracts ethane and propane only.

STORAGE AND TERMINAL FACILITIES

         The following table provides information concerning terminal and storage facilities owned by the Company:

===============================================================================
           SUMMARY OF DYNEGY HOLDINGS' STORAGE AND TERMINAL FACILITIES
===============================================================================

                                                               LOCATION
                                                   -----------------------------------
    STORAGE AND TERMINAL FACILITIES    % OWNED         COUNTY/PARISH          STATE               DESCRIPTION
------------------------------------ ------------- ---------------------- ------------ ------------------------------------
    Hackberry Storage                  100.00            Cameron               LA      NGL storage facility
    Mont Belvieu Storage               100.00            Chambers              TX      NGL storage facility
    Hattiesburg Storage                100.00            Washington            MS      NGL storage facility
    Mont Belvieu Terminal              100.00            Chambers              TX      Product terminal facility
    Galena Park Terminal               100.00            Harris                TX      LPG import/export terminal
    Calvert City Terminal              100.00            Marshall              KY      Product transport terminal
    Greenville Terminal                100.00            Washington            MS      Propane terminal
    Hattiesburg Terminal                50.00            Forrest               MS      Propane terminal
    Pt. Everglades Terminal            100.00            Broward               FL      Marine propane terminal
    Tampa Terminal                     100.00            Hillsborough          FL      Marine propane terminal
    Tyler Terminal                     100.00            Smith                 TX      Product terminal
    Mont Belvieu Transport             100.00            Chambers              TX      Offices and repair shop
    Abilene Transport                  100.00            Taylor                TX      Raw LPG transport terminal
    Bridgeport Transport               100.00            Jack                  TX      Raw LPG transport terminal
    Gladewater Transport                65.00            Gregg                 TX      Raw LPG transport terminal
    Grand Lake Tank Farm               100.00            Cameron               LA      Condensate storage
===========================================================================================================================

NATURAL GAS, LIQUIDS AND CRUDE OIL PIPELINES

         Dynegy Holdings owns interests in various interstate and intrastate pipelines and gathering systems as follows:

===============================================================================
                  SUMMARY OF DYNEGY HOLDINGS' PIPELINE ASSETS
===============================================================================

           PIPELINE SYSTEMS              % OWNED     1999 THROUGHPUT (1)       STATES                 DESCRIPTION
------------------------------------   ------------- --------------------- -------------- ------------------------------------
     Crude Oil Pipeline System            100.00              28.0         TX/OK             Crude oil pipelines
     Kansas Gas Supply (2)                100.00              54.2         KS/OK             Intrastate natural gas pipeline
     Dynegy NGL Pipeline                  100.00              26.0         TX/LA             Interstate liquids pipeline
     Pelican Pipeline                     100.00              29.0         LA                Gas gathering pipeline
     Vermillion Pipeline                  100.00               8.1         Gulf of Mexico    Gas gathering pipeline
     Western Gas Gathering (2)            100.00               2.6         KS                Gas gathering pipeline
     Pawnee Rock (2)                      100.00              10.6         KS                Gas gathering pipeline
     Seahawk                              100.00              26.4         LA                Intrastate natural gas pipeline
     Dynegy Midstream Pipeline, Inc. (2)  100.00              44.4         O                 Interstate natural gas pipeline
     Dynegy Intrastate Gas Supply (2)     100.00               4.9         TX                Intrastate natural gas pipeline
     Lake Boudreaux                       100.00               0.8         LA                Gas gathering pipeline
     Grand Lake Liquids System            100.00               2.5         LA                Intrastate liquids pipeline
     Gregg Lake                            36.00              19.7         Alberta, Can.     Gas gathering pipeline

==============================================================================================================================

1. 1999 throughput is based on thousands of barrels per day for the liquids and crude lines and million cubic feet per day for the gas gathering and transportation lines.
2. A definitive purchase and sale agreement was signed on January 28, 2000 for the sale of this asset. Sale expected to be completed by March 2000.

OTHER PROPERTY INFORMATION

         Dynegy Holdings owns a 39 percent interest in a partnership that owns and operates the West Texas LPG Pipeline, an interstate LPG pipeline. The interest was acquired in the Chevron Combination.

         In 1996, the Company and Chevron formed Venice Gas Processing Company, a Texas limited partnership ("Venice"). Venice was formed for the purpose of owning and operating the Venice Complex, located in Plaquemines Parish, Louisiana. The complex includes 271 miles of pipeline that extends into the Gulf of Mexico having capacity of 810 MMcf/d, a lean oil gas processing plant, a 35,000 barrel per day fractionator, a 299 MMcf/d cryogenic gas processing unit, 12 million barrels of NGL storage capacity, a marine terminal and acreage. In 1997, Venice reorganized as a limited liability company changing its name to VESCO. In September 1997, the VESCO members agreed to expand ownership in VESCO to include an affiliate of Shell Midstream Enterprises, a subsidiary of Shell Oil Company ("Shell"), effective September 1, 1997, in exchange for Shell's commitment of certain offshore reserves to VESCO. In 1998, ownership in the LLC was again expanded to include Koch, in exchange for their contribution of the cryogenic processing unit. At December 31, 1999, Dynegy Holdings' interest in VESCO approximated 23 percent. Dynegy Holdings operates the facility and has commercial responsibility for product distribution and sales.

TITLE TO PROPERTIES

         The Company believes it has satisfactory title to its properties in accordance with standards generally accepted in the energy industry, subject to such exceptions which, in the opinion of the Company, would not have a material adverse effect on the use or value of said properties.

         The operating agreements for certain of the Company's natural gas processing plants and fractionation facilities grant a preferential purchase right to the plant owners in the event that any owner desires to sell its interest. Such agreements may also require the consent of a certain percentage of owners before rights under such agreements can be transferred. The Company is subject, as a plant owner under such agreements, to all such restrictions on transfer of its interest. In a few instances, the Company has granted rights of first refusal with respect to any future sale of certain assets. Certain of the Company's power generation assets are subject to rights of first refusal or consent requirements with the Company's partners or power purchasers which restrict the transfer of interests in the facilities.

         Substantially all of Dynegy Holdings' gathering and transmission lines are constructed on rights-of-way granted by the apparent record owners of such property. In some instances, land over which rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. Permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor. Permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. Some such permits require annual or other periodic payments. In a few minor cases, property was purchased in fee.

INDUSTRY SEGMENTS

         Segment financial information is included in Note 15 of Dynegy Holdings' consolidated financial statements contained elsewhere herein.

ITEM 3. LEGAL PROCEEDINGS

         Through its acquisition of Destec Energy Inc., Dynegy Holdings became a party to certain litigation with Pacific Gas and Electric Company ("PG&E") and with the Southern California Gas Company ("SOCAL"). These cases represent pre-acquisition contingencies acquired by the Company and settlement thereof did not have a material adverse effect on the Company's results of operations or financial position. The following describes resolution of these two cases.

         In April 1997, PG&E had filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec Energy, Inc., Destec Holdings, Inc. and Destec Operating Company (wholly-owned subsidiaries of the Company now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Operating Company) as well as against San Joaquin CoGen Limited ("San Joaquin") and its general partners (collectively the "Dynegy Defendants"). In the lawsuit, PG&E asserted claims and alleged unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. Subsequent to the acquisition of Destec Energy Inc. by

Dynegy Holdings, Dynegy Holdings and PG&E engaged in settlement discussions, which resulted in the execution of a Termination and Settlement Agreement between PG&E and the Dynegy Defendants on March 9, 1999 (the "PG&E Settlement Agreement"). The PG&E Settlement Agreement provided for, upon the receipt of CPUC approval, a dismissal with prejudice of PG&E's claims against the Dynegy Defendants, a release by PG&E of all claims relative to FERC matters and a termination of the San Joaquin power purchase agreement as of December 31, 1999, whereupon the San Joaquin facility would continue to operate as a merchant plant. Upon termination of the power purchase agreement, Dynegy Holdings would repay project debt of approximately $26 million. By Order dated October 7, 1999, the CPUC approved the PG&E Settlement Agreement. The CPUC approval became final on November 8, 1999.

         Pursuant to its lawsuit against Dynegy Holdings, PG&E had named Libbey-Owens-Ford ("LOF"), San Joaquin's steam host, as an additional defendant in the action in October 1997. It is alleged that San Joaquin was liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam as required to retain its status as a qualifying facility under federal standards. The Dynegy Defendants will seek to recover from LOF losses resulting from the settlement with PG&E.

         In March 1995, SOCAL had filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec Energy, Inc., Destec Holdings and Destec Gas Services, Inc. (now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Gas Services, Inc.), wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). All general partners of the Partnerships were also named defendants. The lawsuit alleged breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Defendants. The breach of contract claims arose out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31 million. Subsequent to the acquisition of Destec Energy Inc. by Dynegy Holdings, Dynegy Holdings and SOCAL engaged in settlement discussions, which resulted in the execution of a Settlement Agreement between SOCAL and all defendants in the pending litigation on August 25, 1999, (the "SOCAL Settlement Agreement"). The SOCAL Settlement Agreement was approved by the CPUC and is final. The Settlement Agreement provided for the dismissal of the pending litigation, the termination of underlying gas transmission service contracts, and Dynegy Holdings' payment of settlement consideration approximating $31 million. The pending appeals were dismissed and the litigation and the associated foreclosure proceedings have therefore come to an end.

         On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting its breach of contract claims against Destec and its tortious interference with contract claims against PG&E. Motions to dismiss MID's state court claims are pending and scheduled for hearing during the first quarter 2000. Dynegy Holdings believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow sought contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' September 1997 purchase of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power Corp). Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES's original complaint did not assert any claims against Destec Power or any other Dynegy Inc. entity. Dow is vigorously defending against AES' claims. In response to a motion to transfer filed by Dow, the United States District Court for the Southern District of Texas transferred the suit to the United States District Court for Delaware. Following transfer of the litigation, AES added DPC as a defendant, asserting claims similar to the claims asserted against Dow. Dow subsequently dismissed the suit against DPC without prejudice. AES and DPC have reached a settlement of AES's claims against DPC. The settlement is currently before the District Court for approval. If approved by the District Court, the settlement will result in the dismissal of AES's suit against DPC with prejudice. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position or results of operations.

COMPLAINT AGAINST ILLINOIS POWER COMPANY. On November 3, 1999, the U.S. Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("Illinois Power") and, with the Department of Justice ("DOJ"), filed a Complaint against Illinois Power in the U.S. District Court for the Southern District of Illinois, No. 99C833. This Claim is more fully described in Dynegy Inc.'s Form 10-K for the year ended December 31, 1999.

         The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination, the Destec acquisition and in connection with the acquisition of certain gas processing and gathering facilities from Mesa Operating Limited Partnership. The Company believes, based on its review of these matters and consultation with outside legal counsel, that the ultimate resolution of such items will not have a material adverse effect on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims, which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting (the "Special Meeting") of the stockholders of Dynegy Inc. was held on October 11, 1999. The purpose of the Special Meeting was to consider and vote upon (i) the Agreement and Plan of Merger, dated as of June 14, 1999 (the "Merger Agreement"), by and among Illinova Corporation, Energy Convergence Holding Company, Energy Convergence Acquisition Corporation, Dynegy Acquisition Corporation and Dynegy Inc. and (ii) approve the adoption of the Dynegy Inc. 2000 Long Term Incentive Plan (the "Long Term Incentive Plan").

The following votes were cast with respect to the approval and adoption of the Merger Agreement and the Long Term Incentive Plan, respectively:


                                                                       LONG TERM INCENTIVE
                                                 MERGER AGREEMENT             PLAN
For:                                               144,443,075                133,007,249
Against/Withheld                                       141,719                 11,520,574
Abstentions:                                             4,033                     31,504
Broker Non-Votes:                                          ---                        ---

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED    STOCKHOLDER
        MATTERS

         As successor registrant, Dynegy Inc.'s Class A Common Stock, no par value ("Class A Common Stock") is listed and traded on the New York Stock Exchange under the ticker symbol "DYN". The number of stockholders of record of the Class A Common Stock as of February 28, 2000, was 35,713. Dynegy Holdings is now a wholly-owned subsidiary of Dynegy Inc.

         The following table sets forth the high and low closing prices for transactions involving the Company's common stock for each calendar quarter (prior to consummation of the Illinova transaction), as reported on the New York Stock Exchange Composite Tape and related dividends paid per common share during such periods.

===============================================================================
    SUMMARY OF DYNEGY HOLDINGS' COMMON STOCK PRICE AND DIVIDEND PAYMENTS
===============================================================================

                                                                     HIGH              LOW             DIVIDEND
                                                              ------------------ --------------- --------------------
   1999:
     Fourth Quarter                                               $    24.313       $    20.375       $     0.0125
     Third Quarter                                                     24.375            20.250             0.0125
     Second Quarter                                                    20.750            14.250             0.0125
     First Quarter                                                     15.000            10.250             0.0125

   1998:
     Fourth Quarter                                               $    15.250       $    10.250       $     0.0125
     Third Quarter                                                     14.063             9.563             0.0125
     Second Quarter                                                    15.375            12.500             0.0125
     First Quarter                                                     17.250            14.625             0.0125

======================================================================================================================

         Prior to consummation of the Illinova acquisition, the holders of the common stock were entitled to receive dividends if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. Consistent with the Board of Directors' intent to establish a policy of declaring quarterly cash dividends, a cash dividend of $0.0125 per share was declared and paid in each quarter during 1999 and 1998. The holders of the Series A Preferred Stock were entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. Accordingly, the Company also paid quarterly cash dividends on its Series A Preferred Stock of $0.0125 per share, or $0.05 per share on an annual basis.

         In 2000, Dynegy Inc.'s Class A and Class B common stock will be entitled to a $0.60 per share dividend if, when and as declared by the Board of Directors of Dynegy Inc. out of funds legally available therefor. The Class B common stock has certain conversion features and maintains certain preemptive rights under the shareholder agreement. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends or distributions totaling $3.00 per share annually if and when declared by the Board of Directors of Dynegy Inc. out of funds legally available therefor. Dividends on the preferred shares are cumulative from the date of issuance and are payable quarterly on the last day of March, June, September and December. The preferred stock carries certain priority, liquidation, redemption, conversion and voting rights not available to the common shareholders.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial information presented below was derived from, and is qualified by reference to, the Consolidated Financial Statements of the Company, including the Notes thereto, contained elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

===============================================================================
                 DYNEGY HOLDINGS' SELECTED FINANCIAL DATA
===============================================================================

                                                                    YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                1999           1998          1997           1996           1995
                                           --------------- -------------- ------------- -------------- ---------------
                                                            ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
  STATEMENT OF OPERATIONS DATA (1) :
   Revenues                                 $  15,429,976  $ 14,257,997   $ 13,378,380  $ 7,260,202    $ 3,665,946
   Operating margin                               543,875       428,687        385,294      369,500        194,660
   General and administrative expenses            200,717       185,708        149,344      100,032         68,057
   Depreciation and amortization expense          129,458       113,202        104,391       71,676         44,913
   Asset impairment, abandonment
       Severance and other charges                    ---         9,644        275,000          ---            ---
   Net income (loss)                        $     151,849  $    108,353   $  (102,485)  $   113,322    $    92,705

  Earnings (loss) per share (3)             $        0.91  $        0.66  $     (0.68)  $      0.83    $      0.82
  Pro forma earnings per share (3)                    N/a           n/a            n/a          n/a    $      0.40
  Shares outstanding                              166,975       164,605        150,653      136,099        113,176
  Cash dividends per common share           $        0.05  $        0.05  $       0.05  $      0.05    $      0.05

  CASH FLOW DATA:
  Cash flows from operating activities      $       8,839  $    250,780   $    278,589  $   (30,954)    $   90,648
  Cash flows from investment activities          (318,664)     (295,082)      (510,735)    (111,140)      (310,623)
  Cash flows from financing activities            326,688        49,622        204,984      176,037        221,022

  OTHER FINANCIAL DATA:
  EBITDA (4)                                $     450,780  $    363,517   $    291,899  $   289,023    $   142,538
  Dividends or distributions to partners,
  net                                               8,115         7,988          7,925        6,740          9,253
  Capital expenditures, acquisitions
      And investments (5)                         448,522       478,464      1,034,026      859,047        979,603

=========================================================================================================================

===============================================================================

                                                                          DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                1999           1998           1997          1996            1995
                                           --------------- -------------- ------------- -------------- ---------------
                                                                        ($ IN THOUSANDS)
  BALANCE SHEET DATA (2) :
  Current assets                            $   2,805,080  $  2,117,241   $  2,018,780  $ 1,936,721    $   762,939
  Current liabilities                           2,538,523     2,026,323      1,753,094    1,548,987        705,674
  Property and equipment, net                   2,017,881     1,932,107      1,521,576    1,691,379        948,511
  Total assets                                  6,525,171     5,264,237      4,516,903    4,186,810      1,875,252
  Long-term debt                                1,333,926     1,046,890      1,002,054      988,597        522,764
  Total equity                                  1,309,482     1,128,063      1,019,125    1,116,733        552,380

=========================================================================================================================

(1) The Destec Acquisition was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective July 1, 1997. The Chevron Combination was accounted for as an acquisition of assets under the purchase method of accounting and the results of operations attributed to the acquired assets are included in the Company's financial statements and operating statistics effective September 1, 1996. The Trident Combination was accounted for as an acquisition of a business in accordance with the purchase method of accounting and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics effective March 1, 1995.
(2) The Destec Acquisition and the Chevron and Trident Combinations were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction. The effective dates of the Destec Acquisition, Chevron Combination and Trident Combination were June 30, 1997, September 1, 1996 and March 1, 1995, respectively.
(3) Earnings (loss) per share are computed in accordance with provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Pro forma earnings per share for the year ended December 31, 1995 is based on reported net income for the period adjusted for the incremental statutory federal and state income taxes that would have been provided had Clearinghouse been a taxpaying entity prior to the Trident Combination. The pro forma earnings per share computation for the year ended December 31, 1995, eliminates the effect of a one-time $45.7 million income tax benefit associated with the Trident Combination. The weighted average shares outstanding for the year ended December 31, 1995, is based on the weighted average number of common shares outstanding plus the common stock equivalents that would arise from the exercise of outstanding options or warrants, when dilutive.
(4) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented as a measure of the Company's ability to service its debt and to make capital expenditures. It is not a measure of operating results and is not presented in the Consolidated Financial Statements. The 1997 amount includes the non-cash portion of items associated with the $275 million impairment and abandonment charge.
(5) Includes all value assigned the assets acquired in various business and asset acquisitions. The 1997 amount is before reduction for value received upon sale of Destec's foreign and non-strategic assets of approximately $735 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

COMPANY PROFILE

         Dynegy Holdings Inc. ("Dynegy Holdings" or the "Company") is a leading provider of energy products and services in North America, the United Kingdom and in continental Europe. Products marketed by the Company's wholesale marketing operations include natural gas, electricity, coal, emissions, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets. The critical mass achieved through the combination of a large scale energy marketing operation with strategically located assets which augment the marketing efforts affords the Company the ability to offer innovative, value-creating energy solutions to its customers.

         The Company is a holding company that conducts substantially all of its business through its subsidiaries. From inception of operations in 1984 until 1990, Clearinghouse limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse began expanding its core business operations through acquisitions and strategic alliances resulting in the formation of a midstream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. The Company initiated electric power marketing operations in February 1994 in order to exploit opportunities created by the deregulation of the domestic electric power industry. Effective March 1, 1995, Clearinghouse and Holding merged and the combined entity was renamed NGC. On August 31, 1996, NGC completed a strategic combination with Chevron U.S.A. Inc. and certain Chevron affiliates whereby substantially all of Chevron's midstream assets merged with NGC. Effective July 1, 1997, NGC acquired Destec. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century. On June 14, 1999, Dynegy Inc. announced its intent to acquire Illinova Corporation ("Illinova"), and completed this acquisition early in the first quarter 2000. As part of the acquisition of Illinova, old Dynegy, which was renamed Dynegy Holdings Inc., became a wholly-owned subsidiary of a new holding company, now referred to as Dynegy Inc. The assets, liabilities and operations of the former Dynegy Inc. before the acquisition became the assets, liabilities and operations of Dynegy Holdings Inc. after the acquisition. Both Dynegy Inc. and Dynegy Holdings Inc. are subject to the reporting requirements of the 1934 Securities Act. The financial and operational data of Dynegy Holdings Inc. contained herein is the same financial and operational data of Dynegy Inc. for all periods presented.

BUSINESS SEGMENTS

         Dynegy Holdings' operations are reported herein in two segments: the Energy Convergence and Midstream segments. Dynegy Inc. will add a third business segment consisting of the regulated utility operations, operating under Illinois Power Company, acquired in the Illinova acquisition, as well as additional operations to its already existing segments. The operations acquired in the Illinova acquisition will not initially be part of Dynegy Holdings' reported assets and operations. The operations acquired in the Illinova acquisition will not initially be part of Dynegy Holdings' reported assets and operations. Dynegy Inc. intends to transfer the generation assets formerly held by Illinois Power to Dynegy Holdings in a consolidation of Dynegy Inc.'s Energy Convergence segment, transfering the operations and assets to Dynegy Holdings. The generation asset transfer is subject to certain regulatory approvals. The Energy Convergence segment is actively engaged in value creation through marketing and trading of natural gas, power, coal and emissions and the generation of electricity principally under the name Dynegy Marketing and Trade.

The Midstream segment consists of the North American midstream liquids operations, the global liquefied petroleum gas transportation and the natural gas liquids marketing operations, located primarily in Houston and in London, and certain other businesses. The North American midstream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation and storage of NGLs. The Midstream segment operates principally under the name Dynegy Midstream Services.

ILLINOVA ACQUISITION

         Dynegy Inc. completed its acquisition of Illinova early in the first quarter 2000. Illinova was an energy services holding company maintaining four principal operating subsidiaries. These subsidiaries were:

- Illinois Power Company, an electric and natural gas utility engaged in the transmission, distribution and sale of electricity and natural gas, serving approximately 650,000 customers over a 15,000 square-mile area of Illinois;
- Illinova Power Marketing, Inc., a subsidiary engaged in the ownership and operation of unregulated fossil-fueled electric generation in Illinois;
- Illinova Generating, Inc., a subsidiary that invests in, develops and operates independent power projects worldwide; and
- Illinova Energy Partners, Inc., a subsidiary that markets energy and energy-related services in the United States and Canada.

         The merger of Dynegy Inc. and Illinova involved the creation of a new holding company, now known as Dynegy Inc., and two separate but concurrent mergers. In one concurrent merger, a wholly-owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other concurrent merger, a second wholly-owned subsidiary of Dynegy Inc. merged with and into old Dynegy. As a result of these two concurrent mergers, Illinova and old Dynegy continue to exist as wholly-owned subsidiaries of Dynegy Inc., and are referred to as Illinova Holding and Dynegy Holding, respectively. Dynegy Inc. accounted for the merger as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy Inc.'s shareholders following the merger, the role of Dynegy Inc.'s management following the merger (including the service of C.L. Watson as Chairman and Chief Executive Officer) and the influence of Chevron because of the size of its ownership interest and its rights under the shareholder agreement, articles of incorporation and bylaws. As a result, the consolidated financial statements of Dynegy Inc. after the merger will reflect the assets and liabilities of Dynegy Inc. at historical book values and the assets and liabilities of Illinova at fair values.

         In the combination, old Dynegy shareholders, other than Chevron U.S.A. Inc. ("Chevron"), NOVA Gas Services (U.S.) Inc. ("NOVA") and BG Holdings, Inc., elected to exchange each old Dynegy share for 0.69 of a share of Dynegy Class A common stock, based on a fixed exchange ratio, or elected to receive $16.50 per share in cash consideration, subject to proration. NOVA and BG Holdings, Inc. elected cash and thereby reduced their respective ownership in Dynegy Inc. as part of this combination. Therefore, instead of receiving Dynegy Class A common stock in exchange for their respective shares of old Dynegy common stock, NOVA and the parent of BG Holdings, Inc. each received a combination of cash, subject to proration, and shares of Dynegy Series A Convertible Preferred Stock. Chevron received shares of Dynegy Class B common stock in exchange for all of its shares of old Dynegy common stock and Series A Preferred Stock, respectively. Additionally, as part of the combination, Chevron purchased $200 million of additional Dynegy Class B common stock. Each share of Illinova common stock was converted into one share of Dynegy Class A common stock. Immediately after the combination, former Dynegy shareholders owned approximately 51 percent of the outstanding shares of Dynegy Inc.

         Approximately 60 percent of the consideration received by existing Dynegy shareholders was in the form of Dynegy Inc. stock and 40 percent was cash. In aggregate, the cash portion of the consideration approximated $1.07 billion. Dynegy Inc. financed the cash component of the merger initially with borrowings under a debt facility and the issuance of $200 million of Class B common stock to Chevron. Dynegy Inc. anticipates repaying or refinancing a significant portion of the debt facility with proceeds from an offering of equity securities, additional public debt issuances, proceeds from asset sales and cash flow from operations.

         Dynegy Inc. believes the acquisition of Illinova provides significant financial, operational and corporate governance advantages that enhance its position as a leading provider of energy services and products. The combination will bring together a strong, innovative utility company owning strategically located generation assets and operations, including electric transmission and retail distribution capabilities, with one of the leading North American energy marketers and independent power producers. These two companies have diverse but complementary operations, providing qualitative and quantitative expansion of Dynegy Inc.'s electric generation capacity, while enhancing Dynegy Inc.'s access to dependable cash flow and an improved platform for further expansion. It is expected that the combined company will be well positioned to be successful in the increasingly competitive energy marketplace. Dynegy Inc. expects the merger to enhance shareholder value more than either company could do on its own.

Factors considered in evaluating the benefits of the merger included:

- The merger is expected to be accretive to the earnings per share of the Dynegy Inc. shareholders;
- The addition of Illinova's traditional utility business is expected to provide a stable base of cash flow from which the combined company will be able to leverage its business strategy;
- The merger provides Dynegy Inc. with a larger platform in the electricity trading market from which it can expand its marketing operations. This larger platform is expected to provide the foundation for Dynegy Inc.'s strategy to be at the forefront of the restructuring of the power industry and the convergence of the gas and electricity industries;
- The merger adds an additional 4,989 gross megawatts of electricity generating capacity to Dynegy Inc.'s post-merger capacity of 7,238 gross megawatts per year (both figures include current capacity as well as capacity under construction). This additional capacity is in the Midwestern United States and is expected to allow Dynegy Inc. to sell more electricity for its own account on better terms throughout the North American market;
- The merger is expected to provide continuing shareholders, who desire to invest in a full-service provider of energy products and services, an investment vehicle having the flexibility and resources required to respond to the numerous opportunities in the energy industry;
-        The merger provides the liquidity needed to allow certain Dynegy Inc.
         shareholders to reduce the size of their investment in Dynegy Inc.; and
- The merger improves public float thereby enhancing Dynegy Inc.'s access to equity capital at attractive cost.

ASSET DISPOSITIONS

         During the fourth quarter of 1999 and in early 2000, the Company disposed of certain assets and settled certain contractual arrangements realizing approximately $795 million in aggregate net proceeds. These transactions were entered into as a result of statutory requirements pursuant to the acquisition of Illinova, for the purpose of eliminating operating assets considered non-strategic or which were under-performing in comparison to other assets in the portfolio and in some cases to diversify direct ownership in certain generation assets while maintaining commercial control over such investments. The net proceeds received in these transactions are being used to retire merger-related debt or are being re-deployed into the Company's capital investment program. The financial impact of these transactions in the aggregate were not material to Dynegy Holdings' results of operations or financial position in 1999 and is not expected to be material to net income or financial position for the year ended December 31, 2000. Further, disposition of these assets is not expected to have a material adverse effect on Dynegy Inc.'s prospective competitive position in the businesses in which it operates. The transactions entered into and the reasons for such are as follows:

-    Qualified Facilities -

     As a condition precedent to the Illinova acquisition, Dynegy Holdings sold its interests in eleven qualifying cogeneration facilities to a third party for approximately $256 million. The sale of these interests was dictated by PURPA requirements imposed as a result of Dynegy Inc.'s acquisition of a regulated utility.

-    Mid-Continent  Liquids Assets -

     Through two transactions, one in December 1999 and one in January 2000, the company agreed to sell its Mid-Continent natural gas processing and gathering facilities. The December sale has closed and the January sale is set to close in March 2000. These facilities were non-strategic, were under-performing in comparison to other assets in the portfolio and exposed Dynegy Holdings to commodity price risk that was difficult to mitigate on a consistent basis. As part of the December 1999 sale, Dynegy Holdings executed a purchase and sale contract to acquire substantially all of the natural gas liquids processed by certain of these natural gas processing plants for a period of three years. The aggregate net proceeds from these sales will approximate $422 million and the Company recognized no material gain or loss on either transaction.

-    Gasification Operations -

     In two separate transactions, Dynegy Holdings settled a long-term sales contract and sold the underlying technology and assets associated with its coal gasification business in Indiana. Coal gasification technology was not strategic to Dynegy Holdings' long-term goals. Aggregate net proceeds from these transactions is proprietary information.

-    Reduced Interest in Rocky Road Power Generation Facility -

     Dynegy Holdings reduced its ownership interest in the Rocky Road power generation facility, located in Illinois, from 100 percent to 50 percent in December 1999 pursuant to its stated plan to diversify ownership in these types of assets in order to deploy as much capital as possible to this segment of our operations. Dynegy Holdings continues to operate and market the energy from this facility through agency relationships with the LLC. Aggregate net proceeds from this transaction is proprietary information.

-    Crude Business -

     Dynegy Holdings' domestic crude oil marketing operations are held for sale. Management expects to dispose of these assets during the first quarter 2000. The Company's Canadian crude oil marketing operations are unaffected by this proposed disposition.

EXECUTION OF BUSINESS STRATEGY

          Dynegy Holdings successfully executed key operating and business strategies that management believes provide impetus for financial growth in 2000 and beyond. Key accomplishments during the period, which are more fully described elsewhere herein, included:

- Expansion of ownership or control of power generating assets and infrastructure;
-    Expansion of operations in the United Kingdom and in continental Europe;
- Continued concentration on maximizing unit margins through selective disposition of marginally profitable sales volumes;
- Expansion of a retail energy marketing strategy combining existing alliances with businesses acquired in the Illinova acquisition;
- First quartile operating performance in the Company's natural gas liquids businesses through formation of joint ventures, asset consolidations, discrete asset dispositions, revenue enhancements and strategic cost efficiency and reduction measures;
- Continued emphasis on "just-in-time" controlled inventory management techniques and execution of risk management methods to reduce exposure to swings in liquids commodity prices;
- Continued implementation of technology infrastructure improvements intended to provide the Company with state-of-the-art business and financial software applications; and
-    Appropriate maintenance of the Company's capital structure.

ENERGY CONVERGENCE -

         Dynegy Holdings is continuing its expansion of ownership or commercial control of strategic assets and generating capacity in selected major market areas through acquisitions, greenfield development and asset management agreements in order to leverage its marketing and trading capabilities. Execution of this strategy began with the acquisition of Destec in 1997 and has accelerated with the acquisition of Illinova, the formation of a west coast generation venture and the greenfield projects that have been completed or are under construction.

         As discussed previously, Dynegy Inc. completed the acquisition of Illinova in early 2000 adding 4,989 megawatts of merchant generation capacity, strategically located in the mid-west, to its portfolio. In June 1999, the Company completed construction and began commercial operations of a 250 megawatt gas-fired merchant plant designed to assist in reducing power system congestion induced by peak electricity demands in the mid-west. Dynegy Holdings owns a 50 percent interest in this facility. In the second quarter of 1999, the Company completed a restructuring of ownership interests in generation capacity owned jointly with an industry partner, through consolidation of four separate investments into a single joint venture. These assets represent over 1,200 megawatts of generation capacity located in southern California and the restructuring resulted in favorable financing and operating synergies. During 1999, the Company announced its intent to develop power generation projects in the following areas: Rockingham County, North Carolina; Lake Charles, Louisiana; Heard County, Georgia; Osceola County, Florida; Louisville, Kentucky; East Dundee, Illinois; and Channelview, Texas. These facilities will add an additional 2,710 megawatts of generation capacity to Dynegy Holdings' portfolio. The net additions to Dynegy Holdings' portfolio were tempered somewhat by the aforementioned disposition of the qualifying facilities. However, the sale of these assets, which did not consist of merchant generation capacity, is not expected to be significant to the Company's execution of its long-term strategy. Finally, consistent with our stated strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire in excess of forty state-of-the-art gas-fired turbines, representing approximately 6,900 megawatts of capacity. Delivery of the manufactured turbines will occur ratably beginning in 1999 and ending in 2003. The timing of delivery of these turbines coincides with Dynegy Holdings' capital asset program, which is linked to Dynegy Inc.'s goal of owning or controlling 70,000 megawatts of generation capacity within five years.

         During 1999, Dynegy Holdings continued its focus on higher margin business in its gas and power marketing operations. The execution of this strategy was enhanced by the marketing, trading and arbitrage opportunities provided by the control and optimization of physical assets. Also in 1999, Dynegy Holdings expanded its trading and marketing strategy by adding power marketing operations to its existing gas marketing operations in the UK. This business is beginning to expand into Europe beginning with trading operations in the Nord Pool and office expansions in continental Europe.

         The acquisition of Illinova brings together two diverse retail gas and power marketing strategies that we believe complement each other. Dynegy Holdings will continue to execute its retail gas and electric strategy, which is designed to access a significant national customer base while mitigating the large capital investment and financial risks necessitated by other national retail marketing strategies. However, where commercial synergies exist, Dynegy Holdings will leverage off the existing Illinova operations in order to maximize returns from its retail strategy, without altering the overall risk profile of this business.

MIDSTREAM SEGMENT -

         During 1999, the Midstream segment continued execution of the restructuring and rationalization of its operations that were begun in 1997. The segment's businesses were able to achieve first quartile operating performance through efficiency improvements and cost reductions that enhanced its competitive position in the marketplace. These businesses increased their focus on extracting fee income throughout the value chain, unbundling services and leveraging off the Company's commercial skills and relationships. In addition, the segment businesses focused efforts on re-negotiating or restructuring marginally profitable contractual arrangements in order to position these businesses for profitable growth. Finally, the segment continued to invest in strategically located midstream assets in order to advance existing commercial advantages or to leverage off identified economies of scale, while divesting itself of under-performing assets. The intent of these initiatives is to mitigate the variability that commodity prices have on the operating results of the segment, as well as to position the segment's businesses to take full advantage of improvements in market conditions when they occur. For the foreseeable future, Dynegy Holdings will focus its operations and capital expansion towards infrastructure and opportunities present in the western Gulf of Mexico area, stretching from Mont Belvieu, Texas to Mississippi, and in other areas management views as strategic.

         Dynegy Holdings believes that existing owned infrastructure and commercial acumen uniquely positions the Company to exploit opportunities in both the domestic and world-wide liquids marketing and trading business. Dynegy Holdings will continue to focus on reducing commodity volatility exposure, while maintaining first quartile operating efficiency with an operational emphasis on downstream marketing and trading.

TECHNOLOGY INFRASTRUCTURE ENHANCEMENTS -

         Dynegy Holdings has continued its three-year plan, launched in 1998, to enhance our competitiveness through technology infrastructure improvements aimed at optimizing major business and financial processes at the Company. Using state-of-the-art technology and software applications, the project team is focused on process enhancements extending throughout the organization, linking initial price and market discovery with risk control, production, aggregation, distribution, cash settlement, accounting and financial statement recognition.

         As an integral part of this three-year plan, management is defining and executing an end-to-end eBusiness Strategy, having the intent of placing Dynegy at the forefront of our industry as it relates to this technological advancement. Dynegy Holdings believes that eCommerce is fast becoming the primary business enabler in our industry resulting in a paradigm shift in how business is conducted. Management believes that opportunities existing from application of this technology are significant and that a successful execution of a comprehensive strategy is paramount to maximizing our stated goals and strategies.

CAPITAL MAINTENANCE -

         During 1999 and into 2000, the Company managed its consolidated capital structure providing capital for the acquisition of Illinova, the formation of the West Coast Power generation joint venture under favorable terms and providing capital for the execution of its aggressive capital investment program. Dynegy Inc. as well as Dynegy Holdings was granted an investment grade credit rating following the acquisition of Illinova with no diminution of previous ratings, despite an increase in indebtedness required to execute the transaction. Dynegy Inc. anticipates a sale of common equity in the first half of 2000 that, when combined with proceeds from the sale of non-strategic assets, should provide a debt to capital ratio consistent with historic norms.

IMPACT OF PRICE FLUCTUATIONS

         Dynegy Holdings' operating results are impacted by commodity price, interest rate and foreign exchange rate fluctuations. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas, natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. As a result of marketplace liquidity and other factors, the Company may, at times, be unable to fully hedge its portfolio for certain market risks. Dynegy Holdings also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures.

         The Energy Convergence segment includes the integrated component businesses: wholesale gas marketing, wholesale power marketing and power generation. Operating margins earned by wholesale gas and power marketing, exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most of the purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Dynegy Holdings generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. To the extent a net open position exists, fluctuating commodity market prices can impact Dynegy Holdings' financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Historically, fuel costs, principally natural gas, represented the primary variable cost impacting the financial performance of the Company's investment in power generating facilities. Operating margins at these facilities were relatively insensitive to commodity price fluctuations since most purchase and sales contracts contained variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, the Company's investment strategy, which emphasizes growth of merchant generation capacity, is altering the makeup of its generation asset portfolio. The growth of merchant generation capacity as a percentage of total available capacity increases the Company's exposure to commodity price risk. The financial performance and cash flow derived from merchant generation capacity is impacted, either favorably or unfavorably, by changes in and the relationship between natural gas and electricity prices. The Company actively manages the price risks described above and may, at times, have a bias in the market, within established guidelines, resulting from management of its portfolio.

         Operating margins associated with the Midstream segment's natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices and the availability of inlet volumes. The impact from changes in natural gas liquids prices results principally from the nature of contractual terms under which natural gas is processed and products are sold. In addition, certain of the Midstream businesses' processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices which, in turn influences the volumes of gas processed. Commodity price fluctuations may also affect the operating margins derived from the Company's natural gas liquid marketing business. Based upon current levels of natural gas processing activities and industry fundamentals, the estimated impact on annual operating margins of each one-cent movement in the annual average price of natural gas liquids approximates $6 to $8 million. The availability of inlet volumes directly affects the utilization and profitability of the segment's businesses throughout the Liquids Value Chain. The acquisition of inlet volumes is highly competitive and the availability of such volumes to industry-wide participants is also impacted by price variability. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire midstream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business.

OPERATIONS RISK

         Dynegy Holdings' stated business strategy is to expand ownership or control of merchant generation capacity in select markets across the country. As Dynegy Inc. moves forward with the execution of its strategic plan to own or control 70,000 megawatts of capacity within five years, risk of earnings volatility increases through exposure to unanticipated variability in generation capacity dependability factors. The increasing importance of and dependency upon physical generation of electricity as a percentage of Dynegy Holdings' overall portfolio and strategy may substantially alter Dynegy Holdings' earnings risk profile over time. Many of the implied risks associated with ownership and control of generation capacity may not be fully mitigated through application of risk management methods and/or state-of-the-art, first quartile power generation operating methods.

         The addition of fossil-fueled generation assets to Dynegy Inc.'s portfolio may increase enterprise exposure to environmental and regulatory laws and regulations. These exposures could result in increased expenditures for capital improvements to meet certain statutory requirements and could result in expenditures for remediation of unanticipated environmental contamination. The potential redirection of capital to these types of expenditures could reduce the level of available discretionary capital currently anticipated to be used in executing Dynegy Holdings' strategic plan in future periods.

SEASONALITY

         Dynegy Holdings' revenue and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and natural gas liquids. Natural gas sales volumes and operating margin are typically higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. However, as a result of the industry-wide emphasis on the growth of gas-fired generation, historical seasonality associated with natural gas sales volumes and prices may become less pronounced in the future. Conversely, power marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling season. Consistent with power marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season, particularly for merchant plant generating facilities. Partly as a result of Dynegy Holdings' emphasis on merchant power generation, revenue and operating margin may vary, either positively or negatively, as weather driven demand varies from historic norms. The Midstream Businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price, consistent with the trend in the Company's natural gas operations, as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months.

EFFECT OF INFLATION

         Although Dynegy Holdings' operations are affected by general economic trends, management does not believe inflation has had a material effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business strategy has historically focused on acquisitions or construction of core operating facilities in order to capture significant synergies existing among these types of assets and Dynegy Holdings' natural gas, power and natural gas liquids marketing businesses. For the foreseeable future, the Company's primary focus will be the acquisition and/or construction of power generating assets that will enable the Company to fully realize the Merchant Leverage Effect of commercialization of these generating assets. The Company's energy convergence strategies are focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses.

         Dynegy Holdings has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. The following briefly describes the terms of these arrangements.

COMMERCIAL PAPER AND MONEY MARKET LINES OF CREDIT

         The Company uses commercial paper proceeds and borrowings under uncommitted money market lines of credit for general corporate purposes, including short-term working capital requirements. The Company maintains a commercial paper program for amounts up to $800 million, as supported by its corporate credit agreements. At December 31, 1999, approximately $456 million of commercial paper was outstanding and $40 million was outstanding under existing money market lines of credit.

CORPORATE CREDIT AGREEMENTS

         Dynegy Holdings' corporate credit agreements are comprised of a $400 million, five-year revolving credit agreement maturing in May 2003, and a $400 million, 364-day revolving credit agreement maturing in May 2000. Both agreements provide funding for working capital, letters of credit and other general corporate expenditures. At December 31, 1999, letters of credit and borrowings under the corporate credit agreements aggregated $36 million and, after consideration of the outstanding commercial paper, aggregate unused borrowing capacity under the corporate credit agreements approximated $267 million.

CANADIAN CREDIT FACILITY

         In November 1998, an indirect wholly-owned Canadian subsidiary of the Company entered into a $60 million, two-year revolving credit facility maturing in November 2000. Borrowings under this agreement may be used for general corporate purposes. At December 31, 1999, $40 million was outstanding under this agreement.

PUBLIC DEBT

         The Company has five separate public debt issues aggregating $900 million, which mature in 2002, 2005, 2006, 2018 and 2026, respectively. Net proceeds derived from these issues were used to reduce outstanding borrowings under credit arrangements existing at the date of each respective issuance.

NON-RECOURSE DEBT

         The consolidated debt balance includes three notes aggregating $89 million. These notes have recourse only to the assets of identified power generation projects. Each of the three notes represents a fifteen-year term loan obligation payable in semi-annual installments of principal plus accrued interest. These notes are related to the Qualifying Facilities that were sold in February, 2000.

PREFERRED SECURITIES OF SUBSIDIARY TRUST

         NGC Corporation Capital Trust I ("Trust"), a wholly owned subsidiary of Dynegy Holdings, issued in a private transaction $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities (referred to herein as "Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the

Subordinated Debentures. Following the issuance of the Securities, the Trust completed an exchange offer through which all of the outstanding Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

OTHER MATTERS

         STOCKHOLDER ISSUES. Effective with the execution of the acquisition of Illinova, BG and NOVA each reduced their stakes in Dynegy Inc. to below 5 percent by accepting $16.50 cash per share for a significant portion of their previous aggregate common stock ownership in old Dynegy. Further, Dynegy Inc. granted both BG and NOVA registration rights for shares of Series A Convertible Preferred Stock and shares of Class A common stock issued or issuable upon conversion of the Series A Convertible Preferred Stock held by each following execution of the merger. Finally, BG and NOVA were granted rights to obligate Dynegy Inc. to initiate a registered public offering for all shares requested to be sold by BG and NOVA, subject to certain conditions precedent.

         Pursuant to the terms of the merger agreement, Chevron maintained a 28 percent equity stake in Dynegy Inc. Further, in accordance with a shareholder agreement, Chevron was granted certain rights pursuant to its ownership of all of the Class B common shares of Dynegy.

         ACQUISITION AND CONSTRUCTION PROJECTS. Included in the 2000 budget is $695 million committed to construction projects in progress, identified asset acquisitions, maintenance capital projects, environmental projects, technology infrastructure and software enhancements, contributions to equity investments and certain discretionary capital investment funds. The capital budget is subject to revision as unforeseen opportunities or circumstances arise. Funds committed to the various segments in 2000 are as follows:

        ===================================================================================================
                          CAPITAL BUDGET FOR 2000 ACQUISITION AND CONSTRUCTION PROJECTS
        ===================================================================================================
                                                                                            ESTIMATED
                                                                                             CAPITAL
                                    SEGMENT                                                 SPENDING
        --------------------------------------------------------------                  ------------------
                                                                                        ($ IN THOUSANDS)

           Energy Convergence:
              Power Generation                                                          $      450,000
              Marketing and Trade                                                               50,000

           Midstream Segment                                                                   110,000

           Information Technology Infrastructure and Software and Other                         85,000
                                                                                        --------------
                                                                                        $      695,000
                                                                                        ==============

        ===================================================================================================

         COMMITMENTS. In conducting its operations, the Company routinely enters into agreements that commit future cash flow to the lease and or acquisition of assets used in its businesses. These commitments are typically associated with capital projects, reservation charges for storage and transportation capacity, office and equipment leases and other similar items. The terms of these agreements vary based on the nature and intent of each transaction. The following describes the more significant commitments outstanding at December 31, 1999.

         The Company is engaged in a continuous capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, a subsidiary of the Company has executed or is currently negotiating purchase orders to acquire in excess of forty state-of-the-art gas-fired turbines representing approximately 6,900 megawatts of generating capacity. These purchase orders represent a capital commitment of approximately $1.3 billion. Delivery of the manufactured turbines will occur ratably through 2003. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy Holdings with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The capital asset program is subject to periodic review and revision, and the actual number of projects and aggregate cost for such projects will be dependent on various factors including available capital resources, market conditions, legislative actions, load growth, changes in materials, supplies and labor costs and the identification of partners in order to spread investment risk.

         The Company routinely enters into supply and market contracts for the purchase and sale of electricity, some of which contain fixed capacity payments. Obligations under these supply contracts, which are not already fair valued on the balance sheet at December 31, 1999, totaled $212 million on a discounted basis. Such obligations are generally payable on a ratable basis, the term of which extends through 2011. In return for such fixed capacity payments, Dynegy Holdings receives volumes of electricity at agreed prices, which it then may re-market. Based on year-end estimates, the market value of electricity available for sale under these contracts exceeds the cost of such electricity, which amount includes the fixed capacity payments disclosed herein.

         In October 1999, the Company announced that it had achieved all of the necessary approvals to begin construction on its Heard County Power Project, a 500-megawatt natural gas-fired, simple-cycle peaking facility located in Franklin in Heard County, Georgia. A Dynegy Holdings subsidiary will design and construct the generating facility, as agent for a third party, and Dynegy Holdings is obligated to guarantee approximately 90 percent of the actual cost of the project during the construction phase. It is anticipated that Dynegy will subsequently lease the completed facility from that third party for an initial term of five years. Under certain circumstances, the Company maintains an option to purchase the facility from the third party and it may participate in the outright sale of the asset.

         A wholly owned subsidiary of the Company leases a power generating asset under an agreement that is classified as an operating lease. This agreement has aggregate future minimum lease payments of approximately $7.1 million at December 31, 1999.

         DIVIDEND REQUIREMENTS. In 2000, Dynegy Inc.'s Class A and Class B common stock will be entitled to a $0.60 per share dividend if, when and as declared by the Board of Directors of the Company out of funds legally available therefor. The Class B common stock has certain conversion features and maintains certain preemptive rights under the shareholder agreement. The holders of the Series A Convertible Preferred Stock are entitled to receive dividends or distributions totaling $3.00 per share annually if and when declared by the Board of Directors of the Company out of funds legally available therefor. Dividends on the preferred shares are cumulative from the date of issuance and are payable quarterly on the last day of March, June, September and December. The preferred stock carry certain priority, liquidation, redemption, conversion and voting rights not available to the common shareholders.

         STOCK REPURCHASE PLAN. Dynegy Inc. has a stock repurchase program, approved by the Board of Directors, that allows it to repurchase, from time to time, up to 1.6 million shares of common stock (1.1 million shares on an adjusted basis pursuant to the Illinova acquisition) in open market transactions. At December 31, 1999, approximately 399,000 shares (276,000 shares on an adjusted basis pursuant to the Illinova acquisition) remained available for repurchase under this program.

         QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. The Company is exposed to certain market risks inherent in the Company's financial instruments, which arise from transactions entered into in the normal course of business. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas, natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. Dynegy Holdings also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures. The absolute notional contract amounts associated with commodity risk-management, interest rate and forward exchange contracts, respectively, were as follows:


    ================================================================================================================
                                           ABSOLUTE NOTIONAL CONTRACT AMOUNTS
    ================================================================================================================

                                                                                    DECEMBER 31,
                                                                 --------------------------------------------------
                                                                       1999            1998             1997
                                                                 ---------------- ---------------- ----------------
        Natural Gas (Trillion Cubic Feet)                                 5.702           4.179            2.558
        Electricity (Million Megawatt Hours)                             42.949           1.835            2.244
        Natural Gas Liquids (Million Barrels)                            19.902           6.397            4.355
        Crude Oil (Million Barrels)                                      35.554          18.800           14.920
        Interest Rate Swaps (in thousands of US Dollars)          $      36,524   $      69,332    $     180,000
        Fixed Interest Rate Paid on Swaps (Percent)                       8.210           8.067            6.603
        U.K. Pound Sterling (in thousands of US Dollars)          $      85,812   $      69,254    $      74,638
        Average U.K. Pound Sterling Contract Rate (in US Dollars) $      1.6191   $      1.6143    $      1.5948
        Canadian Dollar (in thousands of US Dollars)              $     288,898   $     268,307    $      37,041
        Average Canadian Dollar Contract Rate (in US Dollars)     $      0.6775   $      0.6710    $      0.7240

    ================================================================================================================

         Cash-flow requirements for these commodity risk-management, interest rate and foreign exchange contracts were estimated based upon market prices in effect at December 31, 1999. Cash-flow requirements were as follows:


=========================================================================================================================
                                  CASH FLOW REQUIREMENTS FOR RISK MANAGEMENT CONTRACTS
=========================================================================================================================

                                    2000          2001          2002          2003           2004          BEYOND
                               -------------- ------------ ------------- -------------- -------------- --------------
                                                                   ($ IN THOUSANDS)
 Future estimated net inflows
    (outflows) based on year
    end market prices/rates     $    33,893   $    13,735   $    13,958   $     13,711   $     12,447   $      6,446
                                ===========   ===========   ===========   ============   ============   ============

=========================================================================================================================

         Dynegy Holdings measures entity-wide market risk in its financial trading and risk-management portfolios using value at risk. The quantification of market risk using value at risk provides a consistent measure of risk across diverse energy markets and products with different risk factors in order to set the overall corporate risk tolerance, to determine risk targets, and to set position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy Holdings relies on value at risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to value at risk, Dynegy Holdings uses other means to monitor market risk in the trading portfolios. In addition to value at risk, Dynegy Holdings performs regular stress and scenario analysis to measure extreme losses due to exceptional events. The value at risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the value at risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy Holdings estimates value at risk using a JP Morgan RiskMetrics-TM- approach assuming a one-day holding period and a 95 percent confidence level. At December 31, 1999, the value at risk for Dynegy Holdings' trading and risk-management portfolios approximated $5.8 million and the average of such value during the year ended December 31, 1999 was estimated at $4.8 million.

ACCOUNTING PRONOUNCEMENTS. Effective January 1, 1999, the Company adopted the provisions of Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10") pursuant to the implementation requirements stated therein. The resulting effect of adoption of the provisions of EITF 98-10 was to alter the Company's comprehensive method of accounting for energy-related contracts, as defined in that statement. The cumulative effect of this change in accounting principle was not material to the 1999 results of operations. The pro forma effect on prior periods of the adoption of the provisions of EITF 98-10 was not determinable.

         Previously, only North American fixed-price natural gas transactions were measured at fair value, net of future servicing costs and reserves as estimated by the Company. The Company now accounts for all energy trading activities at fair value as of each balance sheet date and recognizes currently the net gains or losses resulting from the revaluation of these contracts to market in its results of operations. As a result, substantially all of the operations of the

Company's world-wide gas marketing, power marketing, and crude marketing operations are now accounted for under a mark-to-market accounting methodology. Generally, revenue recognition for the Company's natural gas liquids processing, fractionation, transportation and marketing activities, as well as its power generation businesses, remain on an accrual-based accounting methodology. Sales and purchases by these businesses are not trading operations, as defined in the statement, and therefore not subject to the provisions of EITF 98-10.

         The Company continues to analyze the effects of adoption of the rules promulgated by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company. The Financial Accounting Standards Board recently deferred implementation of the provisions of Statement No. 133 to fiscal periods beginning after June 15, 2000. Dynegy Holdings intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement. Management is currently assessing the financial statement impact; however, such impact is not determinable at this time.

         Management believes the adoption of the provisions of EITF 98-10 and Statement No. 133 may affect the variability of future periodic results reported by Dynegy Holdings, as well as its competitors, as market conditions and resulting trading portfolio valuations change from time to time. Such earnings variability, if any, will likely result principally from valuation issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets resulting from, among other things, a lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively.

     YEAR 2000 ISSUES. Dynegy Holdings completed all phases of the Year 2000 Program relative to computer systems and technology infrastructure considered essential to the Company's business prior to the event. The year 2000 event passed without significant incident. Dynegy Holdings' contingency plans are designed to minimize any disruptions or other adverse effects resulting from unexpected incompatibilities regarding core systems and business applications and to facilitate the early identification and remediation of system problems that manifest themselves after December 31, 1999. To date, no significant items have been identified. Dynegy Holdings continues to assess, test and remediate business applications and technology infrastructure that were previously determined to be other than essential to core business operations. The extent of these activities is very insignificant to Dynegy Holdings' overall business.

         Aggregate costs expended for the Year 2000 Project totaled $6 million. Approximately $2 million of this amount was expended during 1998 with an additional $4 million expended in 1999.

         ENVIRONMENTAL MATTERS. Dynegy Holdings' operations are subject to extensive federal, state, provincial and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring and permitting at various operating facilities and the cost of remediation obligations. The Company's environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number of assets operated by the Company subject to environmental regulation.

         Dynegy Holdings' aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment approximated $4 million in 1999. The addition of fossil fuel-fired electric generation to Dynegy Inc.'s portfolio, acquired in the Illinova acquisition, increases Dynegy Inc.'s exposure to environmental regulation, as well as anticipated increased expenditures for remediation requirements and capital costs associated with Clean Air Act requirements and other federal and state legislation. Many of these exposures represent risks that Dynegy Inc. heretofore has not otherwise been subjected to. Management is confident that it has the resources in place to effectively manage the anticipated issues imposed by this heightened regulation and the financial liquidity to address anticipated expenditures associated with adherence to such regulation. Total environmental expenditures for both capital and operating maintenance and administrative costs are estimated to approximate $8 million for Dynegy Holdings in 2000. Dynegy Inc. expects to expend approximately $75 million in 2000 on environmental compliance, which is inclusive of the assets purchased in the Illinova acquisition.

CONCLUSION

         The Company, as well as Dynegy Inc., continue to believe that it will be able to meet all foreseeable cash requirements, including expenditures associated with the Illinova acquisition, working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities, if required.

RESULTS OF OPERATIONS

         The following table reflects certain operating and financial data for the Company's business segments for the years ended December 31, 1999, 1998 and 1997, respectively.


=============================================================================================================================
                                        DYNEGY HOLDINGS' OPERATING AND FINANCIAL DATA
=============================================================================================================================

                                                 ENERGY CONVERGENCE                               MIDSTREAM
                                    -------------------------------------------- --------------------------------------------
                                         1999           1998           1997           1999           1998          1997
                                    -------------- -------------- -------------- -------------- ------------- ---------------
                                                                       ($ IN THOUSANDS)
    Power  Marketing and Generation  $   178,241    $    106,216   $    23,513    $        ---   $        ---  $        ---
    Natural Gas Marketing                105,353         130,059       103,292             ---            ---           ---
    Upstream Operations                      ---             ---           ---         122,844         91,472       206,564
    Downstream Operations                    ---             ---           ---         123,870         91,802        51,425
    Crude Oil Operations                     ---             ---           ---          13,567          9,138           500
    Equity Investments                    62,185          75,242        36,241          17,669         15,796        22,718
                                    ------------   -------------  ------------   -------------  ------------- -------------
  SUBTOTAL - FINANCIAL
    CONTRIBUTION (1)                     345,779         311,517       163,046         277,950        208,208       281,207

    Depreciation                          35,116          29,026        16,425          94,342         84,176        87,966
    General and Administrative           128,260         110,543        76,184          72,457         75,165        73,160
    Impairment, Abandonment and
      Other                                  ---           2,723        20,228             ---          6,921       254,772
    Other Items                           26,068           4,181       (2,770)           1,700         34,963        10,653
                                    ------------   -------------  ------------   -------------  ------------- -------------

  EARNINGS BEFORE INTEREST AND
    TAXES (2)                        $   208,471    $    173,406   $    47,439    $    112,851   $     76,909  $  (124,038)
                                     ===========    ============   ===========    ============   ============  ============

  NORMALIZED EBIT (3)                $   199,602    $    176,129   $    67,667    $    112,851   $     57,509  $    130,734
                                     ===========    ============   ===========    ============   ============  ============

 OPERATING STATISTICS:
    Natural Gas Marketing (4)   -
      US Sales Volumes                       6.5             5.9           6.1             ---            ---           ---
      Canadian Sales Volumes                 2.3             2.3           1.9             ---            ---           ---
      UK Sales Volumes                       1.1             0.7           0.2             ---            ---           ---
                                    ------------   -------------  ------------   -------------  ------------- -------------
                                             9.9             8.9           8.2             ---            ---           ---
                                    ============   =============  ============   =============  ============= =============

    Power Marketing (5)                     66.5           120.8          94.7             ---            ---           ---
    Power Generation (6)  -
     Gross                                  21.5            15.9           7.2             ---            ---           ---
      Net                                   12.8             9.8           4.3             ---            ---           ---

    NGLs Processed (7) -
      Field Plants                           ---             ---           ---            85.9           91.8          89.8
      Straddle Plants                        ---             ---           ---            36.6           30.9          46.4
                                    ------------   -------------  ------------   -------------  ------------- -------------
                                             ---             ---           ---           122.5          122.7         136.2
                                    ============   =============  ============   =============  ============= =============

    NGL Gathering and Transmission
      (4)                                    ---             ---           ---             0.2            0.3           0.4
    Barrels Received for
      Fractionation (8)                      ---             ---           ---           210.9          192.5         201.3
    NGL Marketing (8)                        ---             ---           ---           449.9          410.7         413.9
    LPG Sales (8)                            ---             ---           ---            87.2           72.9          91.8
    Crude Oil Marketing (8)                  ---             ---           ---           206.8          239.6         168.3

  ------------------------------------------

(1) Financial Contribution is the sum of the segment's operating margin and equity earnings from unconsolidated affiliates.

(2) Earnings Before Interest and Taxes ("EBIT"), equals pretax earnings before deduction of interest expense.

(3) Normalized EBIT adjusts EBIT for identified non-recurring items described in the following narrative on three-year results.

(4)  Billion Cubic Feet Per Day

(5)  Million Megawatt Hours

(6)  Million Megawatt Hours Generated

(7)  Thousand Barrels Per Day - Gross

(8)  Thousand Barrels Per Day

================================================================================

THREE YEARS ENDED DECEMBER 31, 1999

         For the year ended December 31, 1999, the Company realized net income of $151.8 million, or $0.91 per diluted share. This compares with $108.4 million, or $0.66 per diluted share and a net loss of $102.5 million, or $0.68 per share in 1998 and 1997, respectively. The comparability of results period to period was impaired by the recognition of net non-recurring, after-tax gains totaling $5.8 million during 1999, after tax gains totaling $10.8 million during 1998, and net after-tax charges totaling $218.5 million recognized in 1997. In addition, the comparability of results for the three years is influenced by the Destec Acquisition that was effective July 1, 1997. Revenues in each of the three years in the period ended December 31, 1999, totaled $15.4 billion, $14.3 billion, and $13.4 billion, respectively. Operating cash flows totaled $8.8 million for the year ended December 31, 1999, compared with operating cash inflows of $250.8 million in 1998 and $278.6 million in 1997.

         Non-recurring items in the current period relate to a $5.8 million after-tax gain on the sale of an investment. In 1998 non-recurring items included a $17.1 million after-tax gain on the sale of Ozark offset by a $6.3 million after-tax severance charge. The 1997 loss included one-time charges principally associated with the abandonment and impairment of certain operating and non-operating assets, inventory obsolescence and lower-of-cost-or-market writedowns, reserves for contingencies and other obligations, a charge for a hedging related loss and a charge associated with a change in the method of accounting for certain business process re-engineering and information technology transformation costs.

         After consideration of the non-recurring items described above, normalized net income for the year ended December 31, 1999, approximated $146.0 million, or $0.87 per diluted share, compared with normalized net income of $97.5 million, or $0.59 per diluted share in 1998, and $108.7 million, or $0.65 per diluted share, in 1997. The lower normalized results in 1998 as compared with the other two years generally reflect a material increase in earnings derived from the Company's Energy Convergence segment offset by the significant negative impact that crude and NGL commodity prices had on the Midstream segment in 1998, as well as a trend towards higher overhead, depreciation and interest costs during the three-year period.

         Consolidated operating margin for each of the three years in the period ended December 31, 1999, totaled $543.9 million, $428.7 million and $385.3 million, respectively. For the year ended December 31, 1999, the Company reported operating income of $213.7 million, compared with operating income of $120.1 million and an operating loss of $143.4 million for the 1998 and 1997 periods, respectively. Operating income in both the 1998 and 1997 periods was negatively impacted by the pre-tax effect of portions of the aforementioned non-recurring items. The increase in depreciation and amortization expense during the three-year period reflects the depreciable assets acquired in the Chevron Combination and the Destec Acquisition as well as the continued expansion of the Company's depreciable asset base through other asset acquisitions and capital projects completed during the three-year period. Depreciation and amortization expense in the 1999 and 1998 periods benefited from the prospective effect of the asset impairments and abandonments recognized in 1997. The increased level of general and administrative expenses period-to-period principally reflects the incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements, higher variable compensation costs in 1999 than in 1998 or 1997 and, to a lesser degree, expenses related to identifying and resolving Year 2000 issues.

         During the three-year period ended December 31, 1999, the Company significantly increased its investment in unconsolidated affiliates, principally as a result of the ownership interests and legal structures employed in a majority of the investments made by the Energy Convergence segment. As a result, the financial results of the Company's equity investments to its consolidated operating results have become more significant. The Company has structured these investments to mitigate financial risk to the corporation. In addition, the bylaws of a majority of these investments require periodic cash distributions allowing the Company to manage its share of cash flow generated by these investments in an efficient manner. The Company's equity share in the earnings of its unconsolidated affiliates contributed an aggregate $79.9 million to 1999 pre-tax results, compared to $91.0 million in 1998 and $59.0 million in 1997. Equity earnings in 1999 were lower than in 1998 principally in the generation investment equity earnings group reflecting weather driven demand differences between periods and higher interest costs in 1999 associated with the formation of a new partnership. Cash distributions received from these investments during each of the three years in the period ended December 31, 1999 approximated $66 million, $85 million and $55 million, respectively. The following table provides a summary of equity earnings by investment for the comparable periods:


      =================================================================================================================
                              DYNEGY HOLDINGS' EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES
      =================================================================================================================

                                                                            YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------------
                                                                  1999                1998                1997
                                                           ------------------- -------------------- ------------------

                                                                                ($ IN THOUSANDS)
         Accord Energy Limited (1)                            $       21,009      $      21,822       $      25,885
         Other Gas Marketing Investments, Including NCL (1)           (5,980)            (3,469)             (2,942)
         Electric Power Marketing Investments                            659                509                 518
         Power Generation Investments                                 46,497             56,380              12,780
         Gulf Coast Fractionators                                      3,534              3,741               6,624
         West Texas LPG Pipeline Limited Partnership                   5,066              6,428               7,162
         Venice Energy Services Company, L.L.C.                        6,812              4,310               8,052
         Other Midstream Businesses Investments, net                   2,257              1,317                 880
                                                              --------------      -------------      --------------
                                                              $       79,854      $      91,038       $      58,959
                                                              ==============      =============       =============

      =================================================================================================================

1. For a discussion of the Accord and NCL restructurings, refer to Note 11 of the Consolidated Financial Statements.

         Interest expense totaled $78.2 million for the year ended December 31, 1999, compared with $75.0 million and $63.5 million for the comparable 1998 and 1997 periods. The higher interest expense period to period is attributed to higher average outstanding principal amounts resulting primarily from debt assumed in and resulting from the Company's capital expenditure program, the Chevron Combination and the Destec Acquisition partially offset by interest rates that trended lower over the three-year period.

         Other income and expenses, net benefited operating results in each of the years ended 1999 by $27.8 million, $39.1 million and $7.9 million, respectively. In addition to the pretax effect of the previously mentioned non-recurring gain on sale of an investment, 1999's other income and expense, net included a $38 million pretax gain associated with the sale of an asset and a $23 million pretax reserve associated with the realization of certain assets. As a result, 1999 other income and expense, net benefited by approximately $15 million as a result of these items. Also, included in 1999's pre-tax earnings was a $15 million pretax reserve for under-realization on a long-term generation sales contract. Such amount was classified in operating margin. The effect of these three items on net income was immaterial in the period, and to the segment disclosures since all three items relate to Energy Convergence operations. Therefore, the items were not highlighted as non-recurring items in previous discussions on annual results. Each of the net amounts in 1998 and 1997 result principally from the pretax effect of certain of the aforementioned non-recurring items recognized in each period as well as numerous other less significant recurring and non-recurring income and expense items.

         During the second quarter of 1997, the Company sold $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities. Accumulated distributions associated with these Securities totaled $16.6 million for each of the years ended December 31, 1999 and 1998 and $9.8 million for the year ended December 31, 1997, respectively.

         The Company reported an income tax provision of $74.7 million in 1999, compared to an income tax provision of $50.3 million in 1998 and an income tax benefit of $62.2 million in 1997, reflecting effective rates of 33 percent, 32 percent and (41) percent, respectively. In general, differences between the aforementioned effective rates and the statutory rate of 35 percent result primarily from permanent differences attributable to amortization of certain intangibles, permanent differences arising from the effect of certain foreign equity investments and state income taxes.

ENERGY CONVERGENCE -

         The Energy Convergence segment had earnings before interest and taxes ("EBIT") of $208.5 million for the year ended December 31, 1999, compared to $173.4 million in 1998, and $47.4 million in 1997. Normalized EBIT for each of the three years in the period ended December 31, 1999, totaled $199.6 million, $176.1 million and $67.7 million, respectively. These results were influenced, either positively or negatively, by:

- lower demand for electricity in 1999 than in 1998, particularly in the southern California market,
- favorable market movements in the United Kingdom in 1999 combined with significant growth in operations in the UK over the three year period,
-    expansion of power trading to the UK and Europe in 1999,

-    increased gas and power marketing origination in 1999,
- less price volatility in the North American power markets in 1999 and 1997 as compared to 1998, which reduced trading opportunities,
- significant mild weather in 1999 and 1998 as compared with historical norms,
-    advertising costs by our retail alliances,
- increased depreciation and general and administrative expenses reflecting the capital and overhead costs required to support the larger, more diverse base of operations, partially offset by
-    the acquisition of Destec and its power generation platform in 1997.

         Worldwide gas marketing operations were negatively influenced in all periods by unseasonably warm weather in the winter months that eliminated any significant volatility in commodity prices during those periods. Worldwide sales volumes totaled 9.9 Bcf/d in 1999, 8.9 Bcf/d in 1998 and 8.2 Bcf/d in 1997. Worldwide per-unit margins were $0.029, $0.040 and $0.035 for each of three years in the period ended December 31, 1999, respectively.

         The dramatic growth in financial contribution from the power marketing business in 1999 is attributable to favorable price movements in the United Kingdom and increased origination in the U. S. markets despite the lack of weather-driven volatility and trading opportunities during the year. This is in contrast to the financial contribution in 1998. Value extraction in that period was derived from the extreme market volatility experienced in certain U.S. markets, particularly in the mid-west, during the 1998 summer.

         Results in power generation reflect the execution of the Company's growth strategy over the three-year period. During this timeframe, gross generation production grew 14.3 million megawatt hours or nearly 200 percent.

MIDSTREAM -

         The Midstream segment had earnings before interest and taxes ("EBIT") of $112.9 million for the year ended December 31, 1999, compared to $76.9 million in 1998, and a loss of $(124.0) million in 1997. Normalized EBIT for each of the three years in the period ended December 31, 1999, totaled $112.9 million, $57.5 million and $130.7 million, respectively. Improved natural gas liquids and crude oil prices, supplemented by targeted cost reductions and revenue enhancements favorably impacted this segment's results period-to-period. Sustained market price improvements in 1999 have resulted in increased gas processing, fractionation and trading opportunities. In addition, world demand for natural gas liquids strengthened in 1999, particularly in Europe and Asia enhancing revenues from global marketing operations. Forward sales of equity liquids production prevented this segment from fully realizing value during the upturn in commodity prices during 1999. This hedging technique has also been employed in 2000, resulting in the hedging of approximately 50 percent of 2000 equity production at a price above the historical ten-year mean propane price. Average NGL market prices averaged $0.34 per gallon in 1999 compared to $0.25 per gallon in 1998 and $0.34 per gallon in 1997. Likewise, crude oil prices improved during the year averaging $17.10 per barrel in 1999, $11.97 per barrel in 1998 and $18.64 per barrel in 1997. During 1998, the decline in NGL and crude oil commodity prices negatively impacted operations. During 1997, operating margins from these businesses were negatively impacted by high-cost inventory purchased during the fourth quarter of 1996, which was recognized in operating results during the first quarter of 1997, culminating in a lower-of-cost-or-market writedown of $12.3 million at March 31, 1997. Additionally, included in the 1997 period are pre-tax charges related to a lower-of-cost-or-market writedown of crude oil inventory of $2.7 million and a hedge-related loss of $8.3 million.

         Operationally, this segment's businesses continue to reflect a leadership position in significantly all domestic midstream businesses. Aggregate domestic natural gas liquids processing volumes totaled 122.5 thousand gross barrels per day in 1999 compared to an average 122.7 thousand gross barrels per day during 1998 and 136.2 thousand gross barrels per day in 1997. Volumes for 1999 and 1998 remain flat due to the rationalization of certain assets and the slow return of production volumes behind the field plants in 1999 resulting principally from the aforementioned producer behavior, offset by volumes received through an alliance with an industry partner. In 2000, natural gas processing volumes will be lower as a result of the aforementioned asset sales. The lower volumes in 1999 and 1998 as compared to 1997 reflect the economic decisions made during the 1998 period to reduce production at its straddle processing plants principally as a result of the relationship of natural gas and NGL commodity prices. Fractionation volumes and natural gas liquids marketing volumes averaged 210.9 and 537.1 thousand barrels per day, respectively, during 1999 reflecting significant increases over previous periods. The fractionation volumes increased principally as a result of the addition of the Lake Charles fractionator to the asset portfolio. The increases in trading and marketing volumes reflect a more active world-wide trading and marketing presence as well as an increasing operational focus on this sector of the business.

OPERATING CASH FLOW

         Cash flow from operating activities totaled $8.8 million during the year ended December 31, 1999 compared to $250.8 million during 1998 and $278.6 million during 1997. Changes in operating cash flow primarily reflect an increase in inventory and an increase in non-cash earnings resulting from risk management activities. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors. The 1997 period benefited from an advance payment for future gas deliveries.

CAPITAL EXPENDITURES, COMMITMENTS AND DIVIDEND REQUIREMENTS

         CAPITAL EXPENDITURES AND INVESTING ACTIVITIES. During the year ended December 31,1999, the Company invested a net $318.7 million principally on power generation assets, including a power generation partnership, and additional expenditures related to maintenance capital improvements at existing facilities and capital investment associated with technology infrastructure improvements. During the year, the company sold certain Liquid's segment assets, an investment held by the Energy Convergence segment and a 50 percent interest in a power generation partnership, netting proceeds of $80.6 million.

         During the year ended December 31, 1998, the Company invested a net $295.1 million, principally on discrete asset acquisitions primarily focused in the Energy Convergence segment. Expenditures were also made to complete construction of the Lake Charles, Louisiana fractionator, for capital improvements at existing facilities and on capital additions at the Company's headquarters. During the period, the Company divested itself of its investment in Ozark, as well as certain non-strategic Midstream Segment assets. Aggregate net proceeds from these dispositions approximated $84 million.

         During the year ended December 31, 1997, the Company spent a net $510.7 million, principally on the Destec Acquisition, the purchase of NCL's gas marketing operations and on acquisitions of additional interests in gas processing facilities, pipelines and other midstream assets. Expenditures were also made on capital improvements at existing facilities and on capital additions at the Company's headquarters. The Company invested $27.7 million in its unconsolidated affiliates, principally for amounts committed to VESCO. During the period, the Company divested itself of the Mont Belvieu I fractionation facility pursuant to an agreement reached with the Federal Trade Commission related to the Chevron Combination. Further, the Company sold its
49.9 percent interest in NCL, as part of the restructuring of that investment and consummated the sales of certain non-strategic assets acquired in the Destec Acquisition. Aggregate net proceeds from these dispositions, plus proceeds from other immaterial dispositions, approximated $453 million.

         Dynegy Holdings acquired Destec on June 27, 1997, in a transaction valued at $1.26 billion, or $21.65 per share of Destec common stock. Concurrent with this acquisition, the Company sold Destec's international facilities and operations to The AES Corporation for $439 million. In July and August 1997, the Company sold Destec's interest in a partnership that owned a power generation facility and certain oil, gas and lignite reserves, respectively, for aggregate proceeds of $296 million. Proceeds from the sales of these non-strategic assets were used to retire debt incurred in the acquisition.

         DIVIDEND REQUIREMENTS AND STOCK REPURCHASES. Dynegy Inc. declares quarterly dividends on its outstanding common stock at the discretion of its Board of Directors. The holders of the Series A Preferred Stock were entitled to receive dividends or distributions equal per share in amount and kind to any dividend or distribution payable on shares of the Company's common stock, when and as the same are declared by the Company's Board of Directors. During the years ended December 31, 1999, 1998 and 1997, the Company paid approximately $8.1 million, $8.0 million and $7.9 million in cash dividends and distributions, respectively.

         In May 1997, the Board of Directors approved a stock repurchase program that allows Dynegy Inc. to repurchase, from time to time, up to 1.6 million shares of common stock in open-market transactions. The timing and number of shares ultimately repurchased will depend upon market conditions and consideration of alternative investments. Pursuant to this program, the Company acquired no shares in 1999 and 545,800 shares of its stock through open-market trades during the year ended December 31, 1998. Shares were acquired in 1998 at a total cost of $6.9 million, or $12.65 per share on a weighted average cost basis. For the year ended December 31, 1997, the Company acquired 654,900 shares of its common stock in open-market transactions for an aggregate cost of $10.5 million, or $16.04 per share on a weighted average cost basis.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

         This Form 10-K contains various forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", "forecast" and "expect" reflect forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on Dynegy's results of operations and financial condition are:

-    Competitive practices in the industries in which Dynegy Holding competes;
- Fluctuations in commodity prices for natural gas, electricity, natural gas liquids, crude oil or coal;
- Fluctuations in energy commodity prices which could not or have not been properly hedged or that are inconsistent with Dynegy Holdings' open position in its energy marketing activities;
-    Operational and systems risks;
-    Environmental liabilities which are not covered by indemnity or insurance;
-    Software, hardware or third-party failures resulting from Year 2000 issues;
- General economic and capital market conditions, including fluctuations in interest rates; and
- The impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general, and Dynegy Holdings' operations in particular.

In addition, as it relates to the proposed Illinova combination, there can be no assurance that:

- We have correctly identified and assessed all of the factors affecting Illinova's or Dynegy Inc.'s businesses;
- The available information with respect to these factors on which we have based our analysis is complete or correct;
-    Our analysis is correct; or
- Our strategies, which are based in part on this analysis, will be successful.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedule of the Company are set forth at pages F-1 through F-36 inclusive, found at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain of the information required by this Item 10 will be contained in the definitive Proxy Statement of Dynegy Inc. for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1 -- Election of Directors" and "Executive Compensation -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The Dynegy Inc. Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. Reference is also made to the information appearing in Part I of this Annual Report on Form 10-K under the caption "Item 1A. Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation will be contained in Dynegy Inc.'s Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information regarding ownership of certain of Dynegy Inc.'s outstanding securities will be contained in the Dynegy Inc. Proxy Statement under the heading "Principal Stockholders" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding related party transactions will be contained in the Dynegy Inc. Proxy Statement under the headings "Principal Stockholders", "Proposal 1 -- Election of Directors" and "Executive Compensation -- Indebtedness of Management" and "-- Certain Relationships and Related Transactions" and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

         The following documents, which have been filed by Dynegy Inc. with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this statement:

a. Financial Statements -- Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8. of this Form 10-K.

b. Exhibits -- The following instruments and documents are included as exhibits to this Form 10-K.


     EXHIBIT
     NUMBER                                     DESCRIPTION
       2.1        -    Agreement and Plan of Merger among Dynegy Inc., Illinova Corporation and certain other parties named therein (15)

       2.2        -    Amendment to Agreement and Plan of Merger among Dynegy Inc., Illinova
                       Corporation and other parties named therein (18)

       2.3        -    Combination Agreement and Plan of Merger, dated May, 22, 1996, by and between NGC



     EXHIBIT
     NUMBER                                     DESCRIPTION

                       Corporation, Chevron U.S.A. Inc. and Midstream Combination Corp.(7)

       2.4        -    Amendment to Combination Agreement, dated as of August 29, 1996, by and among NGC Corporation, Chevron U.S.A. Inc. and Midstream Combination
                       Corp.(5)

       2.5        -    Agreement and Plan of Merger by and among Destec Energy, Inc., The Dow
                       Chemical Company, NGC Corporation and NGC Acquisition Corporation II dated as of February 17, 1997. (8)

       2.6        -    Asset Purchase Agreement by and between NGC Corporation and The AES
                       Corporation dated as of February 17, 1997. (8)

       2.7        -    First Amendment to Asset Purchase Agreement by and between NGC Corporation and The AES Corporation dated June 29, 1997.(9)

       2.8        -    Asset Purchase Agreement between Destec Energy, Inc. and ECT EOCENE
                       Enterprises, Inc. dated July 1, 1997.(9)

      +3.1        -    Restated Certificate of Incorporation of the Company.

      +3.2        -    Amended and Restated Bylaws of Dynegy Holdings Inc.

      +3.3        -    Statement of Resolution Establishing Series of Series A Convertible
                       Preferred Stock filed with the Illinois Secretary of State on February 1,
                       2000. (19)

       4.1        -    Warrant exercisable for 6,228 shares of Common Stock of NGC Corporation registered in the name of J. Otis Winters. (2)

       4.2        -    Indenture, dated as of December 11, 1995, by and between NGC Corporation, the Subsidiary Guarantors named therein and the First National Bank of
                       Chicago, as Trustee.(4)

       4.3        -    First Supplemental Indenture, dated as of August 31, 1996, by and among NGC
                       Corporation, the Subsidiary Guarantors named therein, and The First
                       National Bank of Chicago, as Trustee, supplementing and amending the
                       Indenture dated as of December 11, 1995. (5)

       4.4        -    Second Supplemental Indenture, dated as of October 11, 1996, by and among
                       NGC Corporation, the Subsidiary Guarantors named therein, and The First
                       National Bank of Chicago, as Trustee, supplementing and amending the
                       Indenture dated as of December 11, 1995. (5)

       4.5        -    Amended and Restated Credit Agreement dated as of June 27, 1997, among NGC
                       Corporation and The First National Bank of Chicago, Individually and as
                       Agent, The Chase Manhattan Bank and NationsBank of Texas, N.A.,
                       Individually and as Co-Agents, and the Lenders Named therein.(9)

       4.6        -    First Amendment to Amended and Restated Credit Agreement, dated November
                       24, 1997, among NGC Corporation and The First National Bank of Chicago,
                       Individually and as Agent, The Chase Manhattan Bank and NationsBank of
                       Texas, N.A., Individually and as Co-Agents for the Lenders named therein.
                       (13)

       4.7        -    Second Amendment to Amended and Restated Credit Agreement, dated as of
                       February 20,

     EXHIBIT
     NUMBER                                     DESCRIPTION
                       1998, among NGC Corporation and The First National Bank of Chicago,
                       Individually and as Agent, The Chase Manhattan Bank and NationsBank of
                       Texas, N.A., Individually and as Co-Agents for the Lenders named therein. (13)

       4.8        -    Subordinated Debenture Indenture between NGC Corporation and The First
                       National Bank of Chicago, as Debenture Trustee, dated as of May 28, 1997.
                       (10)

       4.9        -    Amended and Restated Declaration of Trust among NGC Corporation, Wilmington
                       Trust Company, as Property Trustee and Delaware Trustee, and the
                       Administrative Trustees named therein, dated as of May 28, 1997. (10)

      4.10        -    Series A Capital Securities Guarantee executed by NGC Corporation and The
                       First National Bank of Chicago, as Guarantee Trustee, dated as of May 28,
                       1997. (10)

      4.11        -    Common Securities Guarantee of NGC Corporation dated as of May 28, 1997.
                       (10)

      4.12        -    Registration Rights Agreement, dated as of May 28, 1997, among NGC
                       Corporation, NGC Corporation Capital Trust I, Lehman Brothers, Salomon
                       Brothers Inc. and Smith Barney Inc. (10)

      4.13        -    Second Supplemental Indenture among NGC Corporation, Destec Energy, Inc.
                       and The First National Bank of Chicago, as Trustee, dated as of June 30,
                       1997, supplementing and amending the Indenture dated as of June 30, 1997.
                       (11)

      4.14        -    Fourth Supplemental Indenture among NGC Corporation, Destec Energy, Inc.
                       and The First National Bank of Chicago, as Trustee, dated as of June 30,
                       1997, supplementing and amending the Indenture dated as of December 11,
                       1995. (11)

      4.15        -    Fifth Supplemental Indenture among NGC Corporation, The Subsidiary
                       Guarantors named therein and The First National Bank of Chicago, as
                       Trustee, dated as of September 30, 1997, supplementing and amending the
                       Indenture dated as of December 11, 1995. (13)

      4.16        -    Sixth Supplemental Indenture among NGC Corporation, The Subsidiary
                       Guarantors named therein and The First National Bank of Chicago, as
                       Trustee, dated as of January 5, 1998, supplementing and amending the
                       Indenture dated as of December 11, 1995. (13)

      4.17        -    Seventh Supplemental Indenture among NGC Corporation, The Subsidiary
                       Guarantors named therein and The First National Bank of Chicago, as
                       Trustee, dated as of February 20, 1998, supplementing and amending the
                       Indenture dated as of December 11, 1995. (13)

      4.18        -    Indenture, dated as of September 26, 1996, restated as of March 23, 1998, to include amendments in the First through Fifth Supplemental Indentures, between NGC Corporation and The First National Bank of Chicago, as Trustee.
                       (13)

      4.19       -     Credit Agreement dated as of May 27, 1998, among NGC Corporation and The
                       First National Bank of Chicago, Individually and as Administrative Agent,
                       The Chase Manhattan Bank, Individually and as Syndication agent and
                       NationsBank, N.A., Individually and as Documentation Agent and the Lenders
                       named therein. (12)

      4.20        -    364-Day Revolving Credit Agreement dated as of May 27, 1998, among NGC
                       Corporation and The First National Bank of Chicago, Individually and as
                       Administrative Agent, The Chase Manhattan Bank, Individually and as
                       Syndication agent and NationsBank, N.A., Individually and as Documentation
                       Agent and the Lenders named therein. (12)

      4.21        -    First Amendment to 364-Day Revolving Credit dated as of May 5, 1999 among
                       Dynegy Inc.



     EXHIBIT
     NUMBER                                     DESCRIPTION

                       and The First National Bank of Chicago, Individually and as
                       Administrative Agent, The Chase Manhattan Bank, Individually and as
                       Syndication Agent, and Citibank N.A., Individually and as Documentation
                       Agent and the Lenders Named therein. (17)


      10.1        -    Agreement of Sale and Purchase of Assets, dated as of May 5, 1991, as amended on June 6, 1991 and August 30, 1991, by and between OXY USA Inc.
                       and Trident Energy, Inc. (1)

      10.2        -    Master Agreement on Gas Processing, dated as of May 5, 1991, by and between
                       OXY USA Inc. and Trident NGL, Inc.(1)

      10.3        -    Dynegy Inc. Amended and Restated 1991 Stock Option Plan. (16)

      10.4        -    Dynegy Inc. 1998 U.K. Stock Option Plan (16)

      10.5        -    Dynegy Inc. Amended and Restated Employee Equity Option Plan. (16)

      10.6        -    Dynegy Inc. 1999 Long Term Incentive Plan. (20)

      10.7        -    Dynegy 2000 Long Term Incentive Plan. (20)

      10.8        -    Employment Agreement dated April 2, 1996 by and between NGC Corporation and
                       Stephen A. Furbacher.(6)

      10.9        -    Employment Agreement, effective dated as of February 1, 2000, between
                       Charles L. Watson and Dynegy Inc. (20)

      10.10       -    Employment Agreement, effective February 1, 2000, between Stephen W.
                       Bergstrom and Dynegy Inc. (20)

      10.11       -    Employment Agreement, effective February 1, 2000, between John U. Clarke and Dynegy Inc. (20)

      10.12       -    Employment Agreement, effective February 1, 2000, between Kenneth E.
                       Randolph and Dynegy Inc. (20)

      10.13       -    Employment Agreement, dated as of July 1, 1997, by and between Dan Ryser and NGC Corporation.

      10.14       -    Lease Agreement entered into on June 12, 1996 between Metropolitan Life
                       Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant. (6)

      10.15       -    First Amendment to Lease Agreement entered into on June 12, 1996 between
                       Metropolitan Life Insurance Company and Metropolitan Tower Realty Company,
                       Inc., as landlord, and NGC Corporation, as tenant. (6)

      10.16       -    Contribution and Assumption Agreement, dated as of August 31, 1996, among
                       Chevron U.S.A. Inc., Chevron Pipe Line Company, Chevron Chemical Company
                       and Midstream Combination Corp. (5)

      10.17       -    Scope of Business Agreement, dated May 22, 1996 between Chevron Corporation and NGC Corporation. (6)

      10.18       -    Master Alliance Agreement, dated as of September 1, 1996, among Chevron
                       U.S.A. Inc., Chevron Chemical Company, Chevron Pipe Line Company, and other
                       Chevron U.S.A. Inc.



     EXHIBIT
     NUMBER                                     DESCRIPTION

                       affiliates, NGC Corporation, Natural Gas Clearinghouse, Warren Petroleum
                       Company, Limited Partnership, Electric Clearinghouse, Inc. and other NGC
                       Corporation affiliates. (5)

     * 10.19      -    Natural Gas Purchase and Sale Agreement, dated as of August 30, 1996, among
                       Chevron U.S.A. Inc. and Natural Gas Clearinghouse. (5)

     * 10.20      -    Master Natural Gas Processing Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc. and Warren Petroleum Company, Limited
                       Partnership. (5)

     * 10.21      -    Master Natural Gas Liquids Purchase Agreement, dated as of September 1,
                       1996, among Warren Petroleum Company, Limited Partnership and Chevron
                       U.S.A. Inc. (5)

     * 10.22      -    Gas Supply and Service Agreement, dated as of September 1, 1996, among
                       Chevron Products Company and Natural Gas Clearinghouse. (5)

      10.23       -    Master Power Service Agreement, dated as of May 16, 1996, among Electric
                       Clearinghouse, Inc. and Chevron U.S.A. Production Company. (6)

      10.24       -    Master Power Service Agreement, dated as of May 16, 1996, among Electric
                       Clearinghouse, Inc. and Chevron Chemical Company. (6)

      10.25       -    Master Power Service Agreement, dated as of May 16, 1996, among Electric
                       Clearinghouse, Inc. and Chevron Products Company. (6)

     * 10.26      -    Feedstock Sale and Refinery Product Purchase Agreements, dated as of
                       September 1, 1996, among Chevron Products Company and Warren Petroleum
                       Company, Limited Partnership.(5)

     * 10.27      -    Refinery Product Sale Agreement (Hawaii), dated as of September 1, 1996, among Warren Petroleum Company, Limited Partnership and Chevron Products
                       Company. (5)

     * 10.28      -    Feedstock Sale and Refinery Product Master Services Agreement, dated as of
                       September 1, 1996, among Chevron Products Company and Warren Petroleum
                       Company, Limited Partnership. (5)

     * 10.29      -    CCC Product Sale and Purchase Agreement dated as of September 1, 1996, among Warren Petroleum Company, Limited Partnership and Chevron Chemical
                       Company. (5)

     * 10.30      -    CCC/WPC Services Agreement, dated as of September 1, 1996, among Chevron
                       Chemical Company and Warren Petroleum Company, Limited Partnership. (5)

     * 10.31      -    Operating Agreement, dated as of September 1, 1996, among Warren Petroleum
                       Company, Limited Partnership and Chevron Pipe Line Company. (5)

      10.32       -    Galena Park Services Agreement, dated as of September 1, 1996, among
                       Chevron Products Company and Midstream Combination Corp. (5)

     * 10.33      -    Venice Complex Operating Agreement, dated as of September 1, 1996, among
                       Chevron U.S.A. Inc. and Warren Petroleum Company, Limited Partnership. (6)

     * 10.34      -    Time Charter, dated as of August 31, 1996, by and between Midstream Barge
                       Company, L.L.C. and Warren Petroleum Company, Limited Partnership. (5)

     * 10.35      -    Limited Liability Company Agreement of Midstream Barge Company, L.L.C.,
                       dated as of August 31, 1996, by and between Chevron U.S.A. Inc. and Warren
                       Petroleum Company, Limited Partnership. (5)



     EXHIBIT
     NUMBER                                     DESCRIPTION

      10.36       -    Subscription Agreement between Energy Convergence Holding Company and
                       Chevron U.S.A. Inc (15)

      10.37       -    Stock Purchase Agreement between Energy Convergence Holding Company and
                       British Gas Atlantic Holdings BV and related Guaranty by British Gas
                       Overseas Holdings Limited (15)

      10.38       -    Voting Agreement between Illinova and BG Holdings, Inc. (15)

      10.39       -    Voting Agreement between Illinova and NOVA Gas Services (U.S.) Inc. (15)

      10.40       -    Voting Agreement between Illinova and Chevron U.S.A. Inc. (15)

      10.41       -    Shareholder Agreement of Energy Convergence Holding Company with Chevron
                       U.S.A. Inc. (15)

      10.42       -    Registration Rights Agreement (NOVA Gas Services (U.S.) Inc. and British
                       Gas Atlantic Holdings BV) (15)

      10.43       -    First Amended and Restated Limited Partnership Agreement of the West Texas
                       LPG Pipeline Limited Partnership (17)

      10.44       -    Amended and Restated Operating Agreement of the West Texas LPG Pipeline
                       Limited Partnership and Chevron Pipeline Company (17)

      10.45       -    Dynegy Inc. Severance Pay Plan. (16)

      10.46       -    Registration Rights Agreement (Chevron U.S.A. Inc) (15)

      10.47       -    First Supplemental Plan to the Dynegy Inc. Severance Pay Plan (17)

      10.48       -    Amendment No. 1 to the First Supplemental Plan to the Dynegy Inc. Severance
                       Pay Plan (17)

      10.49       -    Second Supplemental Plan to the Dynegy Inc. Severance Pay Plan (17)

      10.50       -    Third Supplemental Plan to the Dynegy Inc. Severance Pay Plan (17)

      10.51       -    Fourth Supplemental Plan to the Dynegy Inc. Severance Pay Plan (17)

      10.52       -    Dynegy Midstream Services, Limited Partnership Supplemental Severance Pay
                       Plan (17)

      10.53       -    NGC Profit Sharing/401(k) Savings Plan. (16)

      10.54       -    First Amendment to NGC Profit Sharing/401(k) Savings Plan. (16)

      10.55       -    Second Amendment to NGC Profit Sharing/401(k) Savings Plan. (16)

      10.56       -    Third Amendment to Dynegy Inc. Profit Sharing/401(k) Savings Plan. (17)

      10.57       -    Fourth Amendment to Dynegy Inc. Profit Sharing/401(k) Savings Plan. (20)

      10.58       -    Fifth Amendment to Dynegy Inc. Profit Sharing/401(k) Savings Plan. (20)

      10.59       -    Sixth Amendment to Dynegy Inc. Profit Sharing/401(k) Savings Plan. (20)

      10.60       -    Seventh Amendment to Dynegy Inc. Profit Sharing/401(k) Savings Plan. (20)



     EXHIBIT
     NUMBER                                     DESCRIPTION

     +12.1       -    Computation of Ratio of Earnings to Fixed Charges.

     +22.1       -    Subsidiaries of the Company.

     +23.1       -    Consent of Arthur Andersen LLP.

     +27.1       -    Financial Data Schedule.

------------------
+ Filed herewith

 * Exhibit omits certain information which the Company has filed separately with the Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

(1) Incorporated by reference to exhibits to the Registration Statement of Trident NGL, Inc. on Form S-1, Registration No. 33-43871.

(2) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1993 of Trident NGL Holding, Inc., Commission File No. 1-11156.

(3) Incorporated by reference to exhibits to the Registration Statement of Trident NGL Holding, Inc. on Form S-4, Registration No. 33-88907.

(4) Incorporated by reference to the Registration Statement of NGC Corporation on Form S-3, Registration No. 33-97368.

(5) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, of NGC Corporation, Commission File No. 1-11156.

(6) Incorporated by reference to exhibits to the Registration Statement of Midstream Combination Corp. on Form S-4, Registration No. 333-09419.

(7) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, dated May 22, 1996, Commission File No. 1-11156.

(8) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996, of NGC Corporation, Commission File No. 1-11156.

(9) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated June 27, 1997.

(10) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997, Commission File No. 1-11156.

(11) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997, Commission File No. 1-11156

(12) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1998, Commission File No. 1-11156.

(13) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, of NGC Corporation, Commission File No. 1-11156.

(14) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 1998, Commission File No. 1-11156.

(15) Incorporated by reference to exhibits to the Current Report on Form 8-K of Dynegy Inc. dated June 14, 1999.

(16) Incorporated by reference to exhibits to the Annual Report in Form 10-K of the Fiscal Year Ended December 31, 1998, of Dynegy Inc., Commission File No. 1-11156.

(17) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1999, Commission File No. 1-11156.

(18) Incorporated by reference to exhibits to Amendment No. 1 to the Registration Statement on Form S-4 of Energy Convergence Holding Company filed with the Securities and Exchange Commission on September 7, 1999.

(19) Incorporated by reference to exhibits to Registration Statement on Form 8-A of Dynegy Inc.

(20) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal year Ended December 31, 1999 of Dynegy Inc.

(b)    Reports on Form 8-K of Dynegy Holdings Inc..

       None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Dynegy Holdings Inc.



Date:  February 24, 2000                By:  /s/ Stephen W. Bergstrom
                                             -----------------------------------
                                             Stephen W. Bergstrom, President
                                             and Chief Operating Officer and
                                             Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  February 24, 2000                By:  /s/ Stephen W. Bergstrom
                                             -----------------------------------
                                             Stephen W. Bergstrom, President
                                             and Chief Operating Officer and
                                             Director


Date:  February 24, 2000                By:  /s/ John U. Clarke
                                             ----------------------------------
                                             John U. Clarke, Executive Vice
                                             President, Chief Financial Officer
                                             (Principal Financial Officer) and
                                             Director


Date:  February 24, 2000                By:  /s/ Bradley P. Farnsworth
                                             -----------------------------------
                                             Bradley P. Farnsworth, Senior Vice
                                             President and Controller (Principal
                                             Accounting Officer)


Date:  February 24, 2000                By:  /s/ Kenneth E. Randolph
                                             -----------------------------------
                                             Kenneth E Randolph, Senior Vice
                                             President, General Counsel and
                                             Secretary and Director

                              DYNEGY HOLDINGS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS                                                                                PAGE
                                                                                                                 ----
         Report of Independent Public Accountants........................................................         F-2

         Consolidated Balance Sheets as of December 31, 1999 and 1998....................................         F-3

         Consolidated Statements of Operations for the years ended
              December 31, 1999, 1998 and 1997...........................................................         F-4

         Consolidated Statements of Cash Flows for the years ended
              December 31, 1999, 1998 and 1997...........................................................         F-5

         Consolidated Statements of Changes in Stockholders' Equity
              for the years ended December 31, 1999, 1998 and 1997.......................................         F-6

         Notes to Consolidated Financial Statements......................................................         F-7

FINANCIAL STATEMENT SCHEDULE

         Condensed Financial Statements of the Registrant................................................        F-36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Dynegy Holdings Inc.:

         We have audited the accompanying consolidated balance sheets of Dynegy Holdings Inc., formerly Dynegy Inc., (a Delaware corporation and wholly-owned subsidiary of Dynegy, Inc.) and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynegy Holdings Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in Schedule I is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                        ARTHUR ANDERSEN LLP



Houston, Texas
February 28, 2000

                              DYNEGY HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                              DECEMBER 31,            DECEMBER 31,
                                                                                 1999                     1998
                                                                           ---------------         ----------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $         45,230        $         28,367
Accounts receivable, net                                                          1,992,450               1,563,558
Accounts receivable, affiliates                                                      48,966                  60,180
Inventories                                                                         271,884                 149,901
Assets from risk-management activities                                              379,833                 219,105
Prepayments and other assets                                                         66,717                  96,130
                                                                           ----------------        ----------------
                                                                                  2,805,080               2,117,241
                                                                           ----------------        ----------------

PROPERTY, PLANT AND EQUIPMENT                                                     2,575,100               2,446,878
Less: accumulated depreciation                                                     (557,219)               (514,771)
                                                                           ----------------        ----------------
                                                                                  2,017,881               1,932,107
                                                                           ----------------        ----------------

OTHER ASSETS
Investments in unconsolidated affiliates                                            627,335                 502,613
Assets from risk-management activities                                              452,913                 135,100
Other assets                                                                        621,962                 577,176
                                                                           ----------------        ----------------
                                                                           $      6,525,171        $      5,264,237
                                                                           ================        ================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                           $      1,667,199        $      1,370,902
Accounts payable, affiliates                                                        161,500                 113,827
Accrued liabilities and other                                                       184,013                 155,227
Liabilities from risk-management activities                                         334,080                 251,213
Notes payable and current portion of long-term debt                                 191,731                 135,154
                                                                           ----------------        ----------------
                                                                                  2,538,523               2,026,323

LONG-TERM DEBT                                                                    1,299,333                 953,001

OTHER LIABILITIES
Non-Recourse Debt                                                                    34,593                  93,889
Liabilities from risk-management activities                                         321,252                  40,747
Deferred income taxes                                                               335,190                 317,537
Other long-term liabilities                                                         486,798                 504,677
                                                                           ----------------        ----------------
                                                                                  5,015,689               3,936,174
                                                                           ----------------        ----------------

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                          200,000                 200,000

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 50,000,000 shares authorized; 8,000,000 shares designated as Series A Participating Preferred Stock, 7,815,363
  shares issued and outstanding at December 31, 1999 and 1998,
  respectively                                                                       75,418                  75,418
Common stock, $.01 par value, 400,000,000 shares authorized;
  157,499,001 shares issued at December 31, 1999 and 153,298,220
  shares issued at December 31, 1998                                                  1,575                   1,533
Additional paid-in capital                                                          973,000                 935,183
Retained earnings                                                                   277,074                 133,340
Less: treasury stock, at cost: 1,200,700 shares at December 31, 1999
   and 1,200,700 shares at December 31, 1998                                        (17,585)                (17,411)
                                                                           ----------------        ----------------
                                                                                  1,309,482               1,128,063
                                                                           ----------------        ----------------
                                                                           $      6,525,171        $      5,264,237
                                                                           ================        ================

                   See Notes to Consolidated Financial Statements.

                              DYNEGY HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                                              YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------
                                                                   1999                1998                  1997
                                                              --------------       -------------       --------------
Revenues                                                      $   15,429,976       $   14,257,997      $   13,378,380
Cost of sales                                                     14,886,101           13,829,310          12,993,086
                                                              --------------           ----------      --------------
   Operating margin                                                  543,875              428,687             385,294
Depreciation and amortization                                        129,458              113,202             104,391
Impairment, abandonment and other charges                                ---                9,644             275,000
General and administrative expenses                                  200,717              185,708             149,344
                                                              --------------       --------------      --------------

   Operating income (loss)                                           213,700              120,133            (143,441)
Equity in earnings of unconsolidated affiliates                       79,854               91,038              58,959
Other income                                                          73,287               46,821              28,113
Interest expense                                                     (78,164)             (74,992)            (63,455)
Other expenses                                                       (45,519)              (7,677)            (20,230)
Minority interest in income of a subsidiary                          (16,632)             (16,632)             (9,841)
                                                              --------------       --------------      --------------

Income (loss) before income taxes                                    226,526              158,691            (149,895)
Income tax provision (benefit)                                        74,677               50,338             (62,210)
                                                              --------------       --------------      --------------

Net income (loss) from continuing operations before                  151,849              108,353             (87,685)
   cumulative effect of accounting change
Cumulative effect of change in accounting
   principle (net of income tax benefit of $7,913)                       ---                  ---             (14,800)
                                                              --------------       --------------      --------------

NET INCOME (LOSS)                                             $      151,849       $      108,353      $     (102,485)
                                                              ==============       ==============      ==============

NET INCOME PER SHARE:

Net income (loss) from continuing operations                  $      151,849       $      108,353      $      (87,685)
Cumulative effect of change in accounting
   principle (net of income tax benefit of $7,913)                       ---                  ---             (14,800)
Less: preferred stock dividends                                         (391)                (391)               (391)
                                                              --------------       --------------      --------------
Net income (loss) applicable to common stockholders           $      151,458       $      107,962      $     (102,876)
                                                              ==============       ==============      ==============


Basic earnings (loss) per share                               $          0.98      $         0.71      $        (0.68)
                                                              ===============      ==============      ==============

Diluted earnings per share                                    $          0.91      $         0.66      $          n/a
                                                              ===============      ==============      ==============


Basic shares outstanding                                             154,198              151,619             150,653
                                                              ==============       ==============      ==============

Diluted shares outstanding                                           166,975              164,605             167,009
                                                              ==============       ==============      ==============



                   See Notes to Consolidated Financial Statements.

                              DYNEGY HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                            1999              1998              1997
                                                                         -----------      ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $   151,849      $   108,353       $  (102,485)
Items not affecting cash flows from operating activities:
   Depreciation, amortization, impairment and abandonment                    108,325          102,577           378,916
   Equity in earnings of affiliates, net of cash distributions               (13,754)          (6,477)           (4,073)
   Risk management activities                                               (115,138)          (7,422)           (8,757)
   Deferred income taxes                                                      63,167           52,308           (86,424)
   Amortization of bond premium                                                   ---          (2,572)           (6,768)
   Other, including gains on sale of assets                                  (33,972)         (22,540)            1,249
Change in assets and liabilities resulting from operating activities:
   Accounts receivable                                                      (463,479)          51,046           (35,845)
   Inventories                                                              (106,201)         (17,380)           86,077
   Prepayments and other assets                                               53,761          (30,605)          (20,686)
   Accounts payable                                                          348,077           44,113           (22,601)
   Accrued liabilities                                                        37,001          (27,699)           14,064
Other, net                                                                   (20,797)           7,078            85,922
                                                                         ------------     -----------       -----------

Net cash provided by operating activities                                      8,839          250,780           278,589
                                                                         -----------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                        (364,559)        (298,738)         (220,003)
Investment in unconsolidated affiliates                                      (83,963)         (78,096)          (27,708)
Business acquisitions, net of cash acquired                                      ---           (2,644)         (715,589)
Proceeds from asset sales                                                     80,594           45,044           452,565
Other, net                                                                    49,264           39,352               ---
                                                                         -----------      -----------       -----------

Net cash used in investing activities                                       (318,664)        (295,082)         (510,735)
                                                                         -----------         --------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                                           397,488          212,259         2,218,500
Repayments of long-term borrowings                                           (43,849)        (493,277)       (2,198,275)
Net cash flow from commercial paper and money market lines of credit         (42,161)         350,758               ---
Proceeds from sale of capital stock, options and warrants                     21,855            3,863             5,147
Issuance of company obligated preferred securities of a
   subsidiary trust, net                                                         ---              ---           198,043
Treasury stock acquisitions                                                     (174)          (6,905)          (10,506)
Dividends and other distributions, net                                        (8,115)          (7,988)           (7,925)
Other, net                                                                     1,644           (9,088)              ---
                                                                         -----------      -----------       -----------

Net cash provided by financing activities                                    326,688           49,622           204,984
                                                                         -----------      -----------       -----------

Net increase (decrease) in cash and cash equivalents                          16,863            5,320           (27,162)
Cash and cash equivalents, beginning of year                                  28,367           23,047            50,209
                                                                         -----------      -----------       -----------

Cash and cash equivalents, end of year                                   $    45,230      $    28,367       $    23,047
                                                                         ===========      ===========       ===========



                   See Notes to Consolidated Financial Statements.

                              DYNEGY HOLDINGS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)



                                         SERIES A PREFERRED     COMMON STOCK    ADDITIONAL                      TREASURY STOCK
                                 ------------------------- --------------------  PAID-IN      RETAINED     -------------------------
                                     SHARES       AMOUNT      SHARES     AMOUNT   CAPITAL     EARNINGS        SHARES       AMOUNT
                                 ------------- ----------- ----------- --------- ---------- ------------- ------------ ------------
Balance at December 31,
    1996                              7,815    $  75,418    149,847    $   1,498  $ 896,432    $ 143,385         ---      $   ---
Net loss                                ---          ---        ---          ---        ---     (102,485)        ---          ---
Options exercised                       ---          ---      1,541           15     11,577          ---         ---          ---
Dividends and other
    Distributions                       ---          ---        ---          ---        ---       (7,925)        ---          ---
401(k) plan and profit
    sharing stock  issuances            ---          ---        385            5      7,401          ---
Options granted                         ---          ---        ---          ---      4,044          ---         ---          ---
Treasury stock acquisitions             ---          ---        ---          ---        ---          ---        (655)     (10,506)
Other                                   ---          ---         24          ---        266          ---         ---          ---
                                  ---------    ---------  ---------    ---------  ---------    ---------   ---------    ---------

Balance at December 31,
     1997                             7,815       75,418    151,797        1,518    919,720       32,975        (655)     (10,506)
Net income                              ---          ---        ---          ---        ---      108,353         ---          ---
Options exercised                       ---          ---      1,032           10      3,808          ---         ---          ---
Dividends and other
    Distributions                       ---          ---        ---          ---        ---       (7,988)        ---          ---
401(k) plan and profit
    sharing stock issuances             ---          ---        457            5      6,822          ---         ---          ---
Options granted                         ---          ---        ---          ---      4,675          ---         ---          ---
Treasury stock acquisitions             ---          ---        ---          ---        ---          ---        (546)      (6,905)
Other                                   ---          ---         12          ---        158          ---         ---          ---
                                  ---------    ---------  ---------    ---------  ---------    ---------   ---------    ---------
Balance at December 31,
     1998                             7,815       75,418    153,298        1,533    935,183      133,340      (1,201)     (17,411)

Net income                              ---          ---        ---          ---        ---      151,849         ---          ---
Options exercised                       ---          ---      3,523           35     21,992          ---         ---          ---
Dividends and other
    Distributions                       ---          ---        ---          ---        ---       (8,115)        ---          ---
401(k) plan and profit
    sharing stock issuances             ---          ---        670            7      9,869          ---         ---          ---
Options granted                         ---          ---        ---          ---      6,028          ---         ---          ---
Treasury stock acquisitions             ---          ---        ---          ---        ---          ---                     (174)
Other                                   ---          ---          8          ---        (72)         ---         ---          ---
                                  ---------    ---------  ---------    ---------  ---------    ---------   ---------    ---------
Balance at December 31,
  1999                                7,815    $  75,418    157,499    $   1,575  $ 973,000    $ 277,074      (1,201)   $ (17,585)
                                  =========    =========  =========    =========  =========    =========   =========    =========



                   See Notes to Consolidated Financial Statements.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ACCOUNTING POLICIES

         Dynegy Holdings Inc. ("Dynegy" or the "Company") is a holding company that conducts substantially all of its business through its subsidiaries. The Company is a leading provider of energy products and services in North America, the United Kingdom and continental Europe. Products marketed by the Company's wholesale marketing operations include natural gas, electricity, coal, emissions, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets.

         The Company is a holding company that conducts substantially all of its business through its subsidiaries. From inception of operations in 1984 until 1990, Natural Gas Clearinghouse ("Clearinghouse") limited its activities primarily to natural gas marketing. Starting in 1990, Clearinghouse expanded its core business operations through acquisitions and strategic alliances resulting in the formation of a midstream energy asset business and establishing energy marketing operations in both Canada and the United Kingdom. The Company initiated electric power marketing operations in February 1994. Effective March 1, 1995, Clearinghouse and Trident NGL Holding, Inc. ("Holding"), a fully integrated natural gas liquids company, merged ("Trident Combination") and the combined entity was renamed NGC Corporation ("NGC"). On August 31, 1996, NGC completed a strategic combination with Chevron U.S.A. Inc. and certain Chevron affiliates (collectively "Chevron") whereby substantially all of Chevron's midstream assets merged with NGC ("Chevron Combination"). Effective July 1, 1997, NGC acquired Destec Energy, Inc. ("Destec Acquisition"), a leading independent power producer. During 1998, the Company changed its name to Dynegy Inc. On June 14, 1999, Dynegy Inc. announced its intent to acquire Illinova Corporation ("Illinova"), and completed this acquisition early in the first quarter 2000. As part of the acquisition of Illinova, old Dynegy, which was renamed Dynegy Holdings Inc., became a wholly-owned subsidiary of a new holding company, now referred to as Dynegy Inc. The assets, liabilities and operations of the former Dynegy Inc. before the acquisition became the assets, liabilities and operations of Dynegy Holdings Inc. after the acquisition. Both Dynegy Inc. and Dynegy Holdings Inc. are subject to the reporting requirements of the 1934 Securities Act. The financial and operational data of Dynegy Holdings Inc. contained herein is the same financial and operational data of Dynegy Inc. for all periods presented.

         The accounting policies of Dynegy conform to generally accepted accounting principles. The more significant of such accounting policies are described below. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Investments in affiliates in which the Company has a significant ownership interest, generally 20 percent to 50 percent, are accounted for by the equity method. Other investments are carried at cost. Certain reclassifications have been made to prior-period amounts to conform with current-period financial statement classifications.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of all demand deposits and funds invested in short-term investments with original maturities of three months or less. At December 31, 1999, approximately $7 million of cash and cash equivalents was restricted.

         CONCENTRATION OF CREDIT RISK. Dynegy provides multiple energy commodity solutions principally to customers in the electric and gas distribution industries and to entities engaged in industrial and petrochemical businesses. These industry concentrations have the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry or other conditions. Receivables are generally not collateralized; however, Dynegy believes the credit risk posed by industry concentration is offset by the diversification and creditworthiness of the Company's customer base.

         INVENTORIES. Inventories consisting primarily of natural gas in storage of $165.1 million and $78.2 million, natural gas liquids of $66.2 million and $23.4 million, and crude oil of $10.7 million and $25.2 million at December 31, 1999 and 1998, respectively, are valued at the lower of weighted average cost or at market. Materials and supplies inventory of $29.9 million and $23.1 million at December 31, 1999 and 1998, respectively, is carried at the lower of cost or market using the specific-identification method.

         PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment consisting principally of gas gathering, processing, fractionation, terminaling and storage facilities, natural gas transmission lines, pipelines, power generating facilities and supporting infrastructure is recorded at cost. Expenditures for major replacements and renewals are capitalized while expenditures for maintenance, repairs and minor renewals to maintain facilities in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 30 years. Composite depreciation rates are applied to functional groups of property having similar economic characteristics. Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates ("composite rate") until the asset group subject to the composite rate is retired. The Company reviews the carrying value of its long-lived assets in accordance with provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets."

         ENVIRONMENTAL COSTS AND OTHER CONTINGENCIES. Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefit. Liabilities are recorded when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and site-specific costs. Such liabilities may be recognized on a discounted basis if the amount and timing of anticipated expenditures for a site are fixed or reliably determinable; otherwise, such liabilities are recognized on an undiscounted basis. Environmental liabilities in connection with assets that are sold or closed are realized upon such sale or closure, to the extent they are probable, can be estimated and have not previously been reserved. In assessing environmental liabilities, no offset is made for potential insurance recoveries. Recognition of any joint and several liability is based upon the Company's best estimate of its final pro rata share of such liability.

         Liabilities for other contingencies are recognized upon identification of an exposure, which when fully analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that such loss amount can be reasonably estimated. Costs to remedy such contingencies or other exposures are charged to a reserve, if one exists, or otherwise to current operations.

         GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets, principally goodwill, are generally amortized by the straight-line method over an estimated useful life of up to 30 years. At December 31, 1999 and 1998, unamortized goodwill was classified as an other long-term asset aggregating $364.7 million and $392.3 million, respectively.

         REVENUE RECOGNITION. Revenues for product sales and gas processing and marketing services are recognized when title passes to the customer or when the service is performed. Fractionation and transportation revenues are recognized based on volumes received in accordance with contractual terms. Revenues derived from power generation are recognized upon output, product delivery or satisfaction of specific targets, all as specified by contractual terms. Fees derived from engineering and construction contracts and development and other activities received from joint ventures in which Dynegy holds an equity interest are deferred to the extent of Dynegy's ownership interest and amortized on a straight-line basis over appropriate periods, which vary according to the nature of the service provided and the ventures' operations.

         Substantially all of the operations of the Company's world-wide gas marketing, power marketing, and crude marketing operations are accounted for under a mark-to-market accounting methodology. Under mark-to-market accounting, fixed-price forwards, swaps, options, futures and other financial instruments with third parties are reflected at fair market value, net of reserves, with resulting unrealized gains and losses recorded as assets and liabilities from risk management activities in the consolidated balance sheets. The accrual method of accounting is used for accounting for NGL marketing activities.

         The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures. Financial instruments that are utilized in the Company's trading operations are considered to be trading and accounted for accordingly. Gains and losses from hedging transactions are recognized in income and are reflected as cash flows from operating activities in the periods for which the underlying commodity, interest rate or foreign currency transaction was hedged. If the necessary correlation to the commodity, interest rate or foreign currency transaction being hedged ceases to exist, the Company ceases to account for the contract as a hedge and recognizes a gain or loss to the extent the contract results have not been offset by the effects of price or interest rate changes on the hedged item since inception of the hedge. If the underlying being hedged by the commodity, interest rate or foreign currency transaction is disposed of or otherwise terminated, the gain or loss associated with such contract(s) is no longer deferred and is recognized in the period the underlying is eliminated.

         INCOME TAXES. The Company files a consolidated United States federal income tax return and, for financial reporting purposes, provides income taxes for the difference in the tax and financial reporting bases of its assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

         EARNINGS PER SHARE. Basic earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Diluted earnings per share represents the amount of earnings for the period available to each share of common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. Differences between basic and diluted shares outstanding in all periods are attributed to the Series A Preferred Stock, options outstanding and a warrant.

         FOREIGN CURRENCY TRANSLATIONS. For subsidiaries whose functional currency is other than U.S. dollar, assets and liabilities are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. For each of the three years in the period ended December 31, 1999, items of other comprehensive income were immaterial to the Company's operating results.

NOTE 2 -- RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

         Dynegy's operating results are impacted by commodity price, interest rate and foreign exchange rate fluctuations. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas, natural gas liquids, crude oil, electricity and coal businesses in order to minimize the risk of market fluctuations. However, as a result of marketplace liquidity and other factors, the Company may, at times, be unable to hedge certain identified market risks. Further, the Company may, at times, have a bias in the market, within established guidelines, resulting from the management of its commodity portfolios. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures.

         The Energy Convergence segment includes the integrated component businesses: wholesale gas marketing, wholesale power marketing and power generation. Operating margins earned by wholesale gas and power marketing, exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most of the purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. To the extent a net open position exists, fluctuating commodity market prices can impact Dynegy's financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year.
Historically, fuel costs, principally natural gas, represented the primary variable cost impacting the financial performance of the Company's investment in power generating facilities. Operating margins at these facilities were relatively insensitive to commodity price fluctuations since most purchase and sales contracts contained variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, the Company's investment strategy, which emphasizes growth of merchant generation capacity, is altering the makeup of its generation asset portfolio. The growth of merchant generation capacity as a percentage of total available capacity increases the Company's exposure to commodity price risk. The financial performance and cash flow derived from merchant generation capacity is impacted, either favorably or unfavorably, by changes in and the relationship between natural gas and electricity prices.

         Operating margins associated with the Midstream segment's natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices, principally as a result of contractual terms under which natural gas is processed and products are sold by these businesses and the availability of inlet volumes. In addition, certain of the Midstream Businesses' processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices which, in turn influences the volumes of gas processed. Commodity price fluctuations also impact the operating margins derived from the Midstream segment's natural gas liquids and crude oil marketing businesses.

         Dynegy's commercial groups manage, on a portfolio basis, the market risks inherent in their transactions, subject to parameters established by the Dynegy Inc.'s Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units that create or actively manage these risk exposures to ensure compliance with Dynegy's risk management policies. Risk measurement is also practiced against the Dynegy portfolios with stress testing and scenario analysis.

         ACCOUNTING FOR RISK MANAGEMENT ACTIVITIES. Effective with the adoption of Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" ("EITF 98-10") on January 1, 1999, substantially all of the operations of the Company's world-wide gas marketing, power marketing, and crude marketing operations are accounted for under a mark-to-market accounting methodology. Under mark-to-market accounting, fixed-price forwards, swaps, options, futures and other financial instruments with third parties are reflected at fair market value, net of reserves, with resulting unrealized gains and losses recorded as assets and liabilities from risk management activities in the consolidated balance sheets. These assets and liabilities are affected by the actual timing of settlements related to these contracts and current-period changes resulting primarily from newly originated transactions and the impact of price movements. These changes are recognized as revenues in the consolidated statements of operations in the period in which the change occurs. Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations, the time value of money and volatility factors underlying the commitments. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed. These mathematical models utilize historical market data to forecast future elongated pricing curves, which are used to value the commitments that reside outside of the liquid market quotations. Realized cash returns on these commitments may vary, either positively or negatively, from the results estimated through application of forecasted pricing curves generated through application of the mathematical model. Dynegy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves. These market prices are adjusted to reflect the potential impact of liquidating Dynegy's position in an orderly manner over a reasonable period of time under present market conditions.

         QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using value at risk. The quantification of market risk using value at risk provides a consistent measure of risk across diverse energy markets and products with different risk factors in order to set the overall corporate risk tolerance, to determine risk targets, and to set position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on value at risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to value at risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to value at risk, Dynegy performs regular stress and scenario analysis to measure extreme losses due to exceptional events. The value at risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the value at risk methodologies, such as market volatility, liquidity, event and correlation risk.

         CREDIT AND MARKET RESERVES. In connection with the market valuation of its energy commodity contracts, the Company maintains certain reserves for a number of risks associated with these future commitments. Among others, these include reserves for credit risks based on the financial condition of counterparties, reserves for product location ("basis") differentials and consideration of the time value of money for long-term contracts. Counterparties in its trading portfolio consist principally of financial institutions, major energy companies and local distribution companies. The creditworthiness of these counterparties may impact overall exposure to credit risk, either positively or negatively; however, with regard to its counterparties Dynegy maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, the Company employs standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Based on these policies, its current exposures and its credit reserves, Dynegy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance. The following table displays the mark-to-market portfolio value of Dynegy's energy commodity risk management transactions at December 31, 1999:

                                                                                          BELOW
                                                                    INVESTMENT          INVESTMENT
                                                                   GRADE CREDIT        GRADE CREDIT
                                                                     QUALITY             QUALITY            TOTAL
                                                                -----------------------------------------------------
                                                                                  ($ IN THOUSANDS)
          Utilities and power generators                            $ 112,383           $  (2,033)       $ 110,350
          Financial institutions                                       37,173                 ---           37,173
          Oil and gas producers                                        21,594               5,142           26,736
          Industrial companies                                          2,167               5,849            8,016
          Other                                                           419                  16              435
                                                                    ---------           ---------        ---------
          Value of fixed-price transactions before reserves         $ 173,736           $   8,974          182,710
                                                                    =========           =========          (38,177)
          Reserves                                                                                       ---------
                                                                                                         $ 144,533
          Net fixed-price value                                                                          =========

         At December 31, 1999, the term of Dynegy's risk management portfolio extends to 2007 and the average remaining life of an individual transaction was 3 months.

         COMPREHENSIVE CHANGE IN ACCOUNTING PRINCIPLES. Effective January 1, 1999, the Company adopted the provisions of EITF 98-10 pursuant to the implementation requirements stated therein. The effect of adoption of the provisions of EITF 98-10 was to alter the Company's comprehensive method of accounting for energy-related contracts, as defined in that statement, resulting in changes to the accounting for certain commodity activity principally in the gas marketing operations in the United Kingdom and power and crude oil trading operations world-wide. The cumulative effect of this change in accounting principle was not material to the estimated annual 1999 results of operations. The pro forma effect on prior periods of the adoption of the provisions of EITF 98-10 was not determinable.

         The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company. The Financial Accounting
Standards Board recently deferred implementation of the provisions of Statement No. 133 to fiscal periods beginning after June 15, 2000. Dynegy intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair-value amounts have been determined by the Company using available market information and selected valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair-value amounts.

         The carrying values of current assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were:

                                                                                  DECEMBER 31,
                                                           ------------------------------------------------------------
                                                                       1999                          1998
                                                           ------------------------------ -----------------------------
                                                              CARRYING                       CARRYING
                                                               AMOUNT       FAIR VALUE        AMOUNT       FAIR VALUE
                                                           ------------- ---------------- ------------- ---------------
                                                                               ($ IN THOUSANDS)
          Commercial Paper                                    $ 456,482      $ 456,482       $ 518,643       $ 518,643
          Money market lines of credit                           40,000         40,000          20,000          20,000
          Canadian Credit Agreement                              40,000         40,000          40,000          40,000
          6.75% Senior Notes, due 2005                          150,000        145,000         150,000         152,000
          7.625% Senior Debentures, due 2026                    175,000        163,000         175,000         179,000
          7.125% Senior Debentures, due 2018                    175,000        157,000         175,000         172,000
          6.875% Senior Notes, due 2002                         200,000        197,000             ---             ---
          7.45% Senior Notes, due 2006                          200,000        196,000             ---             ---
          Non-Recourse Debt                                      89,175         89,175         103,126         103,126
          Preferred Securities of a Subsidiary Trust            200,000        191,000         200,000         204,000
          Interest rate risk-management contracts                   ---         (2,761)            ---          (8,474)
          Foreign currency risk-management contracts              2,685          2,545           4,418           5,491
          Commodity risk-management contracts                    97,185         94,406         (29,222)        (30,977)

         The financial statement carrying amounts of the Company's credit agreement, variable-rate debt and power generation notes were assumed to approximate fair value. The fair values of the Company's other long-term indebtedness, including the Preferred Securities of a Subsidiary Trust , were based on quoted market prices by financial institutions that actively trade these debt securities. The fair value of the Company's cost basis investments was not estimated as the investments were considered immaterial. The fair value of interest rate, foreign currency and commodity risk-management contracts were based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. The interest rate swap contracts, foreign currency forward exchange contracts and commodity swap and option agreements extend for periods of up to 11, 3 and 8 years, respectively. The absolute notional contract amounts associated with the commodity risk-management, interest rate and forward exchange contracts, respectively, were as follows:

                                                                                       DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                           1999             1998            1997
                                                                    ---------------- ---------------- -----------------
          Natural Gas (Trillion Cubic Feet)                                 5.702            4.179            2.558
          Electricity (Million Megawatt Hours)                             42.949            1.835            2.244
          Natural Gas Liquids (Million Barrels)                            19.902            6.397            4.355
          Crude Oil (Million Barrels)                                      35.554           18.800           14.920
          Interest Rate Swaps (in thousands of US Dollars)          $      36,524    $      69,332    $     180,000
          Fixed Interest Rate Paid on Swaps (Percent)                       8.210            8.067            6.603
          U.K. Pound Sterling (in thousands of US Dollars)          $      85,812    $      69,254    $      74,638
          Average U.K. Pound Sterling Contract Rate (in US Dollars) $      1.6191    $      1.6143    $      1.5948
          Canadian Dollar (in thousands of US Dollars)              $     288,898    $     268,307    $      37,041
          Average Canadian Dollar Contract Rate (in US Dollars)     $      0.6775    $      0.6710    $      0.7240

         Cash-flow requirements for these commodity risk-management, interest rate and foreign exchange contracts were estimated based upon market prices in effect at December 31, 1999. Cash-flow requirements were as follows:

                                   2000           2001          2002           2003           2004          BEYOND
                              -------------- ------------- -------------- -------------- -------------- ---------------
                                                                   ($ IN THOUSANDS)
Future estimated net inflows
   (outflows) based on year
   end market prices/rates     $    33,893    $    13,735   $    13,958    $     13,711   $     12,447   $      6,446
                               ===========    ===========   ===========    ============   ============   ============

NOTE 3 -- CASH FLOW INFORMATION

         Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                     1999              1998              1997
                                                              ------------------ ---------------- -----------------
                                                                                 ($ IN THOUSANDS)
          Interest paid (net of amount capitalized)             $      80,393       $  83,376        $  60,323
                                                                =============       =========        =========

          Taxes paid (net of refunds)                           $       1,927       $  (8,000)       $   8,043
                                                                =============       =========        =========

          Detail of businesses acquired:
            Current assets and other                             $        ---       $   5,144        $ 547,505
            Fair value of non-current assets                              ---         101,630          503,789
            Liabilities assumed, including deferred taxes                 ---        (104,130)        (268,092)
            Capital stock issued and options exercised                    ---             ---              ---
            Cash balance acquired                                         ---             ---          (67,613)
                                                                -------------       ---------        ---------

            Cash paid, net of cash acquired                      $        ---       $   2,644        $ 715,589
                                                                =============       =========        =========

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

         Investments in property, plant and equipment consisted of:

                                                                              DECEMBER 31,
                                                                 ----------------------------------------
                                                                         1999               1998
                                                                 -------------------- -------------------
                                                                             ($ IN THOUSANDS)
           Energy Convergence Segment and Other                      $     638,181      $     407,945
           Midstream Segment:
               Natural gas processing                                    1,210,713          1,241,658
               Fractionation                                               176,961            185,198
               Liquids marketing                                           141,397            139,328
               Natural gas gathering and transmission                      353,966            429,631
               Crude oil                                                    53,882             43,118
                                                                     -------------      -------------
                                                                         2,575,100          2,446,878
           Less: accumulated depreciation                                 (557,219)          (514,771)
                                                                     -------------      -------------
                                                                     $   2,017,881      $   1,932,107
                                                                     =============      =============

         Interest capitalized related to costs of projects in process of development totaled $16.7 million, $7.6 million and $8.8 million for each of the three years in the period ended December 31, 1999.

         In the second quarter of 1998 and the fourth quarter of 1999, the Company purchased the outstanding partnership interests held by third parties in three separate limited partnerships, each formed for the purpose of owning and operating a discrete power generation facility in the State of California. As of the effective date of each transaction, the Company began consolidating the aggregate assets, liabilities and results of operations associated with these projects. In January 2000, these partnership interests were sold as a condition precedent to the Illinova acquisition.

NOTE 5 -- UNCONSOLIDATED AFFILIATES

         The equity method of accounting is used for investments in certain partnerships and for investments in companies in which Dynegy has a voting interest between 20 percent and 50 percent. Such investments include:

         ACCORD ENERGY LIMITED ("ACCORD"). Accord was formed in 1994 to market energy resources in the United Kingdom and Europe. Prior to 1997, Dynegy owned a 49 percent limited partner interest in Accord. In January 1997, such interest was converted to a 25 percent participating preferred stock interest.

         NICOR ENERGY, L.L.C. ("NICOR"). NICOR is a retail energy alliance formed with NICOR Energy Management Services, a subsidiary of NICOR Inc., to provide energy services to industrial, commercial and residential customers in the Midwest. Dynegy owns a 50 percent interest in this Delaware limited liability company. At December 31, 1999, the unamortized excess of the Company's investment in this joint venture over its equity in the underlying net assets of the affiliate approximated $2 million.

         SOUTHSTAR ENERGY SERVICES L.L.C. ("SOUTHSTAR"). SouthStar is a retail energy alliance formed with AGL Resources Inc. and Piedmont Natural Gas Company. The company offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the Southeast. Dynegy owns a 20 percent interest in this Delaware limited liability company.

         POWER GENERATION PARTNERSHIPS. Dynegy owns interests in fourteen joint ventures, each formed to build, own and operate cogeneration facilities. The Company's interests in these joint ventures range from eight to 50 percent. Each partnership interest is accounted for under the equity method. Construction of the cogeneration facilities owned by each of the joint ventures was project financed and the obligations of the joint ventures are non-recourse to the Company. At

December 31, 1999, the unamortized excess of the Company's investment in these joint ventures over its equity in the underlying net assets of the affiliates approximated $155 million. This amount is being amortized on the straight-line method over the estimated economic service lives of the underlying assets. In January 2000, seven of these partnership interests were sold as a condition precedent to the Illinova acquisition.

         QUICKTRADE L.L.C. ("QUICKTRADE"). Quicktrade, a Delaware limited liability company, was formed to develop, implement and operate an electronic trading system. Dynegy owned a 65.5 percent interest in this LLC during 1998 and the LLC was consolidated in the accompanying financial statements during 1998. During 1996 and 1997, the Company owned varying interests in Quicktrade and accounted for its interest under the equity method for the majority of those years. Effective January 1, 1999, the Company sold its interest in Quicktrade.

         GULF COAST FRACTIONATORS ("GCF"). GCF is a Texas limited partnership that owns and operates a natural gas liquids fractionation facility located in Mont Belvieu, Texas. Dynegy owns a 38.75 percent limited partner interest in GCF. At December 31, 1999, the unamortized excess of the Company's investment in GCF over its equity in the underlying net assets of the affiliate approximated $15 million. This amount is being amortized on the straight-line method over the estimated economic service life of the GCF assets.

         WEST TEXAS LPG PIPELINE PARTNERSHIP ("WEST TEXAS PARTNERSHIP"). The West Texas Partnership, a Texas limited partnership, holds all of the assets comprising the West Texas Pipeline, an interstate natural gas liquids pipeline. Dynegy acquired a 49 percent interest in the West Texas Partnership as part of the Chevron Combination. Effective May 1, 1999, Dynegy's interest in the West Texas Partnership was reduced to 39.2 percent, upon admittance of Mid-America Pipeline Company ("MAPL"), a subsidiary of Williams into the partnership. At December 31, 1999, the unamortized excess of the Company's investment in the West Texas Partnership over its equity in the underlying net assets of the affiliate approximated $25 million. This amount is being amortized on the straight-line method over the estimated economic service life of the underlying assets.

         VENICE ENERGY SERVICES COMPANY, L.L.C. ("VESCO"). VESCO is a Delaware limited liability company that owns and operates a natural gas processing, extraction, fractionation and storage facility located in Plaquemines Parish, Louisiana. Dynegy is operator of the facility and originally acquired a 37 percent interest in Venice Gas Processing Company ("Venice") effective November 1, 1996. In 1997, Venice reorganized as a limited liability company and, in September 1997, the VESCO members agreed to expand ownership in VESCO to include an affiliate of Shell Midstream Enterprises, a subsidiary of Shell Oil Company ("Shell"), effective September 1, 1997, in exchange for Shell's commitment of certain offshore reserves to VESCO. The transaction reduced Dynegy's interest in VESCO from 37 percent to approximately 32 percent, as of the effective date. Koch Energy Services Company ("Koch") acquired an interest in VESCO during 1998 pursuant to its contribution of a cryogenic gas-processing unit to VESCO. The transaction reduced Dynegy's interest in VESCO to approximately 23 percent. Dynegy operates the facility and has commercial responsibility for product distribution and sales. At December 31, 1999, the unamortized excess of the Company's investment in this joint venture over its equity in the underlying net assets of the affiliate approximated $10 million.

         WASKOM GAS PROCESSING COMPANY ("WASKOM"). Waskom is a Texas general partnership that owns and operates a natural gas processing, extraction and fractionation facility located in Henderson County, Texas. Dynegy owns a 33.33 percent in Waskom. Dynegy operates the facility and has commercial responsibility for product distribution and sales.

         BARGE CO. Barge Co., a Delaware limited liability company, owns pressurized LPG barges used in transporting LPGs principally in the Gulf of Mexico. Dynegy owns a 25 percent interest in Barge Co. At December 31, 1999, the unamortized excess of the Company's investment in Barge Co. over its equity in the underlying net assets of the affiliate approximated $9 million. This amount is being amortized on the straight-line method over the estimated economic service lives of the underlying assets.

         Aggregate equity method investment at December 31, 1999, 1998 and 1997, was $618.6 million, $498.5 million and $466.4 million, respectively. Dividends received on these investments during each of the three years in the period ended December 31, 1999, totaled $66.1 million, $85 million and $54.9 million, respectively. Summarized aggregate financial information for these investments and Dynegy's equity share thereof was:

                                                                              DECEMBER 31,
                                        --------------------------------------------------------------------------------------------
                                                    1999                          1998                          1997
                                        ------------------------------ ------------------------------- -----------------------------
                                            TOTAL       EQUITY SHARE     TOTAL          EQUITY SHARE        TOTAL      EQUITY SHARE
                                        ------------- ---------------- -------------- ---------------- -------------- --------------
                                                                            ($ IN THOUSANDS)
    Current assets (1)(2)               $  317,731        $ 110,094      $   324,462      $  131,169      $  283,787      $  112,895
    Non-current assets (1)(2)            1,973,318          786,636        1,983,731         803,333       1,830,106         736,667
    Current liabilities (1)(2)             296,009           98,179          292,481         124,016         202,754          86,476
    Non-current liabilities(1)(2)        1,050,740          420,842        1,160,639         485,673       1,249,874         521,691
    Operating margin (1)(2)(3)             366,675          135,352          397,391         159,288         209,877          86,154
    Net income (1)(2)(3)                   134,836           55,376          157,054          68,706          83,601          33,799

   1. The financial data for all periods presented is exclusive of amounts attributable to the Company's investment in Accord as disclosure data was unavailable for these periods. Dynegy's share of Accord earnings for each of the three years in the period ended December 31, 1999, totaled $21.0 million, $21.8 million and $25.9 million, respectively.
   2. The financial data for all periods presented is exclusive of amounts attributable to the Company's investment in NCL (see Note 11) as such information was not comparable period-to-period, as a result of the NCL restructuring. Dynegy sold its interest in NCL effective April 1, 1997. Dynegy's share of NCL's loss for the three months ended March 31, 1997, totaled $892,000.
   3. Equity earnings derived from investments acquired in the Destec acquisition accrue to Dynegy commencing July 1, 1997.

         The cost method of accounting is generally used to account for investment in partnerships or companies in which Dynegy has a voting interest of less than 20 percent. At December 31, 1999, the Company had five cost basis investments: Indeck North American Power Fund, L.P., Indeck North American Power Partners, L.P. (collectively "Indeck"), Altra Energy Technologies, Inc., Canadian Midstream Services, Ltd. and Compton Petroleum Corporation. Indeck is engaged in the acquisition and operation of electric power generating facilities. Altra provides business-to-business e-commerce products and services to the energy market. Canadian Midstream is a private company that acquires businesses engaged in gas processing and associated gas gathering systems. Compton Petroleum is located in Canada and is an independent exploration and production company. Dynegy's aggregate investment in these entities totaled $8.7 million and $4.1 million at December 31, 1999 and 1998, respectively, and Dynegy received an aggregate $0.4 million, $0.5 million and $0.5 million of dividends from Indeck during each of the three years in the period ended December 31, 1999. The Indeck investments totalling $4.2 million were sold in February 2000.

NOTE 6 -- DEBT

         Debt consisted of:

                                                                           DECEMBER 31,
                                                             ----------------------------------------
                                                                     1999               1998
                                                             -------------------- -------------------
                                                                              ($ IN THOUSANDS)
          Commercial Paper                                        $    456,482      $    518,643
          Money market lines of credit                                  40,000            20,000
          Canadian Credit Agreement                                     40,000            40,000
          6.75% Senior Notes, due 2005                                 150,000           150,000
          7.625% Senior Debentures, due 2026                           175,000           175,000
          7.125% Senior Debentures, due 2018                           175,000           175,000
          6.875% Senior Notes, due 2002                                200,000               ---
          7.45% Senior Notes, due 2006                                 200,000               ---
          Non-Recourse Debt                                             89,175           103,126
          Other, non-interest bearing                                      ---               275
                                                                  ------------      ------------
                                                                     1,525,657         1,182,044
          Less: long-term debt due within one year                     191,731           135,154
                                                                  ------------      ------------
                                                                  $  1,333,926      $  1,046,890
                                                                  ============      ============

         COMMERCIAL PAPER AND MONEY MARKET LINES OF CREDIT. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market lines of credit for general corporate purposes, including short-term working capital requirements. The commercial paper program is for amounts up to $800 million, as supported by existing credit agreements. Weighted average interest rates on amounts outstanding under the commercial paper program were 6.2 percent, and 6.1 percent at December 31, 1999 and 1998, respectively. Amounts outstanding under the uncommitted money market lines of credit bore interest at an average rate of
6.1 percent at December 31, 1999. The Company classifies outstanding commercial paper and borrowings under money market lines of credit as long-term debt to the extent of availability under existing committed credit facilities, as management's intent is to maintain these obligations for longer than one year, subject to an overall reduction in corporate debt levels.

         CREDIT AGREEMENTS. In May 1998, Dynegy refinanced its then existing revolving credit agreement with a $400 million, five-year revolving credit agreement that matures May 27, 2003, and a $400 million, 364-day revolving credit agreement originally maturing in May 1999 and renewed through May 2000 (the "Credit Agreements"). The Credit Agreements provide funding for letters of credit, working capital, capital expenditures and general corporate purposes, including commercial paper support. The Credit Agreements also require payment of various costs and fees, including an annual fee of 0.10 percent of the committed amount under the Credit Agreements. Generally, borrowings under the Credit Agreements bear interest at a Eurodollar rate plus a margin that is determined based on the Company's unsecured senior debt rating. At December 31, 1999, such margin was 0.30 percent. Financial covenants in the Credit Agreements are limited to a debt to capitalization test. Letters of credit under the Credit Agreements aggregated approximately $36.1 million at December 31, 1999.

         After consideration of the outstanding commercial paper, the unused borrowing capacity under the Credit Agreements approximated $267.4 million at December 31, 1999.

         CANADIAN CREDIT AGREEMENT. In November 1998, an indirect wholly owned Canadian subsidiary of the Company entered into a $60 million, two-year revolving credit facility, which matures on November 24, 2000 (the "Canadian Credit Agreement"). This agreement provides funding for general corporate purposes. The Canadian Credit Agreement requires payment of various costs and fees, including an annual fee of 0.25 percent of the committed amount under the agreement. Generally, borrowings under this agreement bear interest at a Eurodollar rate plus a margin that is determined based on the Company's unsecured senior debt rating. At December 31, 1999, such margin was 0.40 percent. The Canadian subsidiary's obligations under the Canadian Credit Agreement are fully and unconditionally guaranteed by the Company. At December 31, 1999, outstanding amounts under the facility totaled $40.0 million, at an average interest rate of 6.66 percent.

         6.875% SENIOR NOTES DUE 2002. In July 1999, Dynegy sold $200 million of
6.875 percent Senior Notes due July 15, 2002. These notes were issued at a price of 99.890 percent, which after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $199 million. The net proceeds from the sale were used to repay a portion of the outstanding indebtedness under the commercial paper program. Interest on these notes is payable semiannually on January 15 and July 15 of each year. The notes are redeemable only at maturity. At issuance, the notes were priced based on the then existing yield for 3-year U.S. Treasury Notes plus a spread based principally on the Company's credit rating.

         6.75% SENIOR NOTES DUE 2005. In December 1995, Dynegy sold $150 million of 6.75 percent Senior Notes due December 15, 2005. These notes were issued at a price of 99.984 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $149 million. Proceeds from the sale were used to repay a portion of the outstanding indebtedness under the then existing revolving credit agreement. Interest on the notes is payable semiannually on June 15 and December 15 of each year. At issuance, the notes were priced based on the then existing yield for 10-year U.S. Treasury Notes ("10-Year Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing these notes, the Company entered into two separate transactions with two separate financial institutions, the effect of which was to lock in the 10-Year Base Treasury Rate at approximately 6.2 percent on the full $150 million face value of this issuance.

         7.45% SENIOR NOTES DUE 2006. In July 1999, Dynegy sold $200 million of
7.45 percent Senior Notes due July 15, 2006. These notes were issued at a price of 99.929 percent, which after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $198.6 million. The net proceeds from the sale were used to repay a portion of outstanding indebtedness under the commercial paper program. Interest on the notes is payable semiannually on January 15 and July 15 of each year. These notes are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price as defined in the associated indenture. At issuance, these notes were priced based on a benchmark Treasury of similar terms plus a spread principally based on the Company's credit rating.

         7.625% SENIOR DEBENTURES DUE 2026. In October 1996, Dynegy sold $175 million of 7.625 percent Senior Debentures due October 15, 2026. These debentures were issued at a price of 99.522 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds to the Company of approximately $173 million. The net proceeds were used to repay a portion of the outstanding indebtedness under the then existing revolving credit agreement. Interest on the debentures is payable semiannually on April 15 and October 15 of each year. These debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price as defined in the associated indenture. At issuance, the debentures were priced based on the then existing yield for 30-year U.S. Treasury Notes ("30-Year Base Treasury Rate") plus a spread based principally on the Company's credit rating. Prior to issuing the debentures, the Company entered into a transaction, the effect of which was to lock in the 30-Year Base Treasury Rate at approximately
7.0 percent on $150 million of the $175 million face value of this issuance.

         7.125% SENIOR DEBENTURES DUE 2018. In May 1998, Dynegy sold $175 million of 7.125 percent Senior Debentures due May 15, 2018. These debentures were issued at a price of 99.654 percent, which, after deducting underwriting discounts and commissions, resulted in net proceeds of approximately $173 million. Proceeds from the sale were used to retire short-term debt incurred in connection with the redemption of certain high-cost debt acquired in an acquisition. Interest on the debentures is payable semiannually on May 15 and November 15 of each year. These debentures are redeemable, at the option of the Company, in whole or in part from time to time, at a formula based redemption price as defined in the associated indenture. At issuance, the debentures were priced based on the then existing 30-Year Base Treasury Rate plus a spread based principally on the Company's credit rating. Prior to issuing these debentures, the Company entered into a series of transactions, the effect of which was to lock in the 30-Year Base Treasury Rate at approximately 6.0 percent on $148 million of the $175 million face value of this issuance.

         NON-RECOURSE DEBT. Included in the December 31, 1999 consolidated long-term debt balance was $89.2 million representing the aggregate principal balance outstanding under three separate notes. These notes are project specific debt with recourse only to three identified power generation projects. Each of the three notes represents a fifteen-year term loan obligation payable in semi-annual installments of principal plus accrued interest. Each note bears interest at a base rate plus a margin, as defined in each agreement. Interest rate swaps effectively fix the base rate on $36.5 million of the indebtedness at a weighted average rate of 8.210 percent. These notes are related to the Qualifying Facilities that were sold in February 2000.

         Aggregate maturities of all long-term indebtedness are: 2000 - $191.7 million; 2001 - $2.6 million; 2002 - $202.6 million; 2003 - $402.1 million;
2004 - $3.0 million; 2005 and beyond - $723.7 million.

NOTE 7 -- INCOME TAXES

         For year ended December 31, 1999, the Company's federal income tax return will be filed under Dynegy, Inc. (old Dynegy). The Company is subject to U.S. federal, foreign and state income taxes on its operations. Components of income tax expense (benefit) were:

                                                            YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------
                                                    1999              1998               1997
                                             ----------------- ------------------ ------------------
                                                                ($ IN THOUSANDS)
           Current tax expense (benefit):
             Domestic                             $    ---        $   (608)        $ 13,230
             Foreign                                11,510          (1,362)           3,071
           Deferred tax expense (benefit):
             Domestic                               56,558          44,565          (81,306)
             Foreign                                 6,609           7,743            2,795
                                                  --------        --------         --------
          Income tax provision (benefit)          $ 74,677        $ 50,338         $(62,210)
                                                  ========        ========         ========

     Components of income (loss) before income taxes were as follows:

                                                  YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------
                                          1999              1998               1997
                                   ----------------- ------------------ ------------------
                                                      ($ IN THOUSANDS)
             Income (loss) before income taxes:
               Domestic                  $ 165,606        $ 133,867         $(180,127)
               Foreign                      60,920           24,824            30,232
                                         ---------        ---------         ---------
                                         $ 226,526        $ 158,691         $(149,895)
                                         =========        =========         =========

         Deferred income taxes are provided for the temporary differences between the tax basis of Dynegy's assets and liabilities and their reported financial statement amounts. Significant components of deferred tax liabilities and assets were:

                                                                          DECEMBER 31,
                                                            ----------------------------------------
                                                                    1999               1998
                                                            -------------------- -------------------
                                                                       ($ IN THOUSANDS)
              Deferred tax assets:
                Loss carryforward                                    $149,321          $132,445
                Tax credits                                            11,893            10,798
                                                                     --------          --------
                                                                      161,214           143,243
              Valuation allowance                                         ---               ---
                                                                     --------          --------
                                                                      161,214           143,243
                                                                     --------          --------
             Deferred tax liabilities:
                Items associated with capitalized costs               496,404           460,780
                                                                     --------          --------
             Net deferred tax liability                              $335,190          $317,537
                                                                     ========          ========

         Realization of the aggregate deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. There was no valuation allowance established at December 31, 1999 or 1998, as management believes the aggregate deferred asset is more likely than not to be fully realized in the future.

         Income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997, was equivalent to effective rates of 33 percent, 32 percent and
(41) percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and the Company's reported income tax provision (benefit) were:

                                                                     YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                            1999               1998              1997
                                                      ----------------- ------------------- -----------------
                                                                         ($ IN THOUSANDS)
             Expected tax at U.S. statutory rate          $ 79,284           $ 55,444           $(52,463)
             State taxes                                     3,285              2,564             (3,676)
             Foreign tax benefit                            (3,203)            (2,300)            (5,415)
             Basis differentials and other                  (4,689)            (5,370)              (656)
                                                          --------           --------           --------
             Income tax provision (benefit)               $ 74,677           $ 50,338           $(62,210)
                                                          ========           ========           ========

         At December 31, 1999, the Company had approximately $404 million of regular tax net operating loss carryforwards. The net operating loss carryforwards expire from 2006 through 2019. Certain provisions of the Internal Revenue Code place an annual limitation on the Company's ability to utilize tax carryforwards existing as of the date of a 1995 business acquisition. Management believes such carryforwards will be fully realized prior to expiration.

NOTE 8 -- COMPANY OBLIGATED PREFERRED SECURITIES OF A SUBSIDIARY TRUST

         In May 1997, NGC Corporation Capital Trust I ("Trust") issued, in a private transaction, $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities ("Trust Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. The Trust Securities are subject to mandatory redemption in whole but not in part on June 1, 2027, upon payment of the Subordinated Debentures at maturity, or in whole but not in part at any time, contemporaneously with the optional prepayment of the Subordinated Debentures, as allowed by the associated indenture. The Subordinated Debentures are redeemable, at the option of the Company, in whole at any time or in part from time to time, at formula-based redemption prices, as defined in the indenture. The Subordinated Debentures represent unsecured obligations of the Company and rank subordinate and junior in right of payment to all Senior Indebtedness to the extent and in the manner set forth in the associated indenture. The Company has irrevocably and unconditionally guaranteed, on a subordinated basis, payment for the benefit of the holders of the Trust Securities the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the Trust Securities, as described in the indenture ("Guarantee"). Distributions on the Trust Securities are payable each June 1 and December 1, coinciding with the interest payment due dates on the Subordinated Debentures, and are classified in the accompanying Statement of Operations as "minority interest in income of a subsidiary." The periodic distributions accruing at an annual rate of 8.316 percent of the aggregate liquidation amount are recorded as minority interest in income of a subsidiary in the Company's consolidated statement of operations. So long as no Debenture Event of Default, as defined, has occurred and continues, the Company has the right to defer the payment of interest on the Subordinated Debentures for any Extension Period elected by the Company, which period cannot extend beyond 10 consecutive semi-annual periods, end on a date other than an Interest Payment Date or extend beyond the Stated Maturity Date. The Trust has executed an exchange offer through which all of the outstanding Trust Securities were exchanged by the holders thereof for registered securities having substantially the same rights and obligations.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

         LITIGATION. Through its acquisition of Destec Energy Inc., Dynegy became a party to certain litigation with Pacific Gas and Electric Company ("PG&E") and with the Southern California Gas Company ("SOCAL"). These cases represent pre-acquisition contingencies acquired by the Company and settlement thereof did not have a material adverse effect on the Company's results of operations or financial position. The following describes resolution of these two cases.

         In April 1997, PG&E had filed a lawsuit in the Superior Court of the State of California, City and County of San Francisco, against Destec Energy, Inc., Destec Holdings, Inc. and Destec Operating Company (wholly-owned subsidiaries of the Company now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Operating Company) as well as against San Joaquin CoGen Limited ("San Joaquin") and its general partners (collectively the "Dynegy Defendants"). In the lawsuit, PG&E asserted claims and alleged unspecified damages for fraud, negligent misrepresentation, unfair business practices, breach of contract and breach of the implied covenant of good faith and fair dealing. Subsequent to the acquisition of Destec Energy Inc. by Dynegy, Dynegy and PG&E engaged in settlement discussions, which resulted in the execution of a Termination and Settlement Agreement between PG&E and the Dynegy Defendants on March 9, 1999 (the "PG&E Settlement Agreement"). The PG&E Settlement Agreement provided for, upon the receipt of CPUC approval, a dismissal with prejudice of PG&E's claims against the Dynegy Defendants, a release by PG&E of all claims relative to FERC matters and a termination of the San Joaquin power purchase agreement as of December 31, 1999, whereupon the San Joaquin facility would continue to operate as a merchant plant. Upon termination of the power purchase agreement, Dynegy would repay project debt of approximately $26 million. By Order dated October 7, 1999, the CPUC approved the PG&E Settlement Agreement. The CPUC approval became final on November 8, 1999.

         Pursuant to its lawsuit against Dynegy, PG&E had named Libbey-Owens-Ford ("LOF"), San Joaquin's steam host, as an additional defendant in the action in October 1997. It is alleged that San Joaquin was liable to PG&E under the Gas Transportation Agreement or Power Purchase Agreement due to LOF's failure to use sufficient quantities of steam as required to retain its status as a qualifying facility under federal standards. The Dynegy Defendants will seek to recover from LOF losses resulting from the settlement with PG&E.

         In March 1995, SOCAL had filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles, against Destec Energy, Inc., Destec Holdings and Destec Gas Services, Inc. (now known respectively as Dynegy Power Corp., Dynegy Power Holdings, Inc. and Dynegy Gas Services, Inc.), wholly-owned direct and indirect subsidiaries of the Company (collectively, the "Defendants"), as well as against Chalk Cliff Limited and McKittrick Limited (collectively, the "Partnerships"). All general partners of the Partnerships are also named defendants. The lawsuit alleged breach of contract against the Partnerships and their respective general partners, and interference and conspiracy to interfere with contracts against the Defendants. The breach of contract claims arose out of the "transport-or-pay" provisions of the gas transportation service agreements between the Partnerships and SOCAL. SOCAL sought damages from the Partnerships for past damages and anticipatory breach damages in an amount equal to approximately $31 million. Subsequent to the acquisition of Destec Energy Inc. by Dynegy, Dynegy and SOCAL engaged in settlement discussions, which resulted in the execution of a Settlement Agreement between SOCAL and all defendants in the pending litigation on August 25, 1999, (the "SOCAL Settlement Agreement"). The SOCAL Settlement Agreement was appproved by the CPUC and is final. The Settlement Agreement provided for the dismissal of the pending litigation, the termination of underlying gas transmission service contracts, and Dynegy's payment of settlement consideration approximating $31 million. The pending appeals were dismissed and the litigation and the associated foreclosure proceedings have therefore come to an end.

         On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting its breach of contract claims against Destec and its tortious interference with contract claims against PG&E. Motions to dismiss MID's state court claims are pending and scheduled for hearing in first quarter 2000. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow sought contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' September 1997 purchase of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power Corp). Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES's original complaint did not assert any claims against Destec Power or any other Dynegy entity. Dow is vigorously defending against AES' claims. In response to a motion to transfer filed by Dow, the United States District Court for the Southern District of Texas transferred the suit to the United States District Court for Delaware. Following transfer of the litigation, AES added DPC as a defendant, asserting claims similar to the claims asserted against Dow. Dow subsequently dismissed the suit against DPC without prejudice. AES and DPC have reached a settlement of AES's claims against DPC. The settlement is currently before the District Court for approval. If approved by the District Court, the settlement will result in the dismissal of AES's suit against DPC with prejudice. In the opinion of management, the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial position.

COMPLAINT AGAINST ILLINOIS POWER COMPANY. On November 3, 1999, the U.S. Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("Illinois Power") and, with the Department of Justice ("DOJ"), filed a Complaint against Illinois Power in the U.S. District Court for the Southern District of Illinois, No. 99C833. Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and Complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at Illinois Power's three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. Illinois Power is filing responsive pleadings in the first quarter 2000.

         The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. Dynegy Inc. has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, management believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations.

         Dynegy Inc. also believes that, even if some of the activities in question were found not to qualify for the routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operation or production rate and for increases in emissions resulting from demand growth.

         Although none of Illinois Power's other facilities are covered in the Complaint and NOV, the EPA has officially requested information concerning activities at Illinois Power's Vermilion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well.

         The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of "best available control technology" ("BACT") (or equivalent) at the Baldwin Station and possibly at the other three plants as well.

         Management believes that the EPA's and DOJ's claims are without merit, and that the ultimate resolution of this lawsuit will not have a material adverse effect on Dynegy Inc.'s financial position or results of operations. Information on the Illinois Claim is included herein as resolution of this claim could impact discretionary cash flow available to Dynegy.

         The Company assumed liability for various claims and litigation in connection with the Chevron Combination, the Trident Combination, the Destec acquisition and in connection with the acquisition of certain gas processing and gathering facilities from Mesa Operating Limited Partnership. The Company believes, based on its review of these matters and consultation with outside legal counsel, that the ultimate resolution of such items will not have a material adverse effect on the Company's financial position or results of operations. Further, the Company is subject to various legal proceedings and claims, which arise in the normal course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         COMMITMENTS. In conducting its operations, the Company routinely enters into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in its businesses. These commitments are typically associated with capital projects, reservation charges associated with firm transmission, transportation and storage capacity, lease agreements for ship charters and other distribution assets and leases for office space, equipment and other similar items. The following describes the more significant commitments outstanding at December 31, 1999.

         The Company is engaged in a continuous capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, a subsidiary of the Company has executed or is currently negotiating purchase orders to acquire in excess of forty state-of-the-art gas-fired turbines, representing a capital commitment of approximately $1.3 billion. Delivery of the manufactured turbines will occur ratably through 2003. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The capital asset program is subject to periodic review and revision, and the actual number of projects and aggregate cost for such projects will be dependent on various factors including available capital resources, market conditions, legislative actions, load growth, changes in materials, supplies and labor costs and the identification of partners in order to spread investment risk.

         The Company routinely enters into supply and market contracts for the purchase and sale of electricity, some of which contain fixed capacity payments. Obligations under these supply contracts, which are not already fair valued on the balance sheet at December 31, 1999, totaled $212 million on a discounted basis. Such obligations are generally payable on a ratable basis, the term of which extends through 2011. In return for such fixed capacity payments, Dynegy receives volumes of electricity at agreed prices, which it then may re-market. Based on year-end estimates, the market value of electricity available for sale under these contracts exceeds the cost of such electricity, which amount includes the fixed capacity payments disclosed herein.

         In October 1999, the Company announced that it had achieved all of the necessary approvals to begin construction on its Heard County Power Project, a 500-megawatt natural gas-fired, simple-cycle peaking facility located in Franklin in Heard County, Georgia. A Dynegy subsidiary will design and construct the generating facility, as agent for a third party, and Dynegy is obligated to guarantee approximately 90 percent of the actual cost of the project during the construction phase. It is anticipated that Dynegy will subsequently lease the completed facility from that third party for an initial term of five years. Under certain circumstances, the Company maintains an option to purchase the facility from the third party and it may participate in the outright sale of the asset.

         A wholly owned subsidiary of the Company leases a power-generating asset under an agreement that is classified as an operating lease. This agreement has aggregate future minimum lease payments of approximately $7.1 million at December 31, 1999.

         In 1997, Dynegy received cash from a gas purchaser as an advance payment for future natural gas deliveries over a ten-year period ("Advance Agreement"). As a condition of the Advance Agreement, Dynegy entered into a natural gas swap with a third party under which Dynegy became a fixed-price payor on identical volumes to those to be delivered under the Advance Agreement at prices based on then current market rates. The cash payment was classified as an advance on the balance sheet and is ratably reduced as gas is delivered to the purchaser under the terms of the Advance Agreement. In addition, the purchaser pays a monthly fee to Dynegy associated with delivered volumes. The Advance Agreement contains certain non-performance penalties that impact both parties and as a condition precedent, Dynegy purchased a surety bond in support of its obligations under the Advance Agreement.

         Minimum commitments in connection with office space, equipment, reservation charges under purchase and firm transportation contracts, power generating and other leased assets were: 2000 - $71.6 million; 2001 - $47.0 million; 2002 - $26.9 million; 2003 - $13.3 million; and 2004 and beyond -$100.6 million. Rental payments made under the terms of these arrangements totaled - $ 69.0 million in 1999, $126.1 million in 1998 and $85.2 million in 1997.

NOTE 10 -- CAPITAL STOCK

         At December 31, 1999, the Company had authorized capital stock consisting of 450,000,000 shares, of which 50,000,000 shares, par value $0.01 per share, are designated preferred stock and 400,000,000 shares, par value $0.01 per share, are designated common stock.

On the effective date of the Illinova acquisition, Dynegy Inc. had authorized capital as follows:

-        300,000,000 shares of Class A common stock, no par value;
-        120,000,000 shares of Class B common stock, no par value;
-        70,000,000 shares of preferred stock, no par value.

Simultaneous with the close of the merger, Dynegy Holdings became a wholly-owned subsidiary of Dynegy Inc. As a result, Dynegy Holdings no longer has equity held by public shareholders. The following describes Dynegy Holdings' capital structure at December 31, 1999, and the effects of the Illinova acquisition on the capital structure of Dynegy Inc.

         PREFERRED STOCK. Dynegy Inc.'s preferred stock may be issued from time to time in one or more series, the shares of each series to have such designations and powers, preferences, rights, qualifications, limitations and restrictions thereof as described in the Company's Certificate of Incorporation.

         In order to provide for issuance of preferred shares pursuant to the terms of the Chevron Combination, 8,000,000 shares of preferred stock were designated during 1996 as Dynegy Series A Participating Preferred Stock ("Series A Preferred"), of which 7,815,363 shares were issued effective September 1, 1996. These shares remained outstanding at December 31, 1999. As part of the Illinova acquisition, these shares were converted to shares of Class B common stock of Dynegy on a 0.69-for-one exchange ratio.

         Pursuant to the terms of the Illinova acquisition, Dynegy established a series of preferred stock, designated as Series A Convertible Preferred Stock, which was issued to British Gas Atlantic and NOVA Corporation in accordance with the exchange ratios provided in the merger documents. On the effective date of the merger, BG and NOVA held an aggregate
6.7 million shares of this Series A Convertible Preferred Stock. Holders of this Series A preferred stock are entitled to receive dividends or distributions totaling $3.00 per share annually if and when declared by the Board of Directors of Dynegy Inc. out of funds legally available therefor. Dividends on the preferred shares are cumulative from the date of issuance and are payable quarterly on the last day of March, June, September and December. This Series A Convertible Preferred Stock carries certain priority, liquidation, redemption, conversion and voting rights not available to the common shareholders.

         COMMON STOCK. At December 31, 1999, there were 157,499,001 shares of common stock issued and 1,200,700 shares were held in treasury. During 1999, Dynegy paid quarterly cash dividends on its common stock of $0.0125 per share, or $0.05 per share on an annual basis.

         Pursuant to the terms of the Illinova acquisition, Dynegy Inc. split its common shares into two classes, Class A and Class B. Generally, holders of Class A and Class B common stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Holders of Class A common stock may cumulate votes in connection with the election of directors. The election of directors and all other matters will be by a majority of shares represented and entitled to vote, except as otherwise provided by law. Holders of Class B common stock vote together with holders of Class A common stock as a single class on every matter acted upon by the shareholders except for the following matters:

- the holders of Class B common stock vote as a separate class for the election of three directors of Dynegy Inc., while the holders of Class A common stock vote as a separate class for the remaining directors;
- any amendment to the special corporate governance rights of Class B common stock, must be approved by a majority of the directors elected by holders of Class B common stock attending a meeting where such amendment is considered and a majority of all Dynegy Inc. directors or by a 66 2/3 percent of the outstanding shares of Class B common stock voting as a separate class, and the affirmative vote of a majority of the shares of Class A and Class B common stock, voting together as a single class; and
- any amendment to the provision of the articles of incorporation addressing the voting rights of holders of Class A and Class B common stock requires the approval of 66 2/3 percent of the outstanding shares of Class B common stock voting as a separate class, and the affirmative vote of a majority of the shares of Class A and Class B common stock, voting together as a single class.

         Subject to the preferences of the preferred stock, holders of Class A and Class B common stock have equal ratable rights to dividends out of funds legally available for that purpose, when and if dividends are declared by the board of directors. Holders of Class A common stock and Class B common stock are entitled to share ratably, as a single class, in all of the assets of Dynegy Inc. available for distribution to holders of shares of common stock upon the liquidation, dissolution or winding up of the affairs of Dynegy Inc., after payment of Dynegy Inc.'s liabilities and any amounts to holders of preferred stock.

         A share of Class B common stock automatically converts into a share of Class A common stock upon the transfer to any person other than an affiliate of Chevron. Additionally, each share of Class B common stock automatically converts into a share of Class A common stock if the holders of all Class B common stock cease to own collectively 15 percent of the outstanding common stock of Dynegy Inc. Conversely, any shares of Class A common stock acquired by Chevron or its affiliates will automatically convert into shares of Class B common stock, so long as Chevron and its affiliates continue to own 15 percent or more of the outstanding voting power of Dynegy Inc.

         Holders of Class A and Class B common stock generally are not entitled to preemptive rights, subscription rights, or redemption rights, except that, Chevron, who holds all of the shares of Class B common stock, is entitled to certain preemptive rights under the shareholders agreement. The rights and preferences of holders of Class A common stock are subject to the rights of any series of preferred stock Dynegy Inc. may issue.

         Beginning in 2000, Holders of Class A and Class B common stock will be entitled to a $0.60 per share dividend if, when and as declared by the Board of Directors of Dynegy Inc. out of funds legally available therefor.

         Dynegy Inc. has a stock repurchase program, approved by Dynegy Inc.'s Board of Directors, that allows it to repurchase, from time to time, up to 1.6 million shares of common stock (1.1 million shares as adjusted for the Illinova acquisition exchange ratio) in open market transactions. At December 31, 1999, approximately 399,000 shares (276,000 shares as adjusted for the Illinova acquisition exchange ratio) remained available for repurchase under this program.

         STOCK WARRANTS. At December 31, 1999, Dynegy had warrants outstanding that entitle the holder thereof to purchase an aggregate 6,228 shares of common stock at an exercise price of $8.13 per share. The warrants expire in October 2003. Such share and per share value amounts are before application of the exchange ratio pursuant to the Illinova acquisition.

         STOCK OPTIONS. Each option granted is valued at an option price, which ranges from $2.03 per share to the fair market value per share at date of grant. The difference between the option price and the fair market value, if any, of each option on the date of grant is recorded as compensation expense over a vesting period. Options granted at prices below fair market do not become exercisable until the fifth anniversary date of the grant, at which time they become fully exercisable. Options granted at market value vest and become exercisable ratably over a three-year period. The average exercise price of vested options at December 31, 1999 was $8.39. Compensation expense related to options granted totaled $6.0 million, $4.7 million and $4.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, employee stock options aggregating 7.2 million shares were exercisable at prices ranging from $2.03 to $21.63 per share. Concurrent with the merger, the option shares and exercise prices were converted based on the exchange ratios provided for in the merger documents. Dynegy Inc. adopted a new employee stock option plan subsequent to year-end, which authorized the issuance of no more than five million common shares. Total options authorized and non-distributed Stock option transactions for 1999, 1998 and 1997 were (shares in thousands) as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------------------
                                                    1999                          1998                         1997
                                       -----------------------------------------------------------------------------------------
                                            SHARES     OPTION PRICE       SHARES    OPTION PRICE      SHARES     OPTION PRICE
                                       -----------------------------------------------------------------------------------------
   Outstanding at beginning of period      18,679     $ 2.03 - 21.63       14,015     $  2.03 - 21.63    13,920  $  2.03 - 18.75
   Granted                                  3,046       2.03 - 22.94        7,319        2.03 - 17.50     2,284     2.03 - 21.63
   Exercised                               (3,375)      2.03 - 18.88         (995)        2.03 - 9.38    (1,469)     2.03 - 9.38
   Canceled or expired                       (893)      2.03 - 19.00       (1,568)       2.03 - 19.00      (629)    2.03 - 18.75
   Other, contingent share issuance           (50)       2.03 - 5.66          (92)        2.03 - 5.66       (91)     2.03 - 5.66
                                       ----------    ---------------     --------     ---------------   -------  ---------------
   Outstanding at end of period            17,407     $ 2.03 - 22.94       18,679     $  2.03 - 21.63    14,015  $  2.03 - 21.63
                                       ==========    ===============     ========     ===============   =======  ===============
   Exercisable at end of period             7,234     $ 2.03 - 21.63        4,394     $  2.03 - 21.63     2,861  $  2.03 - 18.75
                                       ==========    ===============     ========     ===============   =======  ===============
   Weighted average fair value of
   Options granted during the period
   At market                                          $     10.71                     $        5.77              $        11.14
                                                      ===========                     =============              ==============
   Weighted average fair value of
   Options granted during the period
   At below market                                    $     13.32                     $        7.35              $        14.63
                                                      ===========                     =============              ==============

         Pursuant to terms of the Illinova acquisition, certain vesting requirements on outstanding options were accelerated and the option shares and strike prices were subject to the exchange ratios described in the merger documents. Additionally, Dynegy Inc. instituted new option plans on the effective date of the merger. At the effective date of the merger, the following shares were exercisable at the designated prices pursuant to Dynegy Inc.'s option plans.

                          Exercisable at effective date          8,341    $   2.94 - 31.35
                                                            ==========    ================

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividends per year of $0.05 per annum for all years; expected volatility of
40.3 percent, 40.1 percent and 42.0 percent, respectively; risk-free interest rate of 6.42 percent, 6.28 percent and 6.28 percent, respectively; and an expected life of 10 years for all periods. Dynegy Inc. accounts for its stock option plan in accordance with Accounting Principles Board

Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), Dynegy's net income (loss) and per share amounts would have approximated the following pro forma amounts for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                             YEARS ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------------------
                                         1999                         1998                          1997
                             ----------------------------------------------------------------------------------------
                                               DILUTED                        LOSS                        DILUTED
                               NET INCOME        EPS         NET LOSS      PER SHARE      NET INCOME        EPS
                             -------------- -------------- -------------- -------------- ------------- --------------
                                                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
     Pro forma amounts        $     142,838  $        0.86  $     104,578  $        0.63  $   (108,007) $      (0.72)
                              =============  =============  =============  =============  ============  ============

NOTE 11 -- BUSINESS COMBINATIONS AND SIGNIFICANT RESTRUCTURINGS

         THE DESTEC ACQUISITION. On June 27, 1997, Dynegy acquired Destec Energy, Inc. ("Destec"), an independent power producer, for $1.26 billion, or $21.65 per share of Destec common stock. Dynegy financed the transaction through cash on hand and advances on its credit facilities provided by its existing commercial banks. Concurrent with this acquisition, Dynegy sold Destec's international facilities and operations to The AES Corporation ("AES") for $439 million. Also during 1997, the Company sold certain non-strategic assets acquired in the purchase for aggregate proceeds of $296 million. Proceeds from the AES and non-strategic asset sales were used to retire indebtedness.

  The Destec acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price of approximately $718 million, inclusive of transaction costs and net of cash acquired, was allocated to the Destec assets acquired and liabilities assumed based on their estimated fair values as of June 30, 1997, the effective date of the acquisition for accounting purposes. The results of operations of the acquired Destec assets are consolidated with Dynegy's existing operations beginning July 1, 1997. The following table reflects certain unaudited pro forma information for the year ended December 31, 1997 as if the Destec acquisition had occurred on January 1, 1996 (in thousands, except per share data):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                                     1997
                                                             -------------------
          Pro forma revenues                                   $     13,498,207
          Pro forma net loss                                           (101,175)
          Pro forma loss per share                                        (0.67)

         RESTRUCTURING OF NOVAGAS CLEARINGHOUSE, LTD. In June 1997, the Company and NOVA Corporation ("NOVA") completed the restructuring of the companies' Canadian natural gas operations formerly executed through Novagas Clearinghouse, Ltd., Novagas Clearinghouse Limited Partnership and Novagas Clearinghouse Pipelines Limited Partnership (collectively "NCL"), a joint venture between Dynegy and NOVA. Pursuant to the agreements, Dynegy Canada Inc. ("DCI"), a wholly owned indirect subsidiary of Dynegy, acquired NCL's natural gas marketing business, excluding the natural gas aggregation business of Pan-Alberta Gas Ltd. ("Pan-Alberta"), from NCL and sold its aggregate 49.9 percent interest in NCL to NOVA Gas International ("NGI"), a subsidiary of NOVA. NOVA assumed full ownership of NCL's gathering and processing business and the operations of Pan-Alberta. The restructuring included amendments to or termination of various agreements between NCL, Dynegy, NOVA and certain affiliates of both Dynegy and NOVA. Dynegy realized a pretax gain on the sale of its interest in NCL of $7.8 million, which is classified as other income in the accompanying consolidated statements of operations for the year ended December 31, 1997. The acquisition by Dynegy of NCL's marketing business was accounted for under the purchase method of accounting. Accordingly, the purchase price of $4.0 million, inclusive of transaction costs, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of April 1, 1997, the effective date of the acquisition for accounting purposes.

         RESTRUCTURING OF ACCORD ENERGY LIMITED ("ACCORD"). In early 1997, British Gas completed a restructuring whereby Centrica plc ("Centrica") was demerged from British Gas and British Gas was renamed BG plc ("BG"). Centrica became the Company's joint venture partner in Accord. BG holds the approximate 26 percent stake in Dynegy's common stock formerly held by British Gas. On May 2, 1997, Centrica and the Company completed a restructuring of Accord by converting certain common stock interests in Accord to participating preferred stock interests as of an effective date of January 1, 1997. Centrica and the Company own 75 percent and 25 percent, respectively, of the outstanding participating preferred stock shares of Accord. The participating preferred stock has (a) the right to receive cumulative dividends on a priority basis to other corporate distributions by Accord, and (b) limited voting rights. In addition, Centrica has an option to purchase the Company's participating preferred stock interest at any time after July 1, 2000, at a formula based price, as defined in the agreement. As part of the reorganization, Centrica will operate Accord while Dynegy obtained the right to market natural gas, gas liquids and crude oil in the United Kingdom, which occurs through its wholly owned subsidiary Dynegy UK Limited ("Dynegy UK"). No gain or loss was recognized as a result of this restructuring and Dynegy's investment in Accord continues to be accounted for under the equity method.

NOTE 12 -- IMPAIRMENT, ABANDONMENT AND OTHER CHARGES

         During the fourth quarter of 1997, the Company recognized a $275 million charge principally related to impairment of certain long-lived assets, abandonment of certain operating assets and reserves for obsolescence, contingencies and other obligations. The charge primarily resulted from the completion of a plan of restructuring of the Company's natural gas liquids and crude oil businesses, which includes rationalization and consolidation of assets acquired in both the Trident and Chevron Combinations, and the pursuit of a joint venture partner in order to achieve critical mass in its crude oil marketing business. In addition, a company-wide reorganization of reporting responsibilities and improvements in business processes and computer information systems resulted in the identification during the fourth quarter of 1997 of other obsolete assets and a reduction of employees involved in non-strategic operations.

The charge, which was substantially non-cash in nature, consisted of the following (in thousands):

      Abandonment of long-lived operating assets                                               $   154,984
      Impairment of operating assets and intangibles                                                79,550
      Inventory obsolescence reserve and write-off                                                  10,340
      Write-off of other obsolete assets                                                            12,011
      Contingency and other obligation reserves                                                     16,750
      Severance charge                                                                               1,365
                                                                                               -----------
                                                                                               $   275,000
                                                                                               ===========

         The fair values of the assets impaired and abandoned were determined using a discounted cash flow methodology. During 1998, management substantially completed its plan of rationalization, reorganization and abandonment of assets anticipated at the end of 1997. In addition, pursuant to the execution of the restructuring plan, a charge of $9.6 million related to severance charges was recognized in the first quarter of 1998. The severance charge was related to the termination of approximately 200 corporate and field employees. The charge recognized in the first quarter of 1998 approximated the actual severance expenditures.

         Also during the fourth quarter of 1997, the Company changed its method for accounting for certain business process re-engineering and information technology transformation costs pursuant to a consensus reached in November 1997 by the EITF. The EITF concluded that all re-engineering costs, including those incurred in connection with a software installation, should be expensed as incurred. The Company had previously capitalized certain re-engineering costs and was amortizing such costs over the estimated useful lives of the projects. The cumulative effect of this change in accounting of $14.8 million, net of tax, represented the one-time charge for the aggregate unamortized re-engineering costs previously capitalized.

NOTE 13 -- EMPLOYEE COMPENSATION, SAVINGS AND PENSION PLANS

         CORPORATE INCENTIVE PLAN. Dynegy Inc. maintains a discretionary incentive plan to provide employees competitive and meaningful rewards for reaching corporate and individual objectives. Specific rewards are at the discretion of the Compensation Committee of the Board of Directors ("Compensation Committee").

         PROFIT SHARING/SAVINGS PLAN. Dynegy Inc. established the Dynegy Profit Sharing/401(k) Savings Plan ("Plan"), which meets the requirements of Section 401(k) of the Internal Revenue Code, and is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974. The Plan and related trust fund are established and maintained for the exclusive benefit of participating employees in the United States and certain expatriates. Similar plans are available to other employees resident in foreign countries subject to the laws of each country. All eligible employees may participate in the plans and employee contributions are generally matched dollar-for-dollar for the first 5 percent of compensation, subject to financial performance. Employees vest in Dynegy Inc.'s contributions over various periods. Dynegy Inc. also makes profit sharing contributions to employees' accounts regardless of their individual participation in the Profit Sharing/Savings Plans.

         Matching contributions to the Plan and certain discretionary profit sharing contributions are made in Company common stock, other contributions are made in cash. During the years ended December 31, 1999, 1998 and 1997, Dynegy recognized aggregate costs related to these employee compensation plans of $24.9 million, $12.9 million and $9.7 million, respectively.

         PENSION PLAN. Through a business acquisition, Dynegy acquired a noncontributory defined benefit pension plan and such plan remains in existence at December 31, 1999. The Trident NGL, Inc. Retirement Plan ("Retirement Plan") is a qualified plan under the Internal Revenue Service regulations. The Retirement Plan is closed to new participants. Benefits are based on years of service and final average pay, as defined in the Retirement Plan document. Contributions to the Retirement Plan in 1999 and 1998 represent the minimum amount required by federal law and regulation. The Retirement Plan's funded status and amount recognized in Dynegy's balance sheet at December 31, 1999 and 1998, were:

                                                                                                 DECEMBER 31,
                                                                                     ---------------------------------
                                                                                            1999             1998
                                                                                     ------------------ --------------
                                                                                                ($ IN THOUSANDS)
                Projected benefit obligation, beginning of the year                          $ 11,755         $  9,378
                     Service cost                                                                 545              665
                     Interest cost                                                                718              722
                     Curtailment                                                               (1,940)             ---
                     Actuarial (gain) loss                                                     (1,102)           1,137
                     Benefits paid                                                               (216)            (147)
                                                                                             --------         --------
                 Projected benefit obligation, end of the year                               $  9,760         $ 11,755
                                                                                             ========         ========
                Fair value of plan assets, beginning of the year                             $  9,345         $  8,480
                     Actual return on plan assets                                               1,125              615
                     Employer contributions                                                        41              397
                     Benefits paid                                                               (216)            (147)
                                                                                             --------         --------
                 Fair value of plan assets, end of the year                                  $ 10,295         $  9,345
                                                                                             ========         ========
                Funded status                                                                $   (534)        $  2,410
                Unrecognized net gain from past experience different from that assumed          4,995            3,668
                                                                                             --------         --------
                Pension liability                                                            $  4,461         $  6,078
                                                                                             ========         ========

         Current year pension expense is based on measurements of the projected benefit obligation and the market related value of the Retirement Plan assets as of the end of the year. The projected benefit obligation at December 31, 1999 and 1998, was based on a discount rate of 7.5 and 7.0 percent, and an average long-term rate of compensation growth of 3.5 percent, respectively. The expected long-term rate of return on the Retirement Plan assets was estimated at 8.0 percent in 1999 and 1998.

         The components of net pension expense for the Retirement Plan were:

                                                                              YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                              1999               1998
                                                                         ---------------- ----------------
                                                                                 ($ IN THOUSANDS)
             Service cost benefits earned during period                      $    545         $    665
             Interest cost on projected benefit obligation                        718              722
             Expected return on plan assets                                      (717)            (618)
             Amortization of unrecognized gain                                   (182)            (218)
                                                                             --------         --------
             Net periodic pension cost                                       $    364         $    551
                                                                             ========         ========

NOTE 14 -- RELATED PARTY TRANSACTIONS

         Transactions between the Company and Chevron result principally from the ancillary agreements entered into as part of the Chevron Combination. Transactions with Chevron and transactions between Dynegy, NOVA and BG result from purchases and sales of natural gas, natural gas liquids and crude oil between subsidiaries of Dynegy and these companies. It is management's opinion that these transactions are executed at prevailing market rates. During the years ended December 31, 1999, 1998 and 1997, the Company recognized in its statement of operations aggregate sales to, and aggregate costs from, these significant shareholders of $1.1 billion and $2.0 billion, $888 million and $1.7 billion, and $788.9 million and $2.4 billion, respectively. Pursuant to the terms of the Illinova acquisition, NOVA and BG reduced their respective stakes in Dynegy to less than 5 percent.

NOTE 15 -- SEGMENT INFORMATION

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" and has restated its segment disclosures for all reporting periods. Dynegy's operations are divided into two reportable segments: Energy Convergence and Midstream. The Energy Convergence segment is actively engaged in value creation through marketing and trading of natural gas, power and coal and the generation of electricity principally under the name Dynegy Marketing and Trade. The Midstream segment consists of the North American midstream liquids operations, as well as the international liquefied petroleum gas transportation and natural gas liquids marketing operations located in Houston and London, and certain other businesses. The North American midstream liquids operations are actively engaged in the gathering and processing of natural gas and the transportation, fractionation and storage of NGLs. This segment operates principally under the name Dynegy Midstream Services. Generally, Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for 1999, 1998 and 1997 is presented below.

       DYNEGY HOLDINGS' SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1999

                                                               ENERGY
                                                             CONVERGENCE         MIDSTREAM          ELIMINATION           TOTAL
                                                           --------------- -------------------- ------------------ ----------------
                                                                                      ($ IN THOUSANDS)
    Unaffiliated revenues:
       Domestic                                            $  9,855,757        $  3,143,085        $        ---        $ 12,998,842
       Canadian                                               1,445,779               9,795                 ---           1,455,574
       United Kingdom                                           975,560                 ---                 ---             975,560
                                                           ------------        ------------        ------------        ------------
                                                             12,277,096           3,152,880                 ---          15,429,976
                                                           ------------        ------------        ------------        ------------
    Intersegment revenues
      Domestic                                                  355,340             239,848            (595,188)                ---
      Canadian                                                   58,663               8,517             (67,180)                ---
      United Kingdom                                                ---                 ---                 ---                 ---
                                                           ------------        ------------        ------------        ------------
                                                                414,003             248,365            (662,368)                ---
                                                           ------------        ------------        ------------        ------------
      Total revenues                                         12,691,099           3,401,245            (662,368)         15,429,976
                                                           ------------        ------------        ------------        ------------
    Operating margin                                            283,594             260,281                 ---             543,875

    Depreciation and amortization                               (35,116)            (94,342)                ---            (129,458)

    Interest expense                                            (36,433)            (41,731)                ---             (78,164)

    Interest and other income                                    57,453              15,834                 ---              73,287

    Equity earnings of unconsolidated affiliates                 62,185              17,669                 ---              79,854

    Income tax (provision) benefit                              (58,098)            (16,579)                ---             (74,677)

    Net income from operations                                  106,631              45,218                                 151,849

    Cumulative effect of change in accounting principle             ---                 ---                 ---                 ---

    Net income                                                  106,631              45,218                 ---             151,849

    Identifiable assets:
       Domestic                                            $  3,465,730        $  2,549,773       $         ---        $  6,015,503
       Canadian                                                 266,338              68,107                 ---             334,445
       United Kingdom                                           175,223                 ---                 ---             175,223

    Investment in unconsolidated affiliates                     458,552             168,783                 ---             627,335

    Capital expenditures                                        356,506              92,016                 ---             448,522

       DYNEGY HOLDINGS' SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1998

                                                         ENERGY
                                                       CONVERGENCE         MIDSTREAM        ELIMINATION           TOTAL
                                                    ---------------- ------------------- ----------------- ------------------
                                                                               ($ IN THOUSANDS)
    Unaffiliated revenues:
       Domestic                                      $   9,149,299       $   3,307,320     $         ---      $ 12,456,619
       Canadian                                            969,853             209,830               ---         1,179,683
       United Kingdom                                      621,695                 ---               ---           621,695
                                                     -------------       -------------     -------------      ------------
                                                        10,740,847           3,517,150               ---        14,257,997
                                                     -------------       -------------     -------------      ------------
    Intersegment revenues
      Domestic                                             157,492             250,280          (407,772)              ---
      Canadian                                              61,223                 ---           (61,223)              ---
      United Kingdom                                           ---                 ---               ---               ---
                                                     -------------       -------------     -------------      ------------
                                                           218,715             250,280          (468,995)              ---
                                                     -------------       -------------     -------------      ------------
      Total revenues                                    10,959,562           3,767,430          (468,995)       14,257,997
                                                     -------------       -------------     -------------      ------------
    Operating margin                                       236,275             192,412               ---           428,687

    Depreciation and amortization                          (29,026)            (84,176)              ---          (113,202)

    Interest expense                                       (24,944)            (50,048)              ---           (74,992)

    Interest and other income                                6,763              40,058               ---            46,821

    Equity earnings of unconsolidated affiliates            75,242              15,796               ---            91,038

    Income tax (provision) benefit                         (52,262)              1,924               ---           (50,338)

    Net income from operations                              90,750              17,603               ---           108,353

    Net income                                              90,750              17,603               ---           108,353

    Identifiable assets:
       Domestic                                      $   2,838,367       $   2,036,795     $         ---      $  4,875,162
       Canadian                                            257,070               6,947               ---           264,017
       United Kingdom                                      125,058                 ---               ---           125,058

    Investment in unconsolidated affiliates                343,819             158,794               ---           502,613

    Capital expenditures                                   359,516             118,948               ---           478,464

       DYNEGY HOLDINGS' SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1997

                                                         ENERGY
                                                       CONVERGENCE         MIDSTREAM        ELIMINATION           TOTAL
                                                    ---------------- ------------------ ------------------ -------------------
                                                                              ($ IN THOUSANDS)
    Unaffiliated revenues:
       Domestic                                      $   8,070,692       $   4,205,759     $         ---      $ 12,276,451
       Canadian                                            632,411             264,028               ---           896,439
       United Kingdom                                      205,490                 ---               ---           205,490
                                                     -------------       -------------     -------------      ------------
                                                         8,908,593           4,469,787               ---        13,378,380
                                                     -------------       -------------     -------------      ------------
    Intersegment revenues
      Domestic                                              83,944             437,567          (521,511)              ---
      Canadian                                              30,580                 ---           (30,580)              ---
      United Kingdom                                         1,314                 ---            (1,314)              ---
                                                     -------------       -------------     -------------      ------------
                                                           115,838             437,567          (553,405)              ---
                                                     -------------       -------------     -------------      ------------
      Total revenues                                     9,024,431           4,907,354          (553,405)       13,378,380
                                                     -------------       -------------     --------------     ------------
    Operating margin                                       126,805             258,489               ---           385,294

    Impairment, abandonment and other charges              (20,228)           (254,772)              ---          (275,000)

    Depreciation and amortization                          (16,425)            (87,966)              ---          (104,391)

    Interest expense                                       (12,214)            (51,241)              ---           (63,455)

    Interest and other income                               13,209              14,904               ---            28,113

    Equity earnings of unconsolidated affiliates            36,241              22,718               ---            58,959

    Income tax (provision) benefit                          (8,710)             70,920               ---            62,210

    Net income (loss) from operations                       24,321            (112,006)              ---           (87,685)

    Cumulative effect of change in accounting               (7,289)             (7,511)              ---           (14,800)
    principle

    Net income (loss)                                       17,033            (119,518)              ---          (102,485)

    Identifiable assets:
       Domestic                                      $   1,882,965       $   2,299,312     $         ---      $  4,182,277
       Canadian                                            239,090              40,900               ---           279,990
       United Kingdom                                       54,635                 ---               ---            54,635

    Investment in unconsolidated affiliates                310,445             160,032               ---           470,477

    Capital expenditures                                   844,638             189,388               ---         1,034,026

NOTE 16 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of the Company's unaudited quarterly financial information for the years ended December 31, 1999 and 1998.

                                                                           QUARTER ENDED
                                              -------------------------------------------------------------------
                                                   MARCH             JUNE          SEPTEMBER        DECEMBER
                                                    1999             1999            1999             1999
                                              ----------------- ---------------- --------------- ----------------
                                                           ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
            Revenues                            $   3,044,973     $  3,160,757    $   4,584,929  $    4,639,317

            Operating margin                          120,077          125,747          158,814         139,237

            Income before income taxes                 40,683           41,510           75,434          68,899

            Net income                                 28,071           27,976           50,692          45,110

            Net income per share                         0.17             0.17             0.30            0.26

                                                                           QUARTER ENDED
                                              -------------------------------------------------------------------
                                                   MARCH             JUNE          SEPTEMBER        DECEMBER
                                                    1998             1998            1998             1998
                                              ---------------- ---------------- ---------------- ----------------
                                                           ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
            Revenues                            $   3,315,569     $ 3,278,214     $   4,586,515   $   3,077,699

            Operating margin                           96,989         107,915           105,985         117,798

            Income (loss) before income taxes          16,411          35,043            63,739          43,498

            Net income (loss)                          12,339          23,441            43,645          28,928

            Net income (loss) per share (1)              0.07            0.14              0.27            0.18

       1. Net income (loss) per share amounts have been restated to conform to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

NOTE 17 - SUBSEQUENT EVENTS


         ILLINOVA ACQUISITION. Dynegy Inc. completed its acquisition of Illinova early in the first quarter 2000. The merger of Dynegy and Illinova involved the creation of a new holding company, now known as Dynegy Inc., and two separate but concurrent mergers. In one concurrent merger, a wholly-owned subsidiary of Dynegy Inc. merged with and into Illinova. In the other concurrent merger, a second wholly-owned subsidiary of Dynegy Inc. merged with and into old Dynegy. As a result of these two concurrent mergers, Illinova and old Dynegy continue to exist as wholly-owned subsidiaries of Dynegy Inc., and are referred to as Illinova Holding and Dynegy Holdings Inc., respectively. Dynegy Inc. accounted for the merger as a purchase of Illinova. This accounting treatment is based on various factors present in the merger, including the majority ownership (and voting control) of Dynegy Inc.'s shareholders following the merger, the role of Dynegy Inc.'s management following the merger (including the service of C.L. Watson as Chairman and Chief Executive Officer) and the influence of Chevron because of the size of its ownership interest and its rights under the shareholder agreement, articles of incorporation and bylaws. As a result, the consolidated financial statements of Dynegy Inc. after the merger will reflect the assets and liabilities of Dynegy Holdings at historical book values and the assets and liabilities of Illinova at allocated fair values. For accounting purposes, the effective date of the merger will be January 1, 2000. This date was selected as a result of the following factors:

- Affirmative consent had been acquired from both shareholder groups prior to January 1, 2000,
-    All regulatory consents had been acquired prior to January 1, 2000,
- Material terms of the purchase and sale agreement for the qualifying facilities, a condition precedent to the closing, had been negotiated on or about January 1, 2000, and
- Board, executive, commercial, financial and regulatory oversight of Illinova's operations had transferred to Dynegy Inc. on or about January 1, 2000.

         In the combination, Dynegy shareholders, other than Chevron U.S.A. Inc. ("Chevron"), NOVA Gas Services (U.S.) Inc. ("NOVA") and BG Holdings, Inc., elected to exchange each Dynegy share for 0.69 of a share of Dynegy Class A common stock, based on a fixed exchange ratio, or elected to receive $16.50 per share in cash consideration, subject to proration. NOVA and BG Holdings, Inc. elected cash and thereby reduced their respective ownership in Dynegy Inc. as part of this combination. Therefore, instead of receiving Dynegy Class A common stock in exchange for their respective shares of Dynegy Holdings common stock, NOVA and the parent of BG Holdings, Inc. each received a combination of cash, subject to proration, and shares of Dynegy Series A Convertible Preferred Stock. Chevron received shares of Dynegy Class B common stock in exchange for all of its shares of Dynegy Holdings common stock and Series A Preferred, respectively. Additionally, as part of the combination, Chevron purchased $200 million of additional Dynegy Class B common stock. Each share of Illinova common stock was converted into one share of Dynegy Class A common stock. Immediately after the combination, former Dynegy Inc. shareholders owned approximately 51 percent of the outstanding shares of Dynegy Inc.

         Approximately 60 percent of the consideration received by existing Dynegy shareholders was in the form of Dynegy Inc. stock and 40 percent was cash. In aggregate, the cash portion of the consideration approximated $1.07 billion. Dynegy Inc. financed the cash component of the merger initially with borrowings under a debt facility and the issuance of $200 million of Class B common stock to Chevron. Dynegy Inc. anticipates repaying or refinancing a significant portion of the debt facility with proceeds from an offering of equity securities, additional public debt issuances, proceeds from asset sales and cash flow from operations.

         ASSET DISPOSITIONS. In early 2000, the Company entered into agreements to dispose of certain assets for aggregate net proceeds approximating $560 million. In addition, the Company has stated its intent to dispose of its domestic crude oil marketing operations, likely in the first quarter 2000. These transactions result from statutory requirements pursuant to the acquisition of Illinova or for the purpose of eliminating operating assets considered non-strategic or which were under-performing in comparison to other assets in the portfolio. The net proceeds received in these transactions are being used to retire merger-related debt or are being re-deployed into the Company's capital investment program. The financial impact of these transactions in the aggregate is not expected to be material to Dynegy's results of operations or financial position for the year ended December 31, 2000. Further, disposition of these assets is not expected to have a material adverse effect on Dynegy's prospective competitive position in the businesses in which it operates. The assets sold consist of eleven cogeneration facilities designated as qualifying facilities under PURPA law and substantially all of the Company's natural gas processing facilities and related infrastructure in the Mid-Continent region.

                                                                      SCHEDULE I

                              DYNEGY HOLDINGS INC.
                     CONDENSED BALANCE SHEETS OF REGISTRANT
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,          DECEMBER 31,
                                                                                          1999                  1998
                                                                               ----------------------- --------------------
  ASSETS
  CURRENT ASSETS
  Cash                                                                               $         ---           $   209,439
  Accounts receivable                                                                        3,209                   500
  Intercompany accounts receivable                                                         709,119               446,959
  Prepayments and other assets                                                               9,471                 6,773
                                                                                     -------------           -----------
                                                                                           721,799               663,671
                                                                                     -------------           -----------
  PROPERTY, PLANT AND EQUIPMENT                                                              3,246                 3,297
  Less: accumulated depreciation                                                            (2,825)               (2,587)
                                                                                     -------------           -----------
                                                                                               421                   710
                                                                                     -------------           -----------
  OTHER ASSETS
  Investments in affiliates                                                              1,763,922             1,514,635
  Intercompany notes receivable                                                            500,590               343,311
  Deferred taxes and other assets                                                           30,308                22,225
                                                                                     -------------           -----------
                                                                                       $ 3,017,040           $ 2,544,552
                                                                                     =============           ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Intercompany accounts payable                                                      $         ---           $   155,131
  Accrued liabilities                                                                      126,546               146,100
                                                                                     -------------           -----------
                                                                                           126,546               301,231
  LONG-TERM DEBT                                                                         1,299,333               913,000
  COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                               200,000               200,000
  OTHER LIABILITIES                                                                         81,679                 2,258
                                                                                     -------------           -----------
                                                                                         1,707,558             1,416,489
                                                                                     -------------           -----------
  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 50,000,000 shares
     Authorized: 8,000,000 shares designated as Series A
     Participating Preferred Stock, 7,815,363 shares issued and
     Outstanding at December 31, 1999 and 1998                                              75,418                75,418
  Common stock, $0.01 par value, 400,000,000 shares
     Authorized:  157,499,001 shares issued at December 31, 1999,
     and 153,298,220 shares issued at December 31, 1998                                      1,575                 1,533
  Additional paid-in capital                                                               973,000               935,183
  Retained earnings                                                                        277,074               133,340
  Less: treasury stock, at cost: 1,200,700  shares at December 31, 1999
     1,200,700 shares at December 31, 1998                                                 (17,585)              (17,411)
                                                                                     -------------           -----------
                                                                                         1,309,482             1,128,063
                                                                                     -------------           -----------
                                                                                     $   3,017,040           $ 2,544,552
                                                                                     =============           ===========

                 See Note to Registrant's Financial Statements.

                                                                      SCHEDULE I

                              DYNEGY HOLDINGS INC.
                   STATEMENTS OF OPERATIONS OF THE REGISTRANT
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                      1999                1998               1997
                                                               ----------------- ------------------- ------------------
  Depreciation and amortization                                     $    (238)          $    (241)          $  (1,292)
  Impairment, abandonment and other charges                               ---                (959)             (3,886)
                                                                    ---------           ---------           ---------
       Operating loss                                                    (238)             (1,200)             (5,178)

  Equity in earnings of affiliates                                    249,287             215,928            (115,108)
  Intercompany interest and other income                               65,325              13,667              16,928
  Interest expense                                                    (82,825)            (68,403)            (45,790)
  Other expenses                                                       (5,023)             (1,301)               (747)
                                                                    ---------           ---------           ---------
  Income (loss) before income taxes                                   226,526             158,691            (149,895)
  Income tax provision (benefit)                                       74,677              50,338             (62,210)
                                                                    ---------           ---------           ---------
  Net income (loss) from continuing operations before
     cumulative effect of change in accounting                        151,849             108,353             (87,685)
  Cumulative effect of change in accounting principle
     (net of income tax benefit of $7,913)                                ---                 ---             (14,800)
                                                                    ---------           ---------           ---------
  NET INCOME (LOSS)                                                 $ 151,849           $ 108,353           $(102,485)
                                                                    =========           =========           =========

                 See Note to Registrant's Financial Statements.

                                                                      SCHEDULE I

                              DYNEGY HOLDINGS INC.
                   STATEMENTS OF CASH FLOWS OF THE REGISTRANT
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                                 1999             1998               1997
                                                                     ----------------- --------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $   151,849           $   108,353         $  (102,485)
Items not affecting cash flows from operating activities:
     Depreciation and amortization                                              238                 1,864               9,631
     Equity in earnings of affiliates, net of cash distributions           (249,287)             (215,928)            115,108
     Deferred taxes                                                          63,167                50,338             (86,424)
     Other                                                                      ---                   ---              12,344
Change in assets and liabilities resulting from operating activities:
     Accounts receivable                                                     (2,709)                 (468)                 76
     Intercompany transactions                                             (574,518)              239,586             636,063
     Prepayments and other assets                                            (2,698)               (2,212)             (2,749)
     Accrued liabilities                                                      8,939                 3,693               1,529
Other, net                                                                   25,043               (29,778)              2,493
                                                                        -----------           -----------         -----------
Net cash (used in) provided by operating activities                        (579,976)              155,448             585,586
                                                                        -----------           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                            ---                   ---              (5,121)
Acquisitions                                                                    ---                (2,644)           (785,349)
Other                                                                           ---                   ---                 ---
                                                                        -----------           -----------         -----------
Net cash used in investing activities                                           ---                (2,644)           (790,470)
                                                                        -----------           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings                                          397,488               212,259           2,218,500
Repayments of long-term borrowings                                              ---              (493,277)         (2,198,000)
Net proceeds from commercial paper and money market lines of credit         (42,161)              350,758                 ---
Intercompany advances                                                           ---                   ---                 ---
Proceeds from sale of capital stock, options and warrants                    21,855                 3,863             203,190
Treasury stock acquisitions                                                    (174)               (6,905)            (10,506)
Capital contributions                                                           ---                   ---                 ---
Dividends and other distributions                                            (8,115)               (7,988)             (7,925)
Other financing                                                               1,644                (2,450)                ---
                                                                        -----------           -----------         -----------
Net cash provided by financing activities                                   370,537                56,260             205,259
                                                                        -----------           -----------         -----------
Net (decrease) increase in cash and cash equivalents                       (209,439)              209,064                 375
Cash and cash equivalents, beginning of period                              209,439                   375                 ---
                                                                        -----------           -----------         -----------
Cash and cash equivalents, end of period                                $       ---           $   209,439         $       375
                                                                        ===========           ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid (net of amount capitalized)                               $    97,540           $   100,589         $    60,323
                                                                        ===========           ===========         ===========
Taxes paid (net of refunds)                                             $     1,927           $    (8,000)        $     8,043
                                                                        ===========           ===========         ===========
Cash dividends paid to parent by consolidated or
     unconsolidated subsidiaries                                        $       ---          $        ---         $       ---
                                                                        ===========           ===========         ===========

                 See Note to Registrant's Financial Statements.

                                                                      SCHEDULE I


                              DYNEGY HOLDINGS INC.
                    NOTE TO REGISTRANT'S FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

          Dynegy Holdings Inc. ("Dynegy Holdings" or the "Company") is a holding company that principally conducts all of its business through its subsidiaries. The Company is the result of a strategic business combination ("Trident Combination") between Natural Gas Clearinghouse and Trident NGL Holding, Inc. ("Holding"), under which Holding was renamed NGC Corporation. Pursuant to the terms of the Trident Combination, Holding was the legally surviving corporation and Clearinghouse was considered the acquiring company for accounting purposes resulting in a new historical cost basis for Holding beginning March 1, 1995, the effective date of the Trident Combination. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century.

         The accompanying condensed Registrant Financial Statements were prepared pursuant to rules promulgated by the Securities and Exchange Commission. In accordance with these rules, the accompanying statements reflect the financial position, results of operations and cash flows of the Company, the holding company of Dynegy Inc., at December 31, 1999 and 1998, and for the years then ended through December 31, 1999, respectively. These statements should be read in conjunction with the Consolidated Statements and notes thereto of Dynegy Holdings Inc.