Form 10-Q
period 2000-03-31
DYNEGY HOLDINGS INC
filed 2000-05-16
CIK 1105055

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________


                         Commission file number: 1-11156

                              DYNEGY HOLDINGS INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                     94-3248415
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)


                           1000 LOUISIANA, SUITE 5800
                              HOUSTON, TEXAS 77002
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 507-6400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

All outstanding equity of Dynegy Holdings Inc. is held by its parent Dynegy Inc.

                              DYNEGY HOLDINGS INC.
                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets:
         March 31, 2000 and December 31, 1999................................................................3
     Condensed Consolidated Statements of Operations:
         For the three months ended March 31, 2000 and 1999..................................................4
     Condensed Consolidated Statements of Cash Flows:
         For the three months ended March 31, 2000 and 1999..................................................5
     Notes to Condensed Consolidated Financial Statements....................................................6

     Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........................................................11


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings...........................................................................24

     Item 2.    Not Applicable..............................................................................--

     Item 3.    Not Applicable..............................................................................--

     Item 4.    Not Applicable..............................................................................--

     Item 5.    Not Applicable..............................................................................--

     Item 6.    Exhibits and Reports on Form 8-K............................................................25

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,         DECEMBER 31,
                                                                                            2000               1999
                                                                                      --------------       ------------
                                                                                        (unaudited)
                                                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $          ---       $     45,230
Accounts receivable, net                                                                   1,916,995          1,992,450
Accounts receivable, related parties                                                          60,454             48,966
Inventories                                                                                   79,064            271,884
Assets from risk management activities                                                       882,035            379,833
Prepayments and other assets                                                                  80,795             66,717
                                                                                      --------------       ------------
                                                                                           3,019,343          2,805,080
                                                                                      --------------       ------------

PROPERTY, PLANT AND EQUIPMENT                                                              2,058,594          2,575,100
Less: accumulated depreciation                                                              (427,074)          (557,219)
                                                                                      --------------       ------------
                                                                                           1,631,520          2,017,881
                                                                                      --------------       ------------
OTHER ASSETS:

Investments in unconsolidated affiliates                                                     584,363            627,335
Accounts receivable, affiliates                                                              851,238                ---
Assets from risk management activities                                                       562,584            452,913
Other assets                                                                                 504,593            621,962
                                                                                      --------------       ------------
                                                                                       $   7,153,641       $  6,525,171
                                                                                       =============       ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                       $   1,550,588       $  1,667,199
Accounts payable, related parties                                                            177,099            161,500
Accrued liabilities                                                                          228,120            184,013
Liabilities from risk-management activities                                                  717,772            334,080
Notes payable and current portion of long-term debt                                          342,678            191,731
                                                                                       -------------       ------------
                                                                                           3,016,257          2,538,523

LONG-TERM DEBT                                                                             1,282,322          1,299,333

OTHER LIABILITIES:

Non-Recourse Debt                                                                                ---             34,593
Liabilities from risk management activities                                                  473,242            321,252
Deferred income taxes                                                                        354,241            335,190
Other long-term liabilities                                                                  455,090            486,798
                                                                                       -------------       ------------
                                                                                           5,581,152          5,015,689
                                                                                       -------------       ------------

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                                   200,000            200,000

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:

Preferred Stock, $0.01 par value, 50,000,000 shares authorized;
    8,000,000 shares designated as Series A Participating Preferred Stock,
    7,815,363 shares issued and outstanding at  December 31, 1999                                ---             75,418
Common stock, $0.01 par value, 400,000,000 shares authorized;
    157,499,001 shares issued and outstanding at December 31, 1999                               ---              1,575
Additional paid-in capital                                                                       ---            973,000
Cumulative translation adjustment                                                             (1,440)               ---
Retained earnings                                                                            341,521            277,074
Less: treasury stock, at cost; 1,200,700 shares at December 31, 1999                             ---            (17,585)
Stockholder's Equity                                                                       1,032,408                ---


                                                                                      --------------       ------------
                                                                                           1,372,489          1,309,482
                                                                                      --------------       ------------
                                                                                      $    7,153,641       $  6,525,171
                                                                                      ==============       ============

            See notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     --------------------------
                                                                                         2000              1999
                                                                                     ------------      ------------
 Revenues                                                                            $  4,798,745      $  3,044,973
 Cost of sales                                                                          4,594,787         2,924,896
                                                                                     ------------      ------------

     Operating margin                                                                     203,958           120,077

 Depreciation and amortization                                                             50,058            31,288
 General and administrative expenses                                                       57,841            49,542
                                                                                     ------------      ------------

     Operating income                                                                      96,059            39,247

 Equity in earnings of unconsolidated affiliates                                            9,202            15,063
 Other income                                                                              60,529            13,918
 Interest expense                                                                         (18,698)          (19,234)
 Other expenses                                                                           (40,203)           (4,153)
 Minority interest in income of a subsidiary                                               (4,158)           (4,158)
                                                                                     ------------      ------------

 Income before income taxes                                                               102,731            40,683
 Income tax provision                                                                      38,284            12,612
                                                                                     ------------      ------------

 NET INCOME                                                                          $     64,447      $     28,071
                                                                                     ============      ============

            See notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                             ---------------------------------
                                                                                 2000                 1999
                                                                             ------------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                   $     64,447          $     28,071
Items not affecting cash flows from operating activities:
    Depreciation and amortization                                                  50,548                29,316
    Equity in earnings of affiliates, net of cash distributions                    (6,114)               (9,593)
    Risk management activities                                                    (76,192)               (8,424)
    Deferred income taxes                                                          38,284                14,568
     Other                                                                        (27,038)               (2,519)
Changes in assets and liabilities resulting from operating activities:
    Accounts receivable                                                           (37,681)              189,963
    Inventories                                                                   165,060                35,314
    Prepayments and other assets                                                  (11,892)               28,494
    Accounts payable                                                              (18,885)             (288,038)
    Accrued liabilities                                                            17,372               (20,852)
Other, net                                                                        (73,975)               (8,059)
                                                                             ------------          ------------

Net cash provided by (used in) operating activities                                83,936               (11,759)
                                                                             ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                             (121,594)              (99,918)
Investment in unconsolidated affiliates, net                                       (5,806)               (1,418)
Proceeds from asset sales                                                         667,111                16,650
Other, net                                                                            ---               (39,060)
                                                                             ------------          -------------

Net cash provided by (used in) investing activities                               539,711              (123,746)
                                                                             ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                                296,697                   ---
Repayments of long-term borrowings                                                    ---                (6,319)
Net proceeds from commercial paper and money market lines of credit              (111,471)              127,072
Affiliate transactions                                                           (851,238)                  ---
Other, net                                                                         (2,865)               (1,531)
                                                                             ------------          ------------

Net cash (used in) provided by financing activities                              (668,877)              119,222
                                                                             ------------          ------------

Net change in cash and cash equivalents                                           (45,230)              (16,283)
Cash and cash equivalents, beginning of period                                     45,230                28,367
                                                                             ------------          ------------

Cash and cash equivalents, end of period                                     $        ---          $     12,084
                                                                             ============          ============

            See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

NOTE 1 -- ACCOUNTING POLICIES

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC.

         The financial statements include all material adjustments, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates.

         On June 14, 1999, Dynegy Inc. announced its intent to acquire Illinova Corporation ("Illinova"), and completed this acquisition early in the first quarter 2000. As part of the acquisition of Illinova, Former Dynegy, which was renamed Dynegy Holdings Inc., became a wholly owned subsidiary of a new holding company, Dynegy Inc. The assets, liabilities and operations of the former Dynegy Inc. before the acquisition became the assets, liabilities and operations of Dynegy Holdings Inc. after the acquisition.

         Dynegy routinely conducts business with subsidiaries of Dynegy Inc. that are not a part of this consolidated group. These transactions include the purchase or sale of commodities and other commercial operations as well as certain other services. Dynegy's results of operations include allocations of certain overhead, interest, tax and other similar revenues and costs pursuant to entity-wide sharing arrangements. Affiliate transactions have been conducted at prices and terms equivalent to those available to and transacted with unrelated parties, in all material respects.

NOTE 2 -- BUSINESS COMBINATION

On February 1, 2000, the former Dynegy Inc., a Delaware corporation since renamed Dynegy Holdings Inc. ("Dynegy"), and Illinova Corporation ("Illinova") merged in a transaction (the "Merger") in which Former Dynegy and Illinova became wholly owned subsidiaries of Dynegy Inc., a newly formed Illinois corporation. This Merger, which was approved by shareholders of both Dynegy and Illinova on October 11, 1999, resulted in each share of Dynegy common stock and Series A Participating Preferred stock being converted into 0.69 shares of Dynegy Inc. equity pursuant to the Merger terms. This Merger was accounted for under the purchase method of accounting and Dynegy was the acquirer for accounting purposes. As a result of the Merger, Dynegy Inc. is now the Company's sole shareholder.

NOTE 3 - ACCOUNTING POLICY CHANGE

         The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") as amended by Financial Accounting Standard No. 137. Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company. Provisions of Statement No. 133 must be applied to fiscal periods beginning after June 15, 2000. Dynegy intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement. Management is currently assessing the financial statement impact of the adoption, however, such impact is not determinable at this time.

         Management believes the adoption of the provisions of Statement No. 133 may affect the variability of future periodic results reported by Dynegy, as well as its competitors, as market conditions and resulting trading portfolio valuations change from time to time. Such earnings variability, if any, will likely result principally from valuation issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets resulting from, among other things, a lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively.

NOTE 4 -- UNCONSOLIDATED AFFILIATES

        At March 31, 2000, Dynegy's investment in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited, a United Kingdom limited company; an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 25 percent interest in Midstream Barge Company, L.L.C.; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in seven various entities, each formed to build (or buy), own and operate power generation facilities located in the United States; a
33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; and a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast.

         Also at March 31, 2000, the Company had three cost basis investments:
Altra Energy Technologies, Inc., Canadian Midstream Services, Ltd. and Compton Petroleum Corporation. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:

                                                        THREE-MONTHS ENDED MARCH 31,
                                            ----------------------------------------------------

                                                      2000                        1999
                                            -------------------------   ------------------------
                                                             EQUITY                     EQUITY
                                               TOTAL         SHARE         TOTAL        SHARE
                                            -----------   -----------   -----------  -----------
                                                            ($ IN THOUSANDS)
      Revenues (1)                          $   392,389   $   128,654   $   237,304  $    93,670
                                            ===========   ===========   ===========  ===========

      Operating margin (1)                  $    89,320   $    30,210   $    85,762  $    34,098
                                            ===========   ===========   ===========  ===========

      Net income (1)                        $    27,175   $     3,356   $    23,733  $    10,247
                                            ===========   ===========   ===========  ===========

----------------------
(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as such information was unavailable.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

         On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy plans to file a motion to dismiss MID's amended complaint against Dynegy. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow sought contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' September 1997 purchase of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power Corp). Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES's original complaint did not assert any claims against Destec Power or any other Dynegy entity. Dow is vigorously defending against AES' claims. In response to a motion to transfer filed by Dow, the United States District Court for the Southern District of Texas transferred the suit to the United States District Court for Delaware. Following transfer of the litigation, AES added DPC as a defendant, asserting claims similar to the claims asserted against Dow. Dow subsequently dismissed the suit against DPC without prejudice. AES and DPC have reached a settlement of AES's claims against DPC, which was approved by the District Court on April 20, 2000. The order approving the settlement also contains a bar against any claim for contribution that might otherwise be asserted by Dow against DPC. The settlement dismisses AES's suit against DPC with prejudice. The settlement had no impact on Dynegy's results of operations or financial position.

        The Company is subject to various legal proceedings and claims, which arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company assumed liability for various claims, assessments and litigation in connection with its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 6 -- SEGMENT INFORMATION

         Dynegy's operations are divided into three reportable segments: Dynegy Marketing & Trade ("DMT"), Dynegy Midstream Services ("DMS") and Dynegy Energy Services ("DES").

o Dynegy Marketing and Trade focuses on energy convergence - the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

o Dynegy's natural gas liquids subsidiary, Dynegy Midstream Services, includes North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

o Dynegy Energy Services markets energy products and services to the retail sector through direct marketing and strategic alliances with leading utility companies

Operating segment information for the three-month periods ended March 31, 2000 and 1999 is presented below.


                                 DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR QUARTER ENDED MARCH 31, 2000
      ==========================================================================================================================


                                                 DMT             DMS              DES         ELIMINATION          TOTAL
                                             -----------      ----------       ---------      ------------       -----------

        Unaffiliated revenues:
           Domestic                           $2,529,562      $1,264,364       $  16,705      $         ---      $ 3,810,631
           Canadian                              373,466         183,509             ---                ---          556,975
           Europe                                431,139             ---             ---                ---              ---
                                              ----------      ----------       ---------      -------------      -----------
                                               3,334,167       1,447,873          16,705                ---        4,798,745
                                              ----------      ----------       ---------      -------------      -----------
        Intersegment revenues:
          Domestic                                15,662          52,332             162            (68,156)             ---
          Canadian                                34,511           8,205             ---            (42,716)             ---
          Europe                                     ---             ---             ---                ---              ---
                                              ----------      ----------       ---------      -------------      -----------
                                                  50,173          60,537             162           (110,872)             ---
                                              ----------      ----------       ---------      -------------      -----------
          Total revenues                       3,384,340       1,508,410          16,867           (110,872)       4,798,745
                                              ----------      ----------       ---------      -------------      -----------

        Operating margin                         129,810          74,079              69                ---          203,958

        Depreciation and amortization             (4,477)        (45,354)           (227)               ---          (50,058)

        Interest expense                         (11,697)         (6,278)           (721)               ---          (18,698)

        Other income (expense)                    54,702         (34,339)            (37)               ---           20,326

        Equity earnings (losses)                  (4,622)          6,274           7,550                ---            9,202

        Income tax (provision) benefit           (47,958)         11,302          (1,628)               ---          (38,284)

        Net income                                73,222         (10,904)          2,129                ---           64,447

        Identifiable assets:
           Domestic                           $4,419,310      $1,897,570        $ 84,847      $         ---      $ 6,401,727
           Canadian                              317,927         121,210             ---                ---          439,137
           Europe                                232,639             ---             ---                ---          232,639


        Investment in unconsolidated
          affiliates                             389,196         173,710          21,457                ---          584,363
        Capital expenditures                    (107,771)        (17,091)         (2,538)               ---         (127,400)

                              DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR QUARTER ENDED MARCH 31, 1999
  ========================================================================================================================

                                            DMT               DMS                 DES         ELIMINATION         TOTAL
                                       -------------     -------------          --------     -------------    ------------

    Unaffiliated revenues:
       Domestic                        $   1,630,795     $     698,579          $    ---     $         ---    $  2,329,374
       Canadian                              321,013            43,560               ---               ---         364,573
       Europe                                351,026               ---               ---               ---         351,026
                                       -------------     -------------          --------     -------------    ------------
                                           2,302,834           742,139               ---               ---       3,044,973
                                       -------------     -------------          --------     -------------    ------------
    Intersegment revenues:
      Domestic                                51,752            42,253               ---           (94,005)            ---
      Canadian                                11,293               ---               ---           (11,293)            ---
      Europe                                     ---               ---               ---               ---             ---
                                       -------------     -------------          --------     -------------    ------------
                                              63,045            42,253               ---          (105,298)            ---
                                       -------------     -------------          --------     -------------    ------------
      Total revenues                       2,365,879           784,392               ---          (105,298)      3,044,973
                                       -------------     -------------          --------     -------------    ------------

    Operating margin                          70,106            49,971               ---               ---         120,077

    Depreciation and amortization             (8,561)          (22,727)              ---               ---         (31,288)

    Interest expense                          (9,569)           (9,665)              ---               ---         (19,234)

    Other income (expense)                    10,653              (888)              ---               ---           9,765

    Equity earnings (losses)                  13,286             2,426              (649)              ---          15,063

    Income tax (provision) benefit           (15,751)            2,912               227               ---         (12,612)

    Net income                                26,920             1,573              (422)              ---          28,071

    Identifiable assets:
       Domestic                        $   2,840,733     $   2,047,501          $ 10,443     $         ---    $  4,898,677
       Canadian                              253,927            42,458               ---               ---         296,385
       Europe                                119,323               ---               ---               ---         119,323

    Investment in unconsolidated
    affiliates                               340,756           160,409            10,443               ---         511,608

    Capital expenditures                     (80,431)          (20,905)              ---               ---        (101,336)

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

         The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Holdings Inc. included elsewhere herein and with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

         COMPANY PROFILE. Dynegy Holdings Inc. ("Dynegy" or the "Company") is a holding company that conducts substantially all of its business through its subsidiaries. The Company is a leading provider of energy products and services in North America, the United Kingdom and continental Europe. Products marketed by the Company's wholesale marketing operations include natural gas, electricity, coal, emissions, natural gas liquids, crude oil, liquid petroleum gas and related services. The Company's wholesale marketing operations are supported by ownership or control of an extensive asset base and transportation network that includes unregulated power generation, gas and liquids storage capacity, gas, power and liquids transportation capacity and gas gathering, processing and fractionation assets.

         From inception of operations in 1984 until 1990, the Company limited its activities primarily to natural gas marketing. Starting in 1990, business operations began expanding through acquisitions and strategic alliances resulting in the formation of a mid-stream energy asset business and established energy marketing operations in both Canada and the United Kingdom. The Company initiated domestic electric power marketing operations in February 1994. Effective March 1, 1995, the Company acquired Trident NGL Holding, Inc., a fully integrated natural gas liquids company. On August 31, 1996, NGC completed a strategic combination with Chevron whereby substantially all of Chevron's mid-stream assets were acquired. Effective July 1, 1997, the Company acquired Destec Energy, Inc., a leading independent power producer and developer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century. In 1999, the Company initiated electric power marketing operations in the United Kingdom and in Europe.

         On June 14, 1999, Dynegy Inc. announced its intent to acquire Illinova Corporation ("Illinova"), and completed this acquisition early in the first quarter 2000. As part of the acquisition of Illinova, Former Dynegy, which was renamed Dynegy Holdings Inc., became a wholly-owned subsidiary of a new holding company, Dynegy Inc. The assets, liabilities and operations of the former Dynegy Inc. before the acquisition became the assets, liabilities and operations of Dynegy Holdings Inc. after the acquisition.

         BUSINESS SEGMENTS. Dynegy's operations are divided into three reportable segments: Dynegy Marketing & Trade ("DMT"), Dynegy Midstream Services ("DMS") and Dynegy Energy Services ("DES").

o Dynegy Marketing and Trade focuses on energy convergence - the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

o Dynegy's natural gas liquids subsidiary, Dynegy Midstream Services, includes North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

o Dynegy Energy Services markets energy products and services to the retail sector through direct marketing and strategic alliances with leading utility companies.

         UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. This Form 10-Q contains various forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words such as "anticipate", "estimate", "project", "forecast" and "expect" reflect forward-looking statements. Although the Company believes that the expectations reflected in such forward-

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected, forecasted or expected. Among the key risk factors that may have a direct bearing on Dynegy's results of operations and financial condition are:

o   Competitive practices in the industries in which Dynegy competes;
o Fluctuations in commodity prices for natural gas, electricity, natural gas liquids, crude oil or coal;
o Fluctuations in energy commodity prices which could not or have not been properly hedged or that are inconsistent with Dynegy's open position in its energy marketing activities;
o   Operational and systems risks;
o   Environmental liabilities which are not covered by indemnity or insurance;
o General economic and capital market conditions, including fluctuations in interest rates;
o Foreign operations risk associated with the potential volatility of emerging countries and fluctuations in foreign currency exchange rates; and
o The impact of current and future laws and governmental regulations (particularly environmental regulations) affecting the energy industry in general, and Dynegy's operations in particular.

BUSINESS RISK MANAGEMENT ASSESSMENT

         Dynegy's operations and periodic returns are impacted by a myriad of factors, some of which may not be mitigated by risk management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, operational risks, environmental risks, management estimations, strategic investment decisions, changes in competition and changes in regulation.

         The Company is exposed to commodity price variability related to its natural gas, natural gas liquids, crude oil, electricity and coal businesses. In addition, fuel requirements at its power generation and gas processing facilities represent additional commodity price risks to the Company. In order to manage these commodity price risks, Dynegy routinely utilizes certain types of fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

o   Manage and hedge its fixed-price purchase and sales commitments;
o   Provide fixed-price commitments as a service to its customers and suppliers;
o   Reduce its exposure to the volatility of cash market prices;
o   Protect its investment in storage inventories; and
o Hedge fuel requirements at its gas processing and power generation facilities.

         The Company may, at times, have a bias in the market, within established guidelines, resulting from the management of its portfolio. In addition, as a result of marketplace liquidity and other factors, the Company may, at times, be unable to fully hedge its portfolio for certain market risks. Dynegy monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures.

         The Company employs the mark-to-market method of accounting for a portion of its operations, which accounts for all energy trading activities at fair value as of each balance sheet date and recognizes currently in its results of operations the net gains or losses resulting from the revaluation of these contracts. As a result, substantially all of the operations of the Company's world-wide gas marketing, power marketing, and certain liquids marketing operations are accounted for under a mark-to-market accounting methodology. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed. These mathematical models utilize historical market data to forecast future elongated pricing curves, which are used to value the commitments that reside outside of the liquid market

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

quotations. The application of forecasted pricing curves to contractual commitments may result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Dynegy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast certain elongated pricing curves.

         Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units that create or actively manage these risk exposures to ensure compliance with Dynegy's risk management policies. Risk measurement is also practiced against the Dynegy portfolios with value at risk, stress testing and scenario analysis.

         In addition to risks associated with price or interest rate movements, credit risk is also inherent in the Company's operations. Credit risk relates to the risk of loss resulting from the nonperformance of contractual obligations by a counterparty. Dynegy maintains credit policies with regard to its counterparties, which management believes minimize its overall credit risk.

         Dynegy's stated business strategy is to expand ownership or control of merchant generation capacity in select markets across the country. Dynegy believes that merchant generation capacity, which is designed principally to supply power to markets during periods of peak demand, offers the greatest flexibility in executing its strategy of an integrated gas and power marketing and power generation business. This strategy heightens the risk for volatility in periodic returns by increasing the Company's exposure to variability in anticipated demand resulting from:

o   changing weather patterns,
o   unexpected delays in industry-wide construction of new capacity,
o unforeseen supply constraints or bottlenecks resulting from transmission failures or other factors,
o   unforeseen new technologies, and
o   other similar factors.

         Further, as Dynegy moves forward with the execution of its strategic plan of capturing a 10 to 15 percent share of the wholesale power market, risk of earnings volatility increases through exposure to unanticipated variability in generation capacity dependability factors. As a result of supply contracts routine in the industry, Dynegy's exposure relating to performance by these generating assets resides not only with owned and controlled assets, but also with third-party operated facilities. The volatility of earnings, whether it be favorable or unfavorable, will likely be most profound during periods of peak demand when, and if, regional industry-wide generation capacity fails or is curtailed. The increasing importance of and dependency upon physical generation of electricity as a percentage of Dynegy's overall portfolio and strategy may substantially alter Dynegy's earnings risk profile over time.

         Finally, the addition of these generation assets to Dynegy's portfolio may increase enterprise exposure to environmental and regulatory laws and regulations. These exposures could result in increased expenditures for capital improvements to meet certain statutory requirements or expenditures for remediation of unanticipated environmental contamination. The potential redirection of capital to these types of expenditures could reduce the level of available discretionary capital currently expected to be used in executing Dynegy's strategic plan in future periods.

         Many of these risks are outside the control of Dynegy and may not be fully mitigated through application of risk management methods and/or state-of-the-art, first quartile operating methods.

         SEGMENT PRICE FLUCTUATION EXPOSURES. DMT's integrated component businesses include: wholesale gas marketing, wholesale power marketing and power generation. Operating margins earned by wholesale gas and power marketing,

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. To the extent a net open position exists, fluctuating commodity market prices can impact Dynegy's financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Historically, fuel costs, principally natural gas, represented the primary variable cost impacting the financial performance of the Company's investment in power generating facilities. Operating margins at these facilities were relatively insensitive to commodity price fluctuations since most purchase and sales contracts contained variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, the Company's investment strategy, which emphasizes growth of merchant generation capacity, is altering the makeup of its generation asset portfolio. The growth of merchant generation capacity as a percentage of total available capacity increases the Company's exposure to commodity price risk. The financial performance and cash flow derived from merchant generation capacity is impacted, either favorably or unfavorably, by changes in and the relationship between the cost of the commodity fueling the facilities and electricity prices.

         Operating margins associated with DMS' natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices and the availability of inlet volumes. Commodity price fluctuations may also affect the operating margins derived from the Company's natural gas liquid marketing business. The impact from changes in natural gas liquids prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. In addition, certain processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices which, in turn influences the volumes of gas processed. Based upon current levels of natural gas processing activities and industry fundamentals, the estimated impact on annual operating margins of each one-cent movement in the annual average price of natural gas liquids approximates $6 to $8 million. The availability of inlet volumes directly affects the utilization and profitability of the segment's businesses throughout the Liquids Value Chain. The acquisition of inlet volumes is highly competitive and the availability of such volumes to industry-wide participants is also impacted by price variability. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire midstream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business.

         DES operating margins may be impacted by fixed-price commodity risk imbedded in certain contractual arrangements entered into by the segment. Such commodity price risk is managed, on a portfolio basis, with similar commodity risks inherent in the operations of the other business segments.

         SEASONALITY. Dynegy's revenue and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and natural gas liquids. Natural gas sales volumes and operating margin have historically been higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations are typically impacted by higher demand and commodity price volatility during the summer cooling season. Consistent with power marketing, the Company's electricity generating facilities generally experience peak demand during the summer cooling season, particularly for merchant plant generating facilities. Dynegy believes that prospective seasonal fluctuations in demand and market prices for natural gas will reduce over time as industry-wide gas-fired merchant generation capacity expands in the United States. DMS' businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes. Natural gas liquids prices typically increase during the winter season due to greater heating requirements. The Company's wholesale propane business is seasonally weighted in terms of volume and price, consistent with the trend in the Company's natural gas operations, as a result of greater demand for crop-drying and space-heating requirements in the fall and winter months.

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

         EFFECT OF INFLATION. Although Dynegy's operations are affected by general economic trends, management does not believe inflation has had a material effect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business strategy has historically focused on acquisitions or construction of core operating facilities in order to capture significant synergies existing among these types of assets and Dynegy's natural gas, power and natural gas liquids marketing businesses. The Company's energy convergence strategies are focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses (a.k.a., "Merchant Leverage Effect"). For the foreseeable future, the Company's primary focus will be the acquisition and/or construction of merchant power generating assets that will enable the Company to fully realize the Merchant Leverage Effect of commercialization of these generating assets.

         Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. At March 31, 2000, Dynegy had access to an aggregate $410 million of liquidity available under existing credit facilities, including commercial paper and money market lines of credit. Approximately $450 million of shelf availability remains under outstanding registration statements, which may be used for general corporate purposes. Management believes additional financing arrangements can be obtained at reasonable terms, if required.

         Pursuant to part of its stated plan to finance the cash portion of the Illinova merger, the Company successfully disposed of non-strategic, under-performing assets and certain qualifying facilities for aggregate net proceeds of approximately $667 million. The proceeds from these sales were first used to retire indebtedness incurred in the acquisition of Illinova and then redeployed into new business ventures.

         In a public offering effective March 15, 2000, Dynegy issued $300 million of 8.125% Senior Notes due March 15, 2005. Total proceeds net of underwriting costs were $296.7 million. Interest is payable on the Senior Notes on March 15 and September 15 of each year, beginning September 15, 2000. Proceeds were used to repay existing indebtedness of an affiliate.

OTHER MATTERS

        STRATEGIC ECOMMERCE INVESTMENT. In April 2000, Dynegy invested $25 million for a minority interest in eSpeed, Inc. Technology employed by eSpeed Inc. will serve as the platform for the development of at least four new commodity-specific electronic spot and futures marketplaces in which the marketing subsidiaries of Dynegy and other marketers, including Williams Companies Inc., may participate. Products that could ultimately be traded include natural gas, electricity, natural gas liquids, petrochemicals, crude oil and bandwidth. eSpeed anticipates that an electronic marketplace for natural gas and electricity will be made available to market participants like Dynegy and Williams in the third quarter, with the development of additional marketplaces by the end of 2000.

         CAPITAL ASSET PROGRAM. The Company is engaged in a continuous capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire in excess of forty state-of-the-art gas-fired turbines, representing a capital commitment of approximately $1.3 billion. Delivery of the manufactured turbines is occurring ratably through 2003. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The capital asset program is subject to periodic review and revision, and the actual number of projects and aggregate cost for

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

such projects will be dependent on various factors including available capital resources, market conditions, legislative actions, load growth, changes in materials, supplies and labor costs and the identification of partners in order to spread investment risk.

         EUROPEAN INVESTMENT. In April, the company announced plans to participate in the construction and ownership of two gas-fired power generation plants in Germany through a consortium composed of Dynegy (10.0 percent interest), Marubeni Corporation (64.9 percent interest) and BAW Holding West GmbH (25.1 percent interest). The two plants will have combined generating capacity of 1,200 megawatts. A 400-megawatt facility will be built near Dortmund, while an 800-megawatt facility will be constructed near Ahaus. Construction of these facilities is contingent upon obtaining certain regulatory approvals and permitting. Upon completion in March 2003, the facilities will provide power primarily to industrial customers and municipalities in the northwest region of Germany. Dynegy, utilizing its experience in the U.S. and European energy markets, will lead the development of the projects' commercial activities, including fuel procurement and power sales.

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


                                                                             MARCH 31,       DECEMBER 31,
                                                                               2000              1999
                                                                           -------------     -------------

                  Natural Gas (Trillion Cubic Feet)                                6.505             5.702
                  Electricity (Million Megawatt Hours)                           215.580            42.949


                  Natural Gas Liquids (Million Barrels)                           26.845            19.902
                  Crude Oil (Million Barrels)                                        ---            35.554
                  Interest Rate Swaps (in thousands of US Dollars)         $         ---     $      36,524
                  Weighted Average Fixed Interest Rate Paid on Swaps                 ---             8.210
                  U.K. Pound Sterling (in thousands of US Dollars)         $      70,625     $      85,812
                  Average U.K. Pound Sterling Contract Rate (in US
                  Dollars)                                                 $      1.6236     $      1.6191
                  Canadian Dollar (in thousands of US Dollars)             $     296,369     $     288,898
                  Average Canadian Dollar Contract Rate (in US Dollars)    $      0.6850     $      0.6775

Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using value at risk. The quantification of market risk using value at risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on value at risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to value at risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to value at risk, Dynegy performs regular stress and scenario analysis to measure extreme losses due to exceptional events. The value at risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the value at risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates value at risk using a JP Morgan RiskMetrics TM approach assuming a one-day holding period and a 95 percent confidence level. At March 31, 2000, the value at risk for Dynegy's trading and risk-management

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

portfolios approximated $10.2 million and the average of such value during the three-month period ended March 31, 2000 was estimated at $6.4 million.

        YEAR 2000 ISSUES. Dynegy completed all phases of the Year 2000 Program relative to computer systems and technology infrastructure considered essential to the Company's business prior to the event. The year 2000 event passed without significant incident. Dynegy's contingency plans are designed to minimize any disruptions or other adverse effects resulting from unexpected incompatibilities regarding core systems and business applications and to facilitate the early identification and remediation of system problems that manifest themselves after December 31, 1999. To date, no significant items have been identified. Dynegy continues to assess, test and remediate business applications and technology infrastructure that were previously determined to be other than essential to core business operations. The extent of these activities is very insignificant to Dynegy's overall business.

CONCLUSION

The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and equity sales, if required.

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS

Provided below is a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three-month periods ended March 31, 2000 and 1999, respectively.

THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

        For the quarter ended March 31, 2000, Dynegy realized net income of $64.4 million compared with first quarter 1999 net income of $28.1 million. First quarter 2000 results included a non-recurring after-tax gain on the sale of certain qualifying generation facilities of $33.8 million and after-tax charges aggregating $37.3 million related to the sale and impairment of certain natural gas liquids assets, the adjustment in the carrying value of the domestic crude assets related to the anticipated sale of the business and merger related costs. First quarter 1999 results included an after-tax $5.8 million non-recurring gain on the sale of an investment. Recurring net income for first quarter 2000 totaled $68.0 million compared with recurring net income for first quarter 1999 of $22.3 million.

        First quarter 2000 results were led by a strong performance in energy convergence operations, particularly in U.S. power and gas and a significant contribution from Dynegy's European business unit. This quarter's results also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher product prices and lower expenses. Consolidated operating margin for the current quarter totaled $204.0 million compared to $120.1 million for the same 1999 period, reflecting improved margins in substantially all business. DMT contributed $129.8 million to first quarter 2000 consolidated operating margin compared to $70.1 million reported in first quarter 1999, an increase of 85 percent. DMS contributed $74.1 million in first quarter 2000, a $24.1 million improvement over the 1999 period.

         Operating income increased $56.8 million quarter-to-quarter, reflecting the significantly higher operating results from the convergence and liquids businesses partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense in the 2000 quarter reflect the impact of the non-recurring impairment of natural gas liquids processing assets, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure. The increased level of general and administrative expenses reflects the incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements and higher variable compensation costs period-to-period.

        Incremental to Dynegy's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $9.2 million and $15.1 million to pre-tax quarterly earnings in the 2000 and 1999 periods, respectively. Variances period-to-period in these results reflect the impact of weather driven demand, changes in commodity prices, particularly as these changes impacted DMS' investments, and the sale of the qualifying facilities. The following table provides a summary of equity earnings by investment for the comparable periods.

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999


                 EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

         ===============================================================================================

                                                                    FOR THE THREE-MONTHS ENDED
                                                                            MARCH 31,
                                                                  -------------------------------
                                                                       2000              1999
                                                                  -------------     -------------


            DYNEGY MARKETING & TRADE:
               Accord                                             $       3,750     $       4,500
               Power Generation Equity Investments (in
                 aggregate)                                              (8,372)            8,620
               Other, net                                                   ---               167
                                                                  -------------     -------------
                                                                         (4,622)           13,287
                                                                  -------------     -------------

            DYNEGY ENERGY SERVICES:                                       7,550              (649)
                                                                  -------------     -------------

            DYNEGY MIDSTREAM SERVICES:
               Gulf Coast Fractionators                                     701               870
               West Texas LPG Pipeline Limited Partnership                1,304               872
               Venice Energy Services Company, L.L.C.                     2,449               294
               Other, net                                                 1,820               389
                                                                  -------------     -------------
                                                                          6,274             2,425
                                                                  -------------     -------------

                                                                  $       9,202     $      15,063
                                                                  ==============    =============


         Interest expense totaled $18.7 million for the quarter ended March 31, 2000, compared to $19.2 million for the equivalent 1999 period. The variance is attributable to the level of capital allocated to the Company pursuant to the entity-wide sharing arrangement, which resulted in lower principal balances period-to-period partially offset by higher average interest rates. Accumulated distributions associated with trust preferred securities and preferred stock of wholly-owned subsidiaries totaled $4.2 million for each quarter ended March 31, 2000 and 1999, respectively.

         Other income and expenses, net reflected a gain of $20.3 million in the quarter ended March 31, 2000 compared with income of $9.8 million in the 1999 period. The 2000 quarter included a pre-tax gain on the sale of certain qualifying generation facilities of $52.0 million and pre-tax charges aggregating $57.4 million related to the sale of certain natural gas liquids assets and merger related costs. The 1999 period included a pre-tax gain of $8.9 million related to the sale of an investment. The remaining amounts consisted of interest income, minority interests in consolidated subsidiaries and certain other recurring and non-recurring income and expense items in both periods. The 2000 period includes allocations of certain income and expense items pursuant to entity-wide sharing arrangements.

         The Company reported an income tax provision of $38.3 million for the three-month period ended March 31, 2000, compared to an income tax provision of $12.6 million for the 1999 period. The effective rates approximated 37 and 31 percent in 2000 and 1999, respectively. The difference between the aforementioned effective rate and the statutory rate of 35 percent for 2000 results primarily from state income taxes and certain permanent differences. The difference for the 1999 periods results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

SEGMENT DISCLOSURES -


                            DYNEGY MARKETING & TRADE

===============================================================================================================

                                                                    THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------------
                                                                  2000                        1999
                                                             ---------------             ---------------
                                                                          (in thousands)
   Operating Margin:
     Power Marketing and Generation                          $        46,452             $        37,432

       Natural Gas Marketing                                          32,353                      24,601
     European Gas and Power Marketing                                 51,005                       8,077
   Equity Investments                                                 (4,622)                     13,286
                                                             ---------------             ---------------

         SUBTOTAL - FINANCIAL CONTRIBUTION                           125,188                      83,392

     Depreciation                                                     (4,477)                     (8,561)
     General and Administrative Expenses                             (39,253)                    (31,539)
     Other Items                                                      54,702                      10,653
                                                             ---------------             ---------------

         EARNINGS BEFORE INTEREST AND TAXES                          136,160                      53,945
   Interest Expense                                                  (14,980)                    (11,274)
                                                             ---------------             ---------------
         PRE-TAX EARNINGS                                            121,180                      42,671
   Income Tax Provision                                               47,958                      15,751
                                                             ---------------             ---------------
         NET INCOME                                          $        73,222             $        26,920
                                                             ===============             ===============

         RECURRING NET INCOME                                $        41,480             $        21,155
                                                             ===============             ===============

   OPERATING STATISTICS:
     Natural Gas Marketing (Bcf/d) -
       U.S. Sales Volumes                                                7.3                         7.0
       Canadian Sales Volumes                                            2.3                         2.3
         Europe Sales Volumes                                            2.0                         1.6
                                                             ---------------             ---------------
                                                                        11.6                        10.9
                                                             ===============             ===============

     Power Generation (Million Megawatt Hours
    Generated) -
       Gross                                                             3.4                         3.6

       Net                                                               2.2                         2.4
      Electric Power Marketing - Million Megawatt
        Hours Sold                                                      15.1                        13.1
                                                             ---------------             ---------------
                                                                        17.3                        15.5
                                                             ===============             ===============

         Dynegy Marketing & Trade reported recurring segment net income of $41.5 million for the three-month period ended March 31, 2000, compared with recurring net income of $21.2 million in the 1999 quarter. Included in first quarter 2000 earnings is a non-recurring after-tax gain of $33.8 million relating to the sale of certain qualifying facilities and an after-tax $2.1 million charge related to merger costs. Included in first quarter 1999 earnings is a non-recurring after-tax gain of $5.8 million related to the sale of an investment. Recurring results of operations period-to-period were influenced by:

o   increased domestic and European power origination, and
o improved returns from worldwide power and gas marketing and trading operations, offset by
o increased depreciation and general and administrative expenses reflecting higher variable compensation costs and increased capital and overhead costs required to support the larger, more diverse base of operations.

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

        Total megawatt hours produced and sold during the 2000 quarter aggregated 17.3 million megawatt hours compared to 15.5 million megawatt hours during the 1999 period. The increase is a result of increased trading volumes due to more favorable market conditions. Total natural gas volumes sold increased to 11.6 billion cubic feet per day from 10.9 billion cubic feet per day during last year's first quarter, principally as a result of increased volumes sold to the retail alliances and to fuel gas-fired generation in the U.S.


                            DYNEGY MIDSTREAM SERVICES

===============================================================================================================

                                                                    THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------------
                                                                  2000                         1999
                                                             ---------------             ---------------
                                                                          (in thousands)
   Operating Margin:
     Upstream Operations                                     $        32,368             $        18,340
     Downstream Operations                                            41,711                      31,632
   Equity Investments                                                  6,274                       2,425
                                                             ---------------             ---------------
         SUBTOTAL - FINANCIAL CONTRIBUTION                            80,353                      52,397

     Depreciation                                                    (45,354)                    (22,727)
     General and Administrative Expenses                             (15,780)                    (18,003)
     Other Items                                                     (34,339)                       (888)
                                                             ---------------             ---------------
         EARNINGS (LOSS) BEFORE INTEREST AND TAXES                   (15,120)                     10,779
   Interest Expense                                                   (7,086)                    (12,118)
                                                             ---------------             ---------------
         PRE-TAX EARNINGS (LOSS)                                     (22,206)                     (1,339)
   Income Tax Benefit                                                (11,302)                     (2,912)
                                                             ---------------             ---------------
         NET INCOME (LOSS)                                   $       (10,904)            $         1,573
                                                             ===============             ===============

         RECURRING NET INCOME                                $        24,177             $         1,573
                                                             ===============             ===============

   OPERATING STATISTICS:
     Natural Gas Liquids Processed (MBbls/d - Gross) -
       Field Plants                                                     75.4                        88.5
       Straddle Plants                                                  41.1                        28.6
                                                             ---------------             ---------------
                                                                       116.5                       117.1
                                                             ===============             ===============
     Barrels Received for Fractionation (MBbls/d)                      219.3                       161.3
     Natural Gas Liquids Sold                                          595.5                       539.4

     Average Commodity Prices:
       Henry Hub Natural Gas (First of Month)                $          2.53             $          1.75
       Crude Oil - Cushing                                             26.23                       10.39
       Average Mont Belvieu Price                                       0.53                        0.23

         Dynegy Midstream Services reported recurring net income of $24.2 million in the first quarter of 2000 compared with recurring net income of $1.6 million in the same 1999 quarter. Included in first quarter 2000 earnings is an aggregate non-recurring after-tax charge of $35.1 million relating to the sale and impairment of certain assets and businesses and allocated merger costs. On a pre-tax basis, $25 million of this charge is included in depreciation expense and $29 million is included in other items. Recurring results of operations period-to-period were influenced by:

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

o   substantially improved natural gas liquids commodity prices,
o   volatile commodity markets,
o   on-time inventory management techniques,
o   lower operating costs,
o   an active hedging program in 2000,
o   lower depreciation costs, and
o   lower general and administrative and non-variable compensation expenses.

         Aggregate domestic natural gas liquids processing volumes totaled 116.5 thousand gross barrels per day in 2000 compared to an average 117.1 thousand gross barrels per day during 1999. The net decrease in processing volumes is a result of a decrease in field volumes resulting from the sale of the Ark-La-Tex assets in fourth quarter 1999 and the mid-Continent assets in March 2000. Increases in straddle plant volumes, which reflect the improved pricing relationship between natural gas and natural gas liquids period-to-period, partially offset the lower field plant production in 2000. After deducting the impact on 1999's first quarter production of volumes related to the Ark-La-Tex and mid-Continent assets, normalized processing volumes increased 24 percent in 2000. Fractionation volumes increased principally as a result of the aforementioned improved relationship between natural gas and natural gas liquids prices that induced increased straddle production period-to-period resulting in greater volumes available for fractionation. Natural gas liquids marketing volumes were higher period over period reflecting improved demand in the chemicals and wholesale markets.


                             DYNEGY ENERGY SERVICES

===============================================================================================================

                                                                   THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------------
                                                                  2000                        1999
                                                             ---------------             --------------
                                                                          (in thousands)
   Retail Operating Margin                                   $            69             $          ---
   Equity Investments                                                  7,550                       (649)
                                                             ---------------             --------------

         SUBTOTAL - FINANCIAL CONTRIBUTION                             7,619                       (649)

     Depreciation                                                       (227)                       ---
     General and Administrative Expenses                              (2,808)                       ---
     Other Items                                                         (37)                       ---
                                                             ---------------             --------------

         EARNINGS (LOSS) BEFORE INTEREST AND TAXES                     4,547                       (649)
   Interest Expense                                                     (790)                        --
                                                             ---------------             --------------
         PRE-TAX EARNINGS (LOSS)                                       3,757                       (649)
   Income Tax Provision (Benefit)                                      1,628                       (227)
                                                             ---------------             --------------
         NET INCOME (LOSS)                                   $         2,129             $         (422)
                                                             ===============             ==============

         RECURRING NET INCOME (LOSS)                         $         2,316             $         (422)
                                                             ===============             ==============

         Dynegy Energy Services reported recurring net income of $2.3 million, compared with a recurring net loss of $422,000 in the 1999 period. Improved earnings reflect positive results in the quarter related to the segment's interests in its mid-west and southeast retail alliances. This segment was formed effective with the acquisition of Illinova and is engaged in the marketing of retail energy products and services through direct marketing and strategic alliances with regional market leaders. Dynegy's goal is to form a North American network of regional retail energy alliances while building upon Illinova's retail operations, which included three distinct strategies: commercial & industrial and retail commodity sales and services; non-commodity energy related products and services; and, energy information software products.

                              DYNEGY HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

OPERATING CASH FLOW

         Cash flow from operating activities totaled $83.9 million for the three-month period ended March 31, 2000, compared to a use of cash of $(11.8) million reported in the same 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein and changes in working capital, particularly investment in discretionary inventory volumes period-to-period. Changes in other working capital accounts, which include trade receivables and payables prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

        Investing activities in the 2000 quarter included a net $127.4 million expended principally on construction of power generation assets, maintenance capital related to the transmission and distribution segment and investment associated with technology infrastructure. The Company received cash inflows of approximately $667 million in the first quarter 2000 principally related to the sale of certain qualifying facilities and liquids assets. These cash inflows were used primarily to retire indebtedness resulting from the acquisition. During the three-months ended March 31, 1999, the Company spent $140.3 million, principally on the acquisition of power generating assets, maintenance capital improvements at existing facilities and capital investment associated with technology infrastructure. Additionally, during the 1999 period, the Company received proceeds of $16.7 million principally related to the sale of an investment.

FINANCING ACTIVITIES

         In a public offering effective March 15, 2000, Dynegy issued $300 million of 8.125% Senior Notes due March 15, 2005. Total proceeds net of underwriting costs were $296.7 million. Interest is payable on the Senior Notes on March 15 and September 15 of each year, beginning September 15, 2000. Proceeds were used to repay existing indebtedness of an affiliate.

                              DYNEGY HOLDINGS INC.
                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                  On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy plans to file a motion to dismiss MID's amended complaint against Dynegy. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

         On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow sought contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' September 1997 purchase of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power Corp). Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES's original complaint did not assert any claims against Destec Power or any other Dynegy entity. Dow is vigorously defending against AES' claims. In response to a motion to transfer filed by Dow, the United States District Court for the Southern District of Texas transferred the suit to the United States District Court for Delaware. Following transfer of the litigation, AES added DPC as a defendant, asserting claims similar to the claims asserted against Dow. Dow subsequently dismissed the suit against DPC without prejudice. AES and DPC have reached a settlement of AES's claims against DPC, which was approved by the District Court on April 20, 2000. The order approving the settlement also contains a bar against any claim for contribution that might otherwise be asserted by Dow against DPC. The settlement dismisses AES's suit against DPC with prejudice. The settlement had no impact on Dynegy's results of operations or financial position.

         The Company is subject to various legal proceedings and claims, which arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company assumed liability for various claims, assessments and litigation in connection with its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

                  EXHIBIT NUMBER                                       DESCRIPTION
                  --------------                                       -----------

                        1.1                 Underwriting Agreement dated March 15, 2000 among the Company and the
                                            Underwriters named therein relating to the sale of Senior Notes. (1)

                        4.1                 Form of 8.125% Senior Note due 2005 (1)

                       27.1                 Financial Data Schedule

(b)     Current Report on Form 8-K, Commission File No.  1-11156, dated March 15, 2000, relating to the issuance and sale by Dynegy Holdings Inc. of $300,000,000 aggregate principal amount of 8.125% Senior Notes due
       March 15, 2005 in an underwritten public offering.

-------------------------------

(1) Incorporated by reference to exhibits to the Current Report on Form 8-K of Dynegy Holdings Inc. dated March 15, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                                   DYNEGY HOLDINGS INC.




Date:     May 15, 2000                    By:    /s/  Bradley P. Farnsworth
         -------------                           -------------------------------

                                                 Bradley P. Farnsworth, Senior
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX


    EXHIBIT
    NUMBER                        DESCRIPTION
    ------                        -----------

     1.1              -- Underwriting Agreement dated March 15, 2000 among the
                         Company and the Underwriters named therein relating to the sale of Senior Notes.(1)

     4.1              -- Form of 8.125% Senior Note due 2005.(1)

    27.1              -- Financial Data Schedule.

---------------

  (1) Incorporated by reference to exhibits to the Current Report on Form 8-K of Dynegy Holdings Inc. dated March 15, 2000.