Form 10-Q
period 2000-06-30
DYNEGY HOLDINGS INC
filed 2000-08-14
CIK 1105055

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000


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

                                www.dynegy.com
                           (Registrant's home page)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ----      ----

All outstanding equity of Dynegy Holdings Inc. is held by its parent Dynegy Inc.

                             DYNEGY HOLDINGS INC.
                               TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

  Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

  Condensed Consolidated Balance Sheets:
     June 30, 2000 and December 31, 1999..................................  3
  Condensed Consolidated Statements of Operations:
     For the three months ended June 30, 2000 and 1999....................  4
  Condensed Consolidated Statements of Operations:
     For the six months ended June 30, 2000 and 1999......................  5
  Condensed Consolidated Statements of Cash Flows:
     For the six months ended June 30, 2000 and 1999......................  6
  Notes to Condensed Consolidated Financial Statements....................  7

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................. 14

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.............................................. 31

  Item 2.  Not Applicable................................................. --

  Item 3.  Not Applicable................................................. --

  Item 4.  Not Applicable................................................. --

  Item 5.  Not Applicable................................................. --

  Item 6.  Exhibits and Reports on Form 8-K............................... 32

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2000            1999
                                                                               ----------      ----------
                                                                              (unaudited)
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $   27,835      $   45,230
Accounts receivable, net                                                        2,288,412       1,992,450
Accounts receivable, affiliates                                                   107,745          48,966
Inventories                                                                       123,517         271,884
Assets from risk management activities                                          2,767,793         379,833
Prepayments and other assets                                                       33,541          66,717
                                                                               ----------      ----------
                                                                                5,348,843       2,805,080
                                                                               ----------      ----------

PROPERTY, PLANT AND EQUIPMENT                                                   2,168,466       2,575,100
Less: accumulated depreciation                                                   (451,136)       (557,219)
                                                                               ----------      ----------
                                                                                1,717,330       2,017,881
                                                                               ----------      ----------
OTHER ASSETS:
Investments in unconsolidated affiliates                                          635,758         627,335
Accounts receivable, affiliates                                                   604,180             ---
Assets from risk management activities                                            810,658         452,913
Other assets                                                                      473,328         621,962
                                                                               ----------      ----------
                                                                               $9,590,097      $6,525,171
                                                                               ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                1,950,782      $1,667,199
Accounts payable, affiliates                                                      238,635         161,500
Accrued liabilities                                                               212,297         184,013
Liabilities from risk-management activities                                     2,425,784         334,080
Notes payable and current portion of long-term debt                                   ---         191,731
                                                                               ----------      ----------
                                                                                4,827,498       2,538,523

LONG-TERM DEBT                                                                  1,474,954       1,299,333

OTHER LIABILITIES:
Non-recourse debt                                                                     ---          34,593
Liabilities from risk management activities                                       834,646         321,252
Deferred income taxes                                                             388,762         335,190
Other long-term liabilities                                                       426,474         486,798
                                                                               ----------      ----------
                                                                                7,952,334       5,015,689
                                                                               ----------      ----------

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST                        200,000         200,000

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
    8,000,000 shares designated as Series A Participating Preferred Stock,
    7,815,363 shares issued and outstanding at  December 31, 1999                     ---          75,418
Common stock, $0.01 par value, 400,000,000 shares authorized;
    157,499,001 shares issued and outstanding at December 31, 1999                    ---           1,575
Additional paid-in capital                                                            ---         973,000
Accumulated other comprehensive income                                                795             ---
Retained earnings                                                                 404,560         277,074
Less: treasury stock, at cost; 1,200,700 shares at December 31, 1999                  ---         (17,585)
Stockholder's equity                                                            1,032,408             ---
                                                                               ----------      ----------
                                                                                1,437,763       1,309,482
                                                                               ----------      ----------
                                                                               $9,590,097      $6,525,171
                                                                               ==========      ==========

           See notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS)
--------------------------------------------------------------------------------



                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                      --------------------------------
                                                         2000                  1999
                                                      ----------            ----------
Revenues                                              $4,609,743            $3,160,757
Cost of sales                                          4,446,795             3,035,010
                                                      ----------            ----------

    Operating margin                                     162,948               125,747

Depreciation and amortization                             32,813                31,750
General and administrative expenses                       50,210                47,091
                                                      ----------            ----------

    Operating income                                      79,925                46,906

Equity in earnings of unconsolidated affiliates           52,912                13,224
Other income                                               8,805                 7,449
Interest expense                                         (26,957)              (18,186)
Other expenses                                           (11,317)               (3,725)
Minority interest in income of a subsidiary               (4,158)               (4,158)
                                                      ----------            ----------

Income before income taxes                                99,210                41,510
Income tax provision                                      36,172                13,534
                                                      ----------            ----------

Net Income                                            $   63,038            $   27,976
                                                      ==========            ==========



           See notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                      ------------------------------
                                                         2000                1999
                                                      ----------          ----------
Revenues                                              $9,408,488          $6,205,730
Cost of sales                                          9,041,582           5,959,906
                                                      ----------          ----------

     Operating margin                                    366,906             245,824

Depreciation and amortization                             82,871              63,038
General and administrative expenses                      108,051              96,633
                                                      ----------          ----------

     Operating income                                    175,984              86,153

Equity in earnings of unconsolidated affiliates           62,114              28,287
Other income                                              69,334              21,367
Interest expense                                         (45,655)            (37,420)
Other expenses                                           (51,520)             (7,878)
Minority interest in income of a subsidiary               (8,316)             (8,316)
                                                      ----------          ----------

Income before income taxes                               201,941              82,193
Income tax provision                                      74,456              26,146
                                                      ----------          ----------

Net Income                                            $  127,485          $   56,047
                                                      ==========          ==========




           See notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            -----------------------
                                                                               2000         1999
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                  $ 127,485    $  56,047
Items not affecting cash flows from operating activities:
  Depreciation and amortization                                                32,826       57,719
  Equity in earnings of affiliates, net of cash distributions                  (9,318)     (10,766)
  Risk management activities                                                 (140,607)     (41,971)
  Deferred income taxes                                                        72,156       25,852
  Other                                                                        21,820          575
Changes in assets and liabilities resulting from operating activities:
  Accounts receivable                                                        (468,939)     (71,374)
  Inventories                                                                 136,629      (33,983)
  Prepayments and other assets                                                 33,218       39,340
  Accounts payable                                                            461,344      132,960
  Accrued liabilities                                                          (5,258)     (21,755)
Other, net                                                                    (75,040)     (14,148)
                                                                            ---------    ---------

Net cash provided by operating activities                                     186,316      118,496
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                         (168,618)    (170,532)
Investment in unconsolidated affiliates, net                                  (31,106)     (44,098)
Proceeds from asset sales                                                     737,816       16,650
Other, net                                                                     41,522      (39,061)
                                                                            ---------    ---------

Net cash provided by (used in) investing activities                           579,614     (237,041)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings                                            296,697          ---
Repayments of long-term borrowings                                           (226,324)     (13,040)
Net proceeds from commercial paper and money market lines of credit          (283,573)     127,587
Affiliate transactions                                                       (578,187)         ---
Other, net                                                                      8,062        3,766
                                                                            ---------    ---------

Net cash (used in) provided by financing activities                          (783,325)     118,313
                                                                            ---------    ---------

Net change in cash and cash equivalents                                       (17,395)        (232)
Cash and cash equivalents, beginning of period                                 45,230       28,367
                                                                            ---------    ---------

Cash and cash equivalents, end of period                                    $  27,835    $  28,135
                                                                            =========    =========


           See notes to condensed consolidated financial statements.

                             DYNEGY HOLDINGS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999

NOTE 1 - ACCOUNTING POLICIES

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

     The financial statements include all material adjustments, which, in the opinion of management, were necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

     On June 14, 1999, Dynegy Inc. announced its intent to acquire Illinova Corporation ("Illinova"), and completed this acquisition early in the first quarter 2000. As part of the acquisition of Illinova, the former Dynegy Inc., which was renamed Dynegy Holdings Inc., became a wholly owned subsidiary of a new holding company, Dynegy Inc. The assets, liabilities and operations of the former Dynegy Inc. before the acquisition became the assets, liabilities and operations of Dynegy Holdings Inc. ("Dynegy") after the acquisition. As a result of the Merger, Dynegy Inc. is now Dynegy's sole shareholder.

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


NOTE 2 - BUSINESS COMBINATION

     On February 1, 2000, the former Dynegy Inc., a Delaware corporation since renamed Dynegy Holdings Inc., and Illinova Corporation ("Illinova") merged in a transaction (the "Merger") in which Dynegy and Illinova became wholly owned subsidiaries of Dynegy Inc., a newly formed Illinois corporation. This Merger, which was approved by shareholders of both the former Dynegy Inc. and Illinova on October 11, 1999, resulted in each share of Dynegy common stock and Series A Participating Preferred stock being converted into 0.69 shares of Dynegy Inc. equity pursuant to the Merger terms. This Merger was accounted for under the purchase method of accounting and Dynegy was the acquirer for accounting purposes.

NOTE 3 - ACCOUNTING POLICY CHANGE

     The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") as amended by Financial Accounting Standard Nos. 137 and 138. Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and operations of the Company. Provisions of Statement No. 133 must be applied to fiscal periods beginning after June 15, 2000. Dynegy intends to adopt the provisions of Statement No. 133 within the timeframe and in accordance with the requirements provided by that statement. Management is currently assessing the financial impact of the adoption; however, such impact is not determinable at this time.

                             DYNEGY HOLDINGS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999

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


NOTE 4 - UNCONSOLIDATED AFFILIATES

     At June 30, 2000, Dynegy's investment in unconsolidated affiliates accounted for by the equity method included: a 25 percent participating preferred stock interest in Accord Energy Limited, a United Kingdom limited company; an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in various entities, each formed to build (or buy), own and operate power generation facilities located in the United States; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; and a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast.

     In April 2000, Dynegy invested $25 million for a minority interest in eSpeed, Inc. The eSpeed technology will serve as a platform for the development of electronic spot and futures marketplaces that will be made available to market participants. This investment is classified as available-for-sale, thus the unrealized gains or losses associated with this investment, net of tax, is a component of accumulated other comprehensive income.

     At June 30, 2000, the Company had three other cost basis investments in addition to eSpeed: Altra Energy Technologies, Inc., Canadian Midstream Services, Ltd. and Compton Petroleum Corporation. Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table to follow:


                                      SIX-MONTHS ENDED JUNE 30,
                         -----------------------------------------------
                                     2000                 1999
                         -----------------------------------------------
                                           EQUITY                EQUITY
                               TOTAL       SHARE      TOTAL      SHARE
                             ---------   ---------   --------   --------
                                          ($ IN THOUSANDS)


      Revenues (1)            $684,423    $238,895   $533,405   $211,180
                              ========    ========   ========   ========

      Operating margin (1)    $111,722    $ 43,124   $182,343   $ 72,380
                              ========    ========   ========   ========

      Net income (1)          $137,293    $ 56,582   $ 44,649   $ 19,233
                              ========    ========   ========   ========

______________________
(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as such information was unavailable.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of

                             DYNEGY HOLDINGS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999

federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy has filed a motion to dismiss MID's amended complaint against Dynegy, which motion is scheduled to be heard in August 2000. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

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


NOTE 6 - SEGMENT INFORMATION

     Dynegy's operations are divided into three reportable segments: Dynegy Marketing & Trade ("DMT"), Dynegy Midstream Services ("DMS") and Dynegy Energy Services ("DES").

 . Dynegy Marketing and Trade focuses on energy convergence - the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

 . Dynegy's natural gas liquids subsidiary, Dynegy Midstream Services, includes
  North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

 . Dynegy Energy Services markets energy products and services to the retail sector through direct marketing and strategic alliances with leading utility companies.

Operating segment information for the three- and six-month periods ended June 30, 2000 and 1999 is presented below.

                             DYNEGY HOLDINGS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999

                                DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR QUARTER ENDED JUNE 30, 2000


                                                 DMT            DMS             DES      ELIMINATION       TOTAL
                                              ----------     ----------       -------    -----------     ----------
                                                                       ($ in thousands)
Unaffiliated revenues:
 Domestic                                     $2,388,237      $1,138,947       $    ---   $       ---      $3,527,184
 Canadian                                        455,628         259,724            ---           ---         715,352
 European                                        367,207             ---            ---           ---         367,207
                                              ----------      ----------        -------   -----------      ----------
                                               3,211,072       1,398,671            ---           ---       4,609,743
                                              ----------      ----------        -------   -----------      ----------
Intersegment revenues:
 Domestic                                         17,526         374,430            238      (392,194)            ---
 Canadian                                         15,477             347            ---       (15,824)            ---
 European                                            ---             ---            ---           ---             ---
                                              ----------      ----------        -------   -----------      ----------
                                                  33,003         374,777            238      (408,018)            ---
                                              ----------      ----------        -------   -----------      ----------

 Total revenues                                3,244,075       1,773,448            238      (408,018)      4,609,743
                                              ----------      ----------        -------   -----------      ----------

Operating margin                                 108,389          54,288            271           ---         162,948

Depreciation and amortization                    (13,964)        (18,849)           ---           ---         (32,813)

Interest income (expense)                        (30,138)          3,181            ---           ---         (26,957)

Other income (expense)                            (1,767)         (1,153)           408           ---          (2,512)

Equity earnings                                   47,585           5,078            249           ---          52,912

Income tax provision                             (24,400)        (11,760)           (12)          ---         (36,172)

Net income (loss)                                 48,021          16,262         (1,245)          ---          63,038

Identifiable assets:
 Domestic                                     $6,713,312      $1,887,489        $23,588     $     ---      $8,624,389
 Canadian                                        440,821         162,528            ---           ---         603,349
 European                                        362,359             ---            ---           ---         362,359

Investment in unconsolidated affiliates          477,825         150,032          7,901           ---         635,758

Capital expenditures                             (30,117)        (42,207)           ---           ---         (72,324)

                             DYNEGY HOLDINGS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999

                                  DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR QUARTER ENDED JUNE 30, 1999


                                          DMT                  DMS                DES           ELIMINATION             TOTAL
                                      ----------           ----------           --------        -----------          ----------
                                                                        ($ in thousands)
Unaffiliated revenues:
 Domestic                             $1,639,929           $  961,876            $   ---          $     ---           $2,601,805
 Canadian                                337,045               66,382                ---                ---              403,427
 European                                155,525                  ---                ---                ---              155,525
                                      ----------           ----------           --------          ---------           ----------
                                       2,132,499            1,028,258                ---                ---            3,160,757
                                      ----------           ----------           --------          ---------           ----------
Intersegment revenues:
 Domestic                                 75,332               58,410                ---           (133,742)                 ---
 Canadian                                  9,990                  ---                ---             (9,990)                 ---
 European                                    ---                  ---                ---                ---                  ---
                                      ----------           ----------           --------          ---------           ----------
                                          85,322               58,410                ---           (143,732)                 ---
                                      ----------           ----------           --------          ---------           ----------

 Total revenues                        2,217,821            1,086,668                ---           (143,732)           3,160,757
                                      ----------           ----------           --------          ---------           ----------

Operating margin                          70,809               54,938                ---                ---              125,747

Depreciation and amortization             (8,823)             (22,927)               ---                ---              (31,750)

Interest expense                          (9,004)              (9,182)               ---                ---              (18,186)

Other income (expense)                     4,897               (1,173)               ---                ---                3,724

Equity earnings (losses)                  12,310                3,353             (2,439)               ---               13,224

Income tax (provision) benefit           (15,000)                 611                855                ---              (13,534)

Net income (loss)                         23,097                6,463             (1,584)               ---               27,976

Identifiable assets:
 Domestic                             $3,434,672           $1,989,945            $15,729          $     ---           $5,440,346
 Canadian                                383,912               26,744                ---                ---              410,656
 European                                 76,004                  ---                ---                ---               76,004

Investment in unconsolidated             363,112              162,736              9,631                ---              535,479
affiliates

Capital expenditures                     (98,757)             (14,537)               ---                ---             (113,294)

                             DYNEGY HOLDINGS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999

                            DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                 DMT            DMS           DES      ELIMINATION       TOTAL
                                              ----------     ----------     -------    -----------     ----------
                                                                       ($ in thousands)
Unaffiliated revenues:
 Domestic                                     $4,927,349     $2,403,311     $ 7,155    $       ---     $7,337,815
 Canadian                                        829,094        443,233         ---            ---      1,272,327
 European                                        798,346            ---         ---            ---        798,346
                                              ----------     ----------     -------    -----------     ----------
                                               6,554,789      2,846,544       7,155            ---      9,408,488
                                              ----------     ----------     -------    -----------     ----------
Intersegment revenues:
 Domestic                                         33,188        426,762         238       (460,188)           ---
 Canadian                                         49,988          8,552         ---        (58,540)           ---
 European                                            ---            ---         ---            ---            ---
                                              ----------     ----------     -------    -----------     ----------
                                                  83,176        435,314         238       (518,728)           ---
                                              ----------     ----------     -------    -----------     ----------

 Total revenues                                6,637,965      3,281,858       7,393       (518,728)     9,408,488
                                              ----------     ----------     -------    -----------     ----------

Operating margin                                 238,148        128,367         391            ---        366,906

Depreciation and amortization                    (18,668)       (64,203)        ---            ---        (82,871)

Interest expense                                 (42,515)        (3,097)        (43)           ---        (45,655)

Other income (expense)                            52,898        (35,492)        408            ---         17,814

Equity earnings                                   44,743         11,352       6,019            ---         62,114

Income tax provision                             (73,986)          (458)        (12)           ---        (74,456)

Net income                                       120,329          5,358       1,798            ---        127,485

Identifiable assets:
 Domestic                                     $6,713,312     $1,887,489     $23,588    $       ---     $8,624,389
 Canadian                                        440,821        162,528         ---            ---        603,349
 European                                        362,359            ---         ---            ---        362,359


Investment in unconsolidated affiliates          477,825        150,032       7,901            ---        635,758

Capital expenditures                            (137,888)       (59,298)     (2,538)           ---       (199,724)

                             DYNEGY HOLDINGS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended June 30, 2000 and 1999

                            DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                      DMT             DMS          DES           ELIMINATION            TOTAL
                                  ----------       ----------   ----------       -----------          ----------
                                                             ($ in thousands)
Unaffiliated revenues:
 Domestic                         $3,270,724       $1,660,455   $      ---        $     ---            $4,931,179
 Canadian                            658,058          109,942          ---              ---               768,000
 European                            506,551              ---          ---              ---               506,551
                                  ----------       ----------   ----------        ---------            ----------
                                   4,435,333        1,770,397          ---              ---             6,205,730
                                  ----------       ----------   ----------        ---------            ----------
Intersegment revenues:
 Domestic                            127,084          100,663          ---         (227,747)                  ---
 Canadian                             21,283              ---          ---          (21,283)                  ---
 European                                ---              ---          ---              ---                   ---
                                  ----------       ----------   ----------        ---------            ----------
                                     148,367          100,663          ---         (249,030)                  ---
                                  ----------       ----------   ----------        ---------            ----------

 Total revenues                    4,583,700        1,871,060          ---         (249,030)            6,205,730
                                  ----------       ----------   ----------        ---------            ----------

Operating margin                     140,914          104,910          ---              ---               245,824

Depreciation and amortization        (17,384)         (45,654)         ---              ---               (63,038)

Interest expense                     (18,573)         (18,847)         ---              ---               (37,420)

Other income (expense)                15,550           (2,061)         ---              ---                13,489

Equity earnings (losses)              25,597            5,778       (3,088)             ---                28,287

Income tax (provision) benefit       (30,751)           3,523        1,082              ---               (26,146)

Net income (loss)                     50,017            8,036       (2,006)             ---                56,047

Identifiable assets:
 Domestic                         $3,434,672       $1,989,945      $15,729              ---            $5,440,346
 Canadian                            383,912           26,744          ---              ---               410,656
 European                             76,004              ---          ---              ---                76,004

Investment in unconsolidated
 affiliates                          363,112          162,736        9,631              ---               535,479


Capital expenditures                (179,188)         (35,442)         ---              ---              (214,630)


NOTE 7 - SUBSEQUENT EVENT

     In August 2000, Dynegy announced an expansion of its energy convergence business into the Northeast with the execution of a definitive agreement to acquire 1,700 megawatts (MW) of power generation facilities for $903 million. Both facilities are located approximately 50 miles north of New York City. The transaction is subject to approvals from the Federal Trade Commission, the Federal Energy Regulatory Commission and the New York Public Service Commission. It is expected to close during the first quarter of 2001.

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

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

     From inception of operations in 1984 until 1990, the Company limited its activities primarily to natural gas marketing. Starting in 1990, business operations began expanding through acquisitions and strategic alliances resulting in the formation of a mid-stream energy asset business and established energy marketing operations in both Canada and the United Kingdom. The Company initiated domestic electric power marketing operations in February 1994. Effective March 1, 1995, the Company acquired Trident NGL Holding, Inc., a fully integrated natural gas liquids company. On August 31, 1996, NGC completed a strategic combination with Chevron whereby substantially all of Chevron's mid-stream assets were acquired. Effective July 1, 1997, the Company acquired Destec Energy, Inc., a leading independent power producer and developer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21/st/ Century. In 1999, the Company initiated electric power marketing operations in the United Kingdom and in continental Europe.

     On June 14, 1999, Dynegy Inc. announced its intent to acquire Illinova Corporation ("Illinova"), and completed this acquisition early in the first quarter 2000. As part of the acquisition of Illinova, the former Dynegy, which was renamed Dynegy Holdings Inc., became a wholly owned subsidiary of a new holding company, Dynegy Inc. The assets, liabilities and operations of the former Dynegy Inc. before the acquisition became the assets, liabilities and operations of Dynegy Holdings Inc. after the acquisition.

     BUSINESS SEGMENTS. Dynegy's operations are divided into three reportable segments: Dynegy Marketing & Trade ("DMT"), Dynegy Midstream Services ("DMS") and Dynegy Energy Services ("DES").

 . Dynegy Marketing and Trade focuses on energy convergence - the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

 . Dynegy's natural gas liquids subsidiary, Dynegy Midstream Services, includes
  North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

 . Dynegy Energy Services markets energy products and services to the retail sector through direct marketing and strategic alliances with leading utility companies.

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

             For the Interim Periods Ended June 30, 2000 and 1999

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

 . Competitive practices in the industries in which Dynegy competes;
 . Volatility of commodity prices for natural gas, electricity, natural gas liquids, crude oil or coal;
 . Fluctuations in energy commodity prices which could not or have not been properly hedged or that are inconsistent with Dynegy's risk profile from its energy marketing activities;
 . Operational and systems risks;
 . Environmental liabilities which are not covered by indemnity or insurance;
 . General economic and capital market conditions, including fluctuations in interest rates;
 . Foreign operations risk associated with the potential volatility of emerging countries and fluctuations in foreign currency exchange rates; and . The impact of current and future laws and governmental regulations
  (particularly environmental regulations) affecting the energy industry in general, and Dynegy's operations in particular.

BUSINESS RISK MANAGEMENT ASSESSMENT

     Dynegy's operations and periodic returns are impacted by a myriad of factors, some of which may not be mitigated by risk-management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, operational risks, environmental risks, management estimations, strategic investment decisions, changes in competition and changes in regulation.

     The Company is exposed to commodity price variability related to its natural gas, natural gas liquids, crude oil, electricity and coal businesses. In addition, fuel requirements at its power generation and gas processing facilities represent additional commodity price risks to the Company. In order to manage these commodity price risks, Dynegy routinely utilizes certain types of fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

 . Manage and hedge its fixed-price purchase and sales commitments;
 . Provide fixed-price commitments as a service to its customers and suppliers;
 . Reduce its exposure to the volatility of cash market prices;
 . Protect its investment in storage inventories; and . Hedge fuel requirements at its gas processing and power generation facilities.

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

     The Company employs the mark-to-market method of accounting for a portion of its operations. It accounts for all energy trading activities at fair value as of each balance sheet date and recognizes currently in its results of operations the net gains or losses resulting from the revaluation of these contracts. As a result, substantially all of the operations of the Company's world-wide gas marketing, power marketing, and certain liquids marketing operations are accounted for under a mark-to-market accounting methodology. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments under the accounting method employed.

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

     These mathematical models utilize historical market data to forecast future prices, which are used to value the commitments that reside outside of the liquid market quotations. The application of forecasted pricing curves to contractual commitments may result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Dynegy believes that its mathematical models utilize state-of-the-art technology, pertinent industry data and prudent discounting in order to forecast pricing curves.

     Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units that create or actively manage these risk exposures to ensure compliance with Dynegy's risk management policies. Dynegy's risk control group provides independent risk measurement of Value at Risk, stress testing and scenario analysis daily on the commercial profiles.

     In addition to risks associated with price or interest rate movements, credit risk is also inherent in the Company's operations. Credit risk relates to the risk of loss resulting from the nonperformance of contractual obligations by a counterparty. Dynegy maintains credit policies with regard to its counterparties, which management believes minimize its overall credit risk.

     Dynegy's stated business strategy is to expand ownership or control of merchant generation capacity in select markets across the country. Dynegy believes that merchant generation capacity, which is designed principally to supply power to markets during periods of peak demand, offers the greatest flexibility in executing its strategy of an integrated gas and power marketing and power generation business. This strategy heightens the risk of volatility in periodic returns by increasing the Company's exposure to variability in anticipated demand resulting from:

 . changing weather patterns,
 . unexpected delays in industry-wide construction of new capacity, . unforeseen supply constraints or bottlenecks resulting from transmission failures or other factors,
 . unforeseen new technologies, and
 . other similar factors.

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

     Many of these risks are outside the control of Dynegy and may not be fully mitigated through application of risk management methods and/or state-of-the-art, first-quartile operating methods.

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

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

     Operating margins associated with DMS' natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices and the availability of inlet volumes. Commodity price fluctuations may also affect the operating margins derived from the Company's natural gas liquid marketing business. The impact from changes in natural gas liquids prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. In addition, certain processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices, which in turn influences the volumes of gas processed. Based upon current levels of natural gas processing activities and industry fundamentals, the estimated impact on annual operating margins of each one-cent movement in the annual average price of natural gas liquids approximates $6 to $8 million. The availability of inlet volumes directly affects the utilization and profitability of the segment's businesses throughout the Liquids Value Chain. The acquisition of inlet volumes is highly competitive and the availability of such volumes to industry-wide participants is also impacted by price variability. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire midstream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business.

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

             For the Interim Periods Ended June 30, 2000 and 1999

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

     ENTRANCE INTO TECHNOLOGY MARKETPLACE. Dynegy has recently announced investment in eSpeed signifying an investment in a technology interest outside the traditional energy business. Although this investment provides opportunities for Dynegy to grow its presence in this new marketplace, there is no assurance the business strategy and expectations will be fully realized as currently forecasted.


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

     Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. At June 30, 2000, Dynegy had access to an aggregate $586 million of liquidity available under existing credit facilities and money market lines of credit. Approximately $450 million of shelf availability remains under outstanding registration statements, which may be used for general corporate purposes. Management believes additional financing arrangements can be obtained at reasonable terms, if required.

     The Company successfully disposed of non-strategic, under-performing assets and certain qualifying facilities for aggregate net proceeds of approximately $737.8 million. The proceeds from these sales were first used to retire indebtedness incurred by Dynegy Inc. in the acquisition of Illinova and then redeployed into new business ventures. These dispositions were consistent with the Company's stated plan to finance the Illinova merger.

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

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

OTHER MATTERS


    INDEPENDENT SYSTEM OPERATORS UPDATE. Various independent system operators ("ISO"), principally in California and the northeastern United States, have recently instituted or adjusted price caps having varying terms and conditions. Management has assessed each of the provisions instituted by these ISOs and believes that the imposition of such terms and conditions does not materially alter the Company's current strategy or competitive position in the markets subject to such price caps. Management cannot predict with precision the impact that any future decisions made by ISOs, or other similar oversite groups, may have on its business, strategy or profitability.

     CAPITAL ASSET PROGRAM. The Company is engaged in a continuous capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire in excess of forty-three state-of-the-art gas-fired turbines, representing a capital commitment of approximately $1.4 billion. Delivery of the manufactured turbines is occurring ratably through 2003. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The capital asset program is subject to periodic review and revision, and the actual number of projects and aggregate cost for such projects will be dependent on various factors including available capital resources, market conditions, legislative actions, load growth, changes in materials, supplies and labor costs and the identification of partners in order to spread investment risk.

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


                                                              JUNE 30,      DECEMBER 31,
                                                                2000           1999
                                                           ---------------------------
      Natural Gas (Trillion Cubic Feet)                           7.985          5.702
      Electricity (Million Megawatt Hours)                      272.281         42.949
      Natural Gas Liquids (Million Barrels)                      18.045         19.902
      Crude Oil (Million Barrels)                                   ---         35.554
      Interest Rate Swaps (in thousands of US Dollars)         $    ---       $ 36,524
      Weighted Average Fixed Interest Rate Paid on Swaps            ---          8.210
      U.K. Pound Sterling (in thousands of US Dollars)         $ 48,298       $ 85,812
      Average U.K. Pound Sterling Contract Rate (in US
      Dollars)                                                 $ 1.4861       $ 1.6191
      Canadian Dollar (in thousands of US Dollars)             $476,177       $288,898
      Average Canadian Dollar Contract Rate (in US Dollars)    $ 0.6827       $ 0.6775

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

    Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics TM approach assuming a one-day holding period and a 95 percent confidence level. At June 30, 2000, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $13.4 million and the average of such value during the six-month period ended June 30, 2000 was estimated at $11.5 million.

     CONCLUSION. The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities.

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

RESULTS OF OPERATIONS

     Provided below is a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and six-month periods ended June 30, 2000 and 1999, respectively.

THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     For the quarter ended June 30, 2000, Dynegy realized net income of $63.0 million compared with second quarter 1999 net income of $28.0 million. Second quarter 2000 results were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The quarter benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. This quarter's results also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher worldwide demand, a larger contribution of fee-based services and lower expenses.

     Consolidated operating margin for the current quarter totaled $162.9 million compared to $125.7 million for the same 1999 period, reflecting improved margins in DMT operations. DMT contributed $108.4 million to second quarter 2000 consolidated operating margin compared to $70.8 million reported in second quarter 1999, an increase of 53 percent. DMS contributed $54.3 million in second quarter 2000 operating margin compared to $54.9 million in the second quarter 1999. After eliminating the effect of non-strategic upstream asset sales, the increase in DMS operating margin was 36 percent.

     Operating income increased $33.0 million quarter-to-quarter, reflecting the significantly higher operating results from the convergence and liquids businesses. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses.
Increases in depreciation and amortization expense in the 2000 quarter reflect the continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure. The increased level of general and administrative expenses reflects the incremental costs associated with a larger, more diverse base of operations, and non-capitalizable costs required to support technology infrastructure improvements.

     Incremental to Dynegy's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $52.9 million and $13.2 million to pre-tax quarterly earnings in the 2000 and 1999 periods, respectively. Variances period-to-period in these results reflect the impact of weather driven demand and changes in commodity prices, particularly as these changes impacted DMT investments. The following table provides a summary of equity earnings by investment for the comparable periods.

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

                       EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                              FOR THE THREE-MONTHS ENDED JUNE 30,
                                                              -----------------------------------
                                                                     2000             1999
                                                                    -------          -------
                                                                       ($ in thousands)
Dynegy Marketing & Trade:
       Accord                                                       $ 3,750          $ 4,500
       Power Generation Equity Investments (in aggregate)            43,835            7,545
       Other, net                                                       ---              265
                                                                    -------          -------
                                                                     47,585           12,310
                                                                    -------          -------

Dynegy Energy Services:                                                 249           (2,439)
                                                                    -------          -------

Dynegy Midstream Services:
       Gulf Coast Fractionators                                         725              254
       West Texas LPG Pipeline, Limited Partnership                   1,584            1,269
       Venice Energy Services Company, L.L.C.                         2,243            1,275
       Other, net                                                       526              555
                                                                    -------          -------
                                                                      5,078            3,353
                                                                    -------          -------

                                                                    $52,912          $13,224
                                                                    =======          =======


     Interest expense totaled $27.0 million for the quarter ended June 30, 2000, compared to $18.2 million for the equivalent 1999 period. The variance is attributable to higher principal balances resulting from indebtedness incurred to finance strategic growth and higher interest rates on variable rate borrowings in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities of wholly owned subsidiaries totaled $4.2 million for each of the quarters ended June 30, 2000 and 1999.

     Other income and expenses, net totaled $2.5 million in expense in the quarter ended June 30, 2000 compared with income of $3.7 million in the 1999 period. These amounts consisted of interest income, minority interests in consolidated subsidiaries and other income and expense items in both periods.

     The Company reported an income tax provision of $36.2 million for the three-month period ended June 30, 2000, compared to an income tax provision of $13.5 million for the 1999 period. The effective rates approximated 36 and 33 percent in 2000 and 1999, respectively. The difference for the 1999 period results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.


SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     For the six-month period ended June 30, 2000, Dynegy realized net income of $127.5 million compared with net income in the corresponding period in 1999 of $56.0 million. For the six-month period ended June 30, 2000, Dynegy had recurring net income of $131.9 million, compared to $50.3 million for the same period in 1999. Recurring 2000 results exclude the net after tax effect of the sale of certain qualifying generation facilities and non-recurring charges incurred in the first quarter of the year. Recurring 1999 results exclude the after tax effect of the sale of an investment. The results for the six months ended June 30, 2000 were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The 2000 period benefited from nationwide volatility in both the power and gas markets, enabling

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. Results for the six-month period ended June 30, 2000 also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher worldwide demand, a larger contribution of fee-based services and lower expenses.

     Consolidated operating margin for the six months ended June 30, 2000 totaled $366.9 million compared to $245.8 million for the same 1999 period. DMT contributed $238.1 million to consolidated operating margin for the six-month period ended June 30, 2000 compared to $140.9 million reported in same period in 1999, an increase of 69 percent. DMS contributed $128.4 million in operating margin in the six-month period ended June 30, 2000 compared to $104.9 million in the same period in 1999. After eliminating the effect of non-strategic asset sales, the increase in DMS operating margin was 49 percent.

     Operating income increased $89.8 million period-to-period, reflecting the significantly higher operating results from the convergence and liquids businesses. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses.
Increases in depreciation and amortization expense in the six-month period ended June 30, 2000 reflect the impairment of certain natural gas liquids processing assets, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure. The increased level of general and administrative expenses reflects incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements.

     Incremental to Dynegy's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $62.1 million and $28.3 million to pre-tax earnings in the 2000 and 1999 periods, respectively. Variances period-to-period reflect the positive impact of the same market and demand issues that impacted results in the three-month period ended June 30, 2000, for both DMT and DMS investments. The following table provides a summary of equity earnings by investment for the comparable periods.


                      EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                         FOR THE SIX-MONTHS ENDED JUNE 30,
                                                         ---------------------------------
                                                                  2000             1999
                                                         ---------------------------------
Dynegy Marketing & Trade:
       Accord                                                  $       7,500       $ 9,000
       Power Generation Equity Investments (in aggregate)             37,243        16,165
       Other, net                                                        ---           432
                                                               -------------       -------
                                                                      44,743        25,597
                                                               -------------       -------

Dynegy Energy Services:                                                6,019        (3,088)
                                                               -------------       -------

Dynegy Midstream Services:
       Gulf Coast Fractionators                                        1,427         1,124
       West Texas LPG Pipeline, Limited Partnership                    2,888         2,141
       Venice Energy Services Company, L.L.C.                          4,692         1,569
       Other, net                                                      2,345           944
                                                               -------------       -------
                                                                      11,352         5,778
                                                               -------------       -------

                                                               $      62,114       $28,287
                                                               =============       =======

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

     Interest expense totaled $45.7 million for the six months ended June 30, 2000, compared to $37.4 million for the equivalent 1999 period. The variance is attributable to higher principal balances and interest rates on variable rate borrowings which were higher in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities of wholly owned subsidiaries totaled $8.3 million for each of the six month periods ended June 30, 2000 and 1999.

     Other income and expenses, net totaled $17.8 million in income in the six-month period ended June 30, 2000 compared with income of $13.5 million in the 1999 period. These amounts consisted of interest income, minority interests in consolidated subsidiaries and other income and expense items in both periods.

     The Company reported an income tax provision of $74.5 million for the six-month period ended June 30, 2000, compared to an income tax provision of $26.1 million for the 1999 period. The effective rates approximated 37 and 32 percent in 2000 and 1999, respectively. The difference for the 2000 period is primarily due to state income taxes. The difference for the 1999 period results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999



SEGMENT DISCLOSURES -


                                                    DYNEGY MARKETING AND TRADE
                                                         ($ in thousands)
                                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------        -------------------------
                                                                           2000           1999               2000         1999
                                                                         --------      --------            --------     --------
Operating Margin:
 Power Marketing and Generation /(1)/                                    $ 67,199       $ 48,979           $113,600     $ 86,411
 Natural Gas Marketing /(2)/                                               38,226         27,445             70,579       52,047
 European Gas and Power Marketing                                           2,964         (5,615)            53,969        2,456
Equity Investments                                                         47,585         12,310             44,743       25,597
                                                                         --------       --------           --------     --------
  Subtotal - Financial Contribution                                       155,974         83,119            282,891      166,511

 Depreciation /(3)/                                                       (13,964)        (8,823)           (18,668)     (17,384)
 General and Administrative Expenses                                      (33,205)       (30,386)           (72,462)     (61,925)
 Other Items /(3) (4)/                                                     (1,767)         4,897             52,898       15,550
                                                                         --------       --------           --------     --------

  Earnings Before Interest and Taxes                                      107,038         48,807            244,659      102,752

 Interest Expense                                                         (34,617)       (10,710)           (50,344)     (21,984)
                                                                         --------       --------           --------     --------
  Pretax Earnings                                                          72,421         38,097            194,315       80,768
 Income Tax Provision                                                     (24,400)       (15,000)           (73,986)     (30,751)
                                                                         --------       --------           --------     --------
Net Income                                                               $ 48,021       $ 23,097           $120,329     $ 50,017

Recurring Net Income  /(5)/                                              $ 48,021       $ 23,097           $ 89,501     $ 44,252

Operating Statistics:
 Natural Gas Marketing (Bcf/d) -
  Domestic Gas Marketing Volumes                                              7.1            6.1                7.2          6.5
  Canadian Gas Marketing Volumes                                              2.2            2.2                2.3          2.3
  United Kingdom Gas Marketing Volumes                                        0.9            0.9                1.5          1.3
                                                                         --------       --------           --------     --------
                                                                             10.2            9.2               11.0         10.1
                                                                         ========       ========           ========     ========
 Electric Power Marketing - Million Megawatt Hours Sold                      19.1           14.7               34.2         27.8
 Power Generation (Million Megawatt Hours Generated) -
 Gross                                                                        4.9            4.2                8.4          7.8
 Net                                                                          3.0            2.7                5.2          5.1

(1) Includes domestic power marketing and generating operations.
(2) Includes North American gas marketing operations.
(3) Six-month ended June 30, 2000 results include a reasonable allocation of a pre-tax non-recurring gain on the sale of certain qualifying generation facilities of $52 million ($33.8 million after-tax), and pre-tax non-recurring charges aggregating $68 million ($44.2 million after-tax).
(4) Six-month ended June 30, 1999 results include a pre-tax $8.9 million ($5.8 million after-tax) non-recurring gain on the sale of an investment.
(5) Recurring net income reflect the allocation of the items described in
    (3) and (4) above.

THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     Dynegy Marketing & Trade reported recurring segment net income of $48.0 million for the three-month period ended June 30, 2000, compared with recurring net income of $23.1 million in the 1999 quarter. Recurring results of operations period-to-period were influenced by:

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

 . improved returns from worldwide power and gas marketing and trading operations, offset by

 . increased depreciation and general and administrative expenses reflecting the impact of higher variable compensation costs and increased capital and overhead costs required to support the larger, more diverse base of operations.

     Total megawatt hours produced and sold during the second quarter of 2000 quarter aggregated 19.1 million megawatt hours compared to 14.7 million megawatt hours during the 1999 period. The increase is a result of the increase in trading volumes due to more favorable market conditions and expanding operations.

     Total natural gas volumes sold increased to 10.2 billion cubic feet per day from 9.2 billion cubic feet per day during last year's second quarter, principally as a result of increased volumes sold to the retail alliances and to gas-fired generation in the U.S.


SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     Dynegy Marketing & Trade reported recurring segment net income of $89.5 million for the six-month period ended June 30, 2000, compared with recurring net income of $44.3 million for the six-month period ended June 30, 1999. Included in earnings for the six months ended June 30, 2000 is a non-recurring after-tax gain of $33.8 million relating to the sale of certain qualifying facilities and an after-tax $2.1 million charge related to merger costs. Included in earnings for the six months ended June 30, 1999 is a non-recurring after-tax gain of $5.8 million related to the sale of an investment. Recurring results of operations period-to-period were influenced by the same factors impacting the quarterly results.

     Total megawatt hours produced and sold during the six months ended June 30, 2000 aggregated 34.2 million megawatt hours compared to 27.8 million megawatt hours during the 1999 period. Total natural gas volumes sold increased to 11.0 billion cubic feet per day from 10.1 billion cubic feet per day during last year's six-month period ended June 30, 1999.

                             DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

            For the Interim Periods Ended June 30, 2000 and 1999


                                                     DYNEGY MIDSTREAM SERVICES
                                                         ($ in thousands)

                                                    THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------------------------------------------------
                                                          2000                 1999                2000               1999
                                                  --------------------------------------------------------------------------
Operating Margin:
   Upstream Operations                                  $ 23,967             $ 31,264            $ 56,335           $ 49,604
   Downstream Operations                                  30,321               23,674              72,032             55,306
Equity Investments                                         5,078                3,353              11,352              5,778
                                                        --------             --------            --------           --------
     Subtotal - Financial Contribution                    59,366               58,291             139,719            110,688

   Depreciation /(1)/                                    (18,849)             (22,927)            (64,203)           (45,654)
   General and Administrative Expenses                   (14,844)             (16,705)            (30,624)           (34,708)
   Other Items /(1) /                                     (1,153)              (1,173)            (35,492)            (2,061)
                                                        --------             --------            --------           --------
     Earnings Before Interest and Taxes                   24,520               17,486               9,400             28,265

   Interest Income (Expense)                               3,502              (11,634)             (3,584)           (23,752)
                                                        --------             --------            --------           --------
     Pretax Earnings                                      28,022                5,852               5,816              4,513
   Income Tax (Provision) Benefit                        (11,760)                 611                (458)             3,523
                                                        --------             --------            --------           --------
Net Income                                              $ 16,262             $  6,463            $  5,358           $  8,036

Recurring Net Income /(2)/                              $ 16,262             $  6,463            $ 40,439           $  8,036

Operating Statistics:
   Natural Gas Liquids Processed (MBbls/d-Gross)
     Field Plants                                           56.7                 86.6                66.0               87.6
     Straddle Plants                                        37.0                 33.5                39.1               31.1
                                                        --------             --------            --------           --------
                                                            93.7                120.1               105.1              118.7
                                                        ========             ========            ========           ========
Barrels Received for Fractionation (MBbls/d)               248.5                225.7               233.9              193.5

Natural Gas Liquids Sold                                   570.6                493.4               583.1              516.5

Average Commodity Prices:
   Henry Hub Natural Gas (First of Month)               $   3.44             $   2.16            $   2.98           $   1.95
   Crude Oil - Cushing                                     25.12                15.10               25.67              12.75
   Average Mont Belvieu Price                               0.49                 0.31                0.51               0.27

(1)  Six-month ended June 30, 2000 results include a reasonable allocation of pre-tax non-recurring charges aggregating $68 million ($44.2 million after-tax).
(2)  Recurring net income reflect the allocation of the item described in (1) above.

THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     Dynegy Midstream Services reported recurring net income of $16.3 million in the second quarter of 2000 compared with recurring net income of $6.5 million in the same 1999 quarter. Recurring results of operations period-to-period were influenced by:

 . substantially improved natural gas liquids commodity prices, . increased worldwide demand,
 . a larger contribution of fee-based services, . lower operating costs,
 . lower depreciation costs due to the sale of certain non-strategic processing plants, and
 . lower general and administrative and non-variable compensation expenses.

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999

     Aggregate domestic natural gas liquids processing volumes totaled 93.7 thousand gross barrels per day in the second quarter of 2000 compared to a restated average of 89.3 thousand gross barrels per day during the same period in 1999. The restated volumes reflect the sale of the Ark-La-Tex assets in fourth quarter 1999 and the Mid-Continent assets in March 2000. Increases in straddle plant volumes, which reflect the improved pricing relationship between natural gas and natural gas liquids period-to-period are partially offset by lower field plant production in 2000. Fractionation volumes increased principally as a result of the aforementioned improved relationship between natural gas and natural gas liquids prices that induced increased straddle production period-to-period resulting in greater volumes available for fractionation. Natural gas liquids marketing volumes were higher period over period reflecting improved demand in the chemicals and wholesale markets.

     Additionally, the crude business was sold April 1, 2000. In the second quarter of 1999, the crude business contributed $3.0 million.

SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

     Dynegy Midstream Services reported recurring net income of $40.4 million in the six-month period ended June 30, 2000 compared with recurring net income of $8.0 million in the same 1999 period. Included in earnings in the 2000 period is an aggregate non-recurring after-tax charge of $35.1 million relating to the sale and impairment of certain assets and businesses and allocated merger costs. On a pre-tax basis, $25 million of this charge is included in depreciation expense and $29 million is included in other items. Recurring results of operations period-to-period were influenced by the same factors impacting quarterly results.

     Aggregate domestic natural gas liquids processing volumes totaled 105.1 thousand gross barrels per day in the six-month period ended June 30, 2000 compared to a restated average of 95.0 thousand gross barrels per day during the corresponding period in 1999. The restated volumes reflect the sale of the previously mentioned assets. Increases in straddle plant volumes, which reflect the improved pricing relationship between natural gas and natural gas liquids period-to-period are partially offset by lower field plant production in 2000. Fractionation volumes increased principally as a result of the aforementioned improved relationship between natural gas and natural gas liquids prices that induced increased straddle production period-to-period resulting in greater volumes available for fractionation.

     Additionally, the previously mentioned sale of the crude business on April 1, 2000 impacted the comparability of the 2000 and 1999 periods.

                             DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

            For the Interim Periods Ended June 30, 2000 and 1999

                                                      DYNEGY ENERGY SERVICES
                                                         ($ in thousands)

                                                      THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------                --------------------------
                                                       2000                1999                   2000               1999
                                                      -------             -------                -------            -------
Operating Margin:
  Retail Operations                                   $   271             $   ---                $   391            $   ---
Equity Investments                                        249              (2,439)                 6,019             (3,088)
                                                      -------             -------                -------            -------
    Subtotal - Financial Contribution                     520              (2,439)                 6,410             (3,088)

  Depreciation /(1)/                                      ---                 ---                    ---                ---
  General and Administrative Expenses                  (2,161)                ---                 (4,965)               ---
  Other Items /(1)/                                       408                 ---                    408                ---
                                                      -------             -------                -------            -------
    Earnings (Loss) Before Interest and Taxes          (1,233)             (2,439)                 1,853             (3,088)

  Interest Expense                                        ---                 ---                    (43)               ---
                                                      -------             -------                -------            -------
    Pretax Earnings (Loss)                             (1,233)             (2,439)                 1,810             (3,088)
  Income Tax (Provision) Benefit                          (12)                855                    (12)             1,082
                                                      -------             -------                -------            -------
Net Income (Loss)                                     $(1,245)            $(1,584)               $ 1,798            $(2,006)
                                                      =======             =======                =======            =======
Recurring Net Income (Loss) /(2)/                     $(1,245)            $(1,584)               $ 1,985            $(2,006)
                                                      =======             =======                =======            =======

(1) Six-month ended June 30, 2000 results include a reasonable allocation of a pre-tax non-recurring charges aggregating $68 million ($44.2 million after-tax).
(2) Recurring net income (loss) reflect the allocation of the item described in (1) above.

THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    Dynegy Energy Services reported a recurring net loss of $1.2 million for the three-month period ended June 30, 2000, compared with a recurring net loss of $1.6 million in the 1999 period. This segment was formed effective with the acquisition of Illinova and is engaged in the marketing of retail energy products and services through direct marketing and strategic alliances with regional market leaders. Dynegy's goal is to form a North American network of regional retail energy alliances while building upon Illinova's retail operations, which included three distinct strategies: commercial & industrial and retail commodity sales and services; non-commodity energy related products and services; and, energy information software products.

SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    Dynegy Energy Services reported recurring net income of $2.0 million for the six-month period ended June 30, 2000, compared with a recurring net loss of $2.0 million in the 1999 period. Improved earnings reflect positive results in 2000 related to the segment's interests in its midwest and southeast retail alliances.

OPERATING CASH FLOW

     Cash flow from operating activities totaled $186.3 million for the six-month period ended June 30, 2000, compared to $118.5 million reported in the same 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein and changes in working capital. Changes in other working capital accounts, which include trade receivables and payables, prepayments and other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

                             DYNEGY HOLDINGS INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended June 30, 2000 and 1999


CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

     Investing activities in the 2000 period included $168.6 million in capital expenditures principally related to construction of power generation assets and investment associated with technology infrastructure. The non-strategic assets disposed of in 2000 principally related to the sale of certain qualifying facilities and liquids assets for which the Company received cash inflows of approximately $737.8 million in the six months ended June 30, 2000. Also during the 2000 year-to-date period, Dynegy made investments in unconsolidated affiliates of $31.1 million, $25.0 million of which related to eSpeed as discussed in Note 4.

    During the six-months ended June 30, 1999, the Company spent a net $237.0 million for investing activities principally on power generation assets, including an interest in a power generation partnership, and additional expenditures related to betterments of existing facilities and capital investment associated with technology infrastructure improvements. Additionally, during the 1999 period, the Company received proceeds of $16.7 million principally related to the sale of an investment.


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

                             DYNEGY HOLDINGS INC.
                          PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, CA. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec have filed motions to dismiss MID's revised federal and state antitrust claims. The hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy has filed a motion to dismiss MID's amended complaint against Dynegy, which motion is scheduled to be heard in August 2000. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

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

                             DYNEGY HOLDINGS INC.
                          PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

     27 - Financial Data Schedule

(b)  The following reports on Form 8-K were filed during the quarter:

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                    DYNEGY HOLDINGS INC.



Date:  August 14, 2000              By:  /s/  Bradley P. Farnsworth
       ---------------                   --------------------------------

                                         Bradley P. Farnsworth, Senior Vice
                                         President and Controller (Principal
                                         Accounting Officer)