Form 10-Q
period 2000-09-30
DYNEGY HOLDINGS INC
filed 2000-11-14
CIK 1105055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-29311

                            ------------------------

                              DYNEGY HOLDINGS INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                                         94-3248415
        (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
         incorporation or organization)

   1000 LOUISIANA, SUITE 5800, HOUSTON, TEXAS                          77002
    (Address of principal executive offices)                         (zip code)

                                 (713) 507-6400
              (Registrant's telephone number, including area code)

                                 WWW.DYNEGY.COM
                            (Registrant's home page)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    All outstanding equity of Dynegy Holdings Inc. is held by its parent, Dynegy Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DYNEGY HOLDINGS INC.
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

          Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets:
              September 30, 2000 and December 31, 1999................      3
          Condensed Consolidated Statements of Operations:
              For the three-months ended September 30, 2000 and
              1999....................................................      4
          Condensed Consolidated Statements of Operations:
              For the nine-months ended September 30, 2000 and 1999...      5
          Condensed Consolidated Statements of Cash Flows:
              For the nine-months ended September 30, 2000 and 1999...      6
          Notes to Condensed Consolidated Financial Statements........      7

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS................     15

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings..................................     33

          Item 6.  Exhibits and Reports on Form 8-K...................     33

                              DYNEGY HOLDINGS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $    59,808     $   45,230
Accounts receivable, net....................................     2,722,527      1,992,450
Accounts receivable, affiliates.............................       117,215         48,966
Inventories.................................................       292,585        271,884
Assets from risk management activities......................     2,278,199        379,833
Prepayments and other assets................................        79,350         66,717
                                                               -----------     ----------
                                                                 5,549,684      2,805,080
                                                               -----------     ----------
PROPERTY, PLANT AND EQUIPMENT...............................     5,211,071      2,575,100
Less: accumulated depreciation..............................      (537,471)      (557,219)
                                                               -----------     ----------
                                                                 4,673,600      2,017,881
                                                               -----------     ----------
OTHER ASSETS:
Investments in unconsolidated affiliates....................       769,466        627,335
Accounts receivable, affiliates.............................       722,939             --
Assets from risk management activities......................     1,261,595        452,913
Other assets................................................       582,721        621,962
                                                               -----------     ----------
    TOTAL ASSETS............................................   $13,560,005     $6,525,171
                                                               ===========     ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................   $ 2,395,320     $1,667,199
Accounts payable, affiliates................................       292,483        161,500
Accrued liabilities.........................................       281,786        184,013
Liabilities from risk management activities.................     1,970,603        334,080
Notes payable and current portion of long-term debt.........            --        191,731
                                                               -----------     ----------
                                                                 4,940,192      2,538,523
LONG TERM DEBT..............................................     1,574,162      1,299,333
LONG TERM DEBT, AFFILIATE...................................       944,450             --
OTHER LIABILITIES:
Liabilities from risk management activities.................     1,269,577        321,252
Deferred income taxes.......................................       359,139        335,190
Other long term liabilities.................................       390,264        418,102
                                                               -----------     ----------
                                                                 9,477,784      4,912,400
                                                               -----------     ----------
MINORITY INTEREST...........................................       103,688        103,289
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY
  TRUST.....................................................       200,000        200,000
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
  authorized; 8,000,000 shares designated as Series A
  Participating Preferred Stock, 7,815,363 shares issued and
  outstanding at December 31, 1999..........................            --         75,418
Common stock, $0.01 par value, 400,000,000 shares
  authorized; 314,998,002 shares issued and outstanding at
  December 31, 1999.........................................            --          1,575
Additional paid-in capital..................................     2,235,947        973,000
Accumulated other comprehensive income (loss)...............        (9,472)            --
Retained earnings...........................................       519,650        277,074
Less: treasury stock, at cost; 2,401,400 shares at December
  31, 1999..................................................            --        (17,585)
Stockholder's equity........................................     1,032,408             --
                                                               -----------     ----------
                                                                 3,778,533      1,309,482
                                                               -----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............   $13,560,005     $6,525,171
                                                               ===========     ==========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Revenues....................................................  $7,761,931   $4,584,929
Cost of sales...............................................   7,639,179    4,426,115
                                                              ----------   ----------
    Operating margin........................................     122,752      158,814
Depreciation and amortization...............................      32,251       33,235
General and administrative expenses.........................      48,108       53,495
                                                              ----------   ----------
    Operating income........................................      42,393       72,084
Equity in earnings of unconsolidated affiliates.............     109,776       31,858
Other income................................................     102,355        8,414
Interest expense............................................     (21,059)     (22,039)
Other expenses..............................................     (22,292)     (10,725)
Minority interest in income of a subsidiary.................      (4,158)      (4,158)
                                                              ----------   ----------
Income before income taxes..................................     207,015       75,434
Income tax provision........................................      72,331       24,742
                                                              ----------   ----------
NET INCOME..................................................  $  134,684   $   50,692
                                                              ==========   ==========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues....................................................  $17,921,447   $10,790,659
Cost of sales...............................................   17,455,579    10,386,021
                                                              -----------   -----------
    Operating margin........................................      465,868       404,638
Depreciation and amortization...............................      114,636        96,273
General and administrative expenses.........................      155,498       150,128
                                                              -----------   -----------
    Operating income........................................      195,734       158,237
Equity in earnings of unconsolidated affiliates.............      171,889        60,145
Other income................................................      171,389        29,781
Interest expense............................................      (67,494)      (59,459)
Other expenses..............................................      (79,823)      (18,603)
Minority interest in income of a subsidiary.................      (12,497)      (12,474)
                                                              -----------   -----------
Income before income taxes..................................      379,198       157,627
Income tax provision........................................      136,623        50,888
                                                              -----------   -----------
NET INCOME..................................................  $   242,575   $   106,739
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................  $  242,575   $ 106,739
Items not affecting cash flows from operating activities:
  Depreciation and amortization.............................      83,095      82,486
  Equity in earnings of affiliates, net of cash
    distributions...........................................    (138,354)    (18,571)
  Risk management activities................................    (122,200)    (65,079)
  Deferred income taxes.....................................     101,636      47,243
  Gain on sale of assets, net...............................    (108,663)     (8,935)
  Other.....................................................          --      13,053
Changes in assets and liabilities resulting from operating
  activities:
  Accounts receivable.......................................    (921,293)   (366,706)
  Inventories...............................................      (2,210)   (122,106)
  Prepayments and other assets..............................      14,180      74,438
  Accounts payable..........................................     959,574     354,784
  Accrued liabilities.......................................     (58,866)     25,123
Other, net..................................................      64,726     (25,711)
                                                              ----------   ---------
Net cash provided by operating activities...................     114,200      96,758
                                                              ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................    (238,656)   (279,852)
Investment in unconsolidated affiliates, net................     (90,292)    (79,190)
Proceeds from asset sales...................................     804,434      16,650
Other, net..................................................          --     (42,398)
                                                              ----------   ---------
Net cash provided by (used in) investing activities.........     475,486    (384,790)
                                                              ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings..........................     318,149     397,488
Repayments of long-term borrowings..........................     (34,592)    (13,655)
Net payments on commercial paper and money market lines of
  credit....................................................    (183,518)   (109,397)
Affiliate transactions......................................    (678,450)         --
Other, net..................................................       3,303      13,566
                                                              ----------   ---------
Net cash (used in) provided by financing activities.........    (575,108)    288,002
                                                              ----------   ---------
Net change in cash and cash equivalents.....................      14,578         (30)
Cash and cash equivalents, beginning of period..............      45,230      28,367
                                                              ----------   ---------
Cash and cash equivalents, end of period....................  $   59,808   $  28,337
                                                              ==========   =========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 1--ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Dynegy Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC.

    The financial statements include all material adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

    Dynegy Holdings Inc. ("Dynegy" or the "Company") routinely conducts business with subsidiaries of Dynegy Inc. that are not part of this consolidated group. These transactions include the purchase or sale of commodities and other commercial operations as well as certain other services. Dynegy's results of operations include allocations of certain overhead, interest, tax and other similar revenues and costs pursuant to entity-wide sharing arrangements. Affiliate transactions have been conducted at prices and terms equivalent to those available to and transacted with unrelated parties, in all material respects.

NOTE 2--BUSINESS COMBINATION

    On February 1, 2000, the former Dynegy Inc., a Delaware corporation since renamed Dynegy Holdings Inc., and Illinova Corporation ("Illinova") merged in a transaction (the "Merger") in which Dynegy and Illinova became wholly owned subsidiaries of Dynegy Inc., a newly formed Illinois corporation. This Merger, which was approved by shareholders of both the former Dynegy Inc. and Illinova, resulted in each share of the former Dynegy, Inc common stock and Series A Participating Preferred stock being converted into 1.38 shares (restated for the two-for-one stock split effected by a means of a stock dividend distributed August 22, 2000) of Dynegy Inc. equity pursuant to the Merger terms. This Merger was accounted for under the purchase method of accounting and Dynegy was the acquirer for accounting purposes. As a result of the Merger, Dynegy Inc. is now Dynegy's sole shareholder.

NOTE 3--ACCOUNTING POLICY CHANGE

    The Company continues to analyze the effects of adoption of the rules promulgated by Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") as amended by Financial Accounting Standard Nos. 137 and 138. Provisions in Statement No. 133 will affect the accounting and disclosure of contractual arrangements and certain operations of the Company not presently recorded on a fair value basis. Provisions of Statement No. 133 must be applied to fiscal periods beginning after June 15, 2000. Dynegy intends to adopt the provisions of Statement
No. 133 effective January 1, 2001. Management is currently assessing the financial statement impact of the adoption; however, such adoption is not expected to have a significant impact on Dynegy's financial position at the time of adoption.

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 3--ACCOUNTING POLICY CHANGE (CONTINUED)
    Management believes the adoption of the provisions of Statement No. 133 may affect the variability of future periodic results reported by Dynegy, as well as its competitors, as market conditions and resulting derivative valuations change from time to time. Such earnings variability, if any, will likely result principally from valuations issues arising from imbalances between supply and demand created by illiquidity in certain commodity markets. Illiquidity results from, among other things, a lack of mature trading and price discovery mechanisms, transmission and/or transportation constraints resulting from regulation or other issues in certain markets and the need for a representative number of market participants maintaining the financial liquidity and other resources necessary to compete effectively.

NOTE 4--CAPITAL CONTRIBUTION

    On September 29, 2000, Dynegy Inc. contributed all of the outstanding equity of Dynegy Midwest Generation ("DMG") to Dynegy. The contribution of approximately $2.2 billion has been recorded on Dynegy's balance sheet as of September 30, 2000. DMG's results of operations will be included with those of Dynegy's beginning October 1, 2000.

NOTE 5--UNCONSOLIDATED AFFILIATES

    At September 30, 2000, the Company had cost basis investments in eSpeed, Altra Energy Technologies, Inc., Canenerco, Ltd., Enertech Capital
Partners II L.P., Sagemaker, Inc., Energy Infrastructure Overseas, Ltd. and Compton Petroleum Corporation.

    Dynegy's investment in unconsolidated affiliates accounted for by the equity method included: an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; interests ranging from eight to 50 percent in various entities, each formed to build (or buy), own and operate power generation facilities located in the United States, the United Kingdom, Asia and South America; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast; and a
29.19 percent interest in Canadian Midstream Services, Ltd., a partnership that owns and operates a natural gas processing facility.

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 5--UNCONSOLIDATED AFFILIATES (CONTINUED)
    Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the following table:

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------
                                                     2000                   1999
                                             ---------------------   -------------------
                                                           EQUITY                EQUITY
                                               TOTAL       SHARE      TOTAL      SHARE
                                             ----------   --------   --------   --------
                                                          ($ IN THOUSANDS)
Revenues(1)................................  $1,084,474   $388,364   $739,162   $276,296
                                             ----------   --------   --------   --------
Operating margin(1)........................  $  254,503   $ 98,740   $256,553   $ 96,611
                                             ----------   --------   --------   --------
Net income(1)..............................  $  345,928   $159,588   $ 98,786   $ 42,446
                                             ----------   --------   --------   --------

------------------------

(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as such information was unavailable. The Company sold its investment in Accord in the third quarter of 2000.

NOTE 6--COMMITMENTS AND CONTINGENCIES

    On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. While the Ninth Circuit has not yet scheduled this appeal for oral argument, it is estimated that oral argument will occur around February 2001.

    Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED) with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    The Company is subject to various legal proceeding and claims that arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company has assumed liability for various claims, assessments and litigation in connection with some of its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    During 2000, the Company entered into new or restructured lease arrangements associated with a natural gas-fired generating facility and certain electricity generating equipment. Under the terms of these arrangements, the Company provided certain residual value guarantees associated with the leased assets while retaining certain rights to the assets. The retained rights include the right to extend the term of the lease arrangement, an option to acquire the leased assets from each of the lessors and the right to participate in the outright sale of the related assets. Aggregate future minimum lease payments under these arrangements total approximately $49 million.

    In addition, the Company achieved necessary approvals to begin construction on its Riverside Power Project, a 500-MW natural gas-fired, simple cycle peaking facility, located in Louisa, Kentucky. A Dynegy subsidiary is designing and constructing the generating facility, as agent for a third party, and Dynegy is obligated to guarantee approximately 90 percent of the actual cost of the Riverside project during the construction phase. It is anticipated that Dynegy will subsequently lease the completed Riverside facility from that third party for an initial term of five years. Under certain circumstances, the Company maintains an option to purchase the facility from the third party and it may participate in the outright sale of the asset.

NOTE 7--SEGMENT INFORMATION

    Dynegy's operations are divided into two reportable segments: Dynegy Marketing & Trade ("DMT") and Dynegy Midstream Services ("DMS").

    - DMT focuses on energy convergence--the marketing, trading and arbitrage opportunities that exist among power, natural gas, weather derivatives and coal that can be enhanced by the control and optimization of related physical assets.

    - Dynegy's natural gas liquids subsidiary, DMS, includes North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

    Dynegy Energy Services, reported as a separate segment for the first six months of this year, is included with DMT.

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 7--SEGMENT INFORMATION (CONTINUED)
    Operating segment information for the three- and nine-month periods ended September 30, 2000 and 1999 is presented below.

         DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                   DMT          DMS       ELIMINATION      TOTAL
                                               -----------   ----------   -----------   -----------
                                                                 ($ IN THOUSANDS)
Unaffiliated revenues:
    Domestic.................................  $ 5,353,645   $1,277,412     $     --    $ 6,631,057
    Canadian.................................      573,199      356,764           --        929,963
    European.................................      200,911           --           --        200,911
                                               -----------   ----------     --------    -----------
                                                 6,127,755    1,634,176           --      7,761,931
                                               -----------   ----------     --------    -----------
Intersegment revenues:
    Domestic.................................      163,352      249,749     (413,101)            --
    Canadian.................................       36,858          153      (37,011)            --
    European.................................           --           --           --             --
                                               -----------   ----------     --------    -----------
                                                   200,210      249,902     (450,112)            --
                                               -----------   ----------     --------    -----------
    Total revenues...........................    6,327,965    1,884,078     (450,112)     7,761,931
                                               -----------   ----------     --------    -----------

Operating margin.............................       62,763       59,989           --        122,752

Depreciation and amortization................      (12,261)     (19,990)          --        (32,251)

Interest expense.............................       (6,554)     (14,505)          --        (21,059)

Other income (expense).......................       84,664       (4,601)          --         80,063

Equity earnings, net.........................      103,600        6,176           --        109,776

Income tax provision.........................      (67,414)      (4,917)          --        (72,331)

Net income...................................  $   126,849   $    7,835     $     --    $   134,684

Identifiable assets:
    Domestic.................................  $10,478,034   $1,968,510     $     --    $12,446,544
    Canadian.................................      538,193      183,078           --        721,271
    Europe...................................      392,190           --           --        392,190

Investment in unconsolidated affiliates......      610,735      158,731           --        769,466

Capital expenditures and investment in
  unconsolidated affiliates..................      (99,009)     (30,215)          --       (129,224)

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 7--SEGMENT INFORMATION (CONTINUED)
         DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                    DMT          DMS       ELIMINATION     TOTAL
                                                 ----------   ----------   -----------   ----------
                                                                  ($ IN THOUSANDS)
Unaffiliated revenues:
    Domestic...................................  $2,585,033   $1,400,520     $     --    $3,985,553
    Canadian...................................     324,764       93,400           --       418,164
    European...................................     181,212           --           --       181,212
                                                 ----------   ----------     --------    ----------
                                                  3,091,009    1,493,920           --     4,584,929
                                                 ----------   ----------     --------    ----------
Intersegment revenues:
    Domestic...................................     111,763       50,976     (162,739)           --
    Canadian...................................      21,483       17,483      (38,966)           --
    European...................................          --           --           --            --
                                                 ----------   ----------     --------    ----------
                                                    133,246       68,459     (201,705)           --
                                                 ----------   ----------     --------    ----------
    Total revenues.............................   3,224,255    1,562,379     (201,705)    4,584,929
                                                 ----------   ----------     --------    ----------

Operating margin...............................      75,460       83,354           --       158,814

Depreciation and amortization..................      (9,796)     (23,439)          --       (33,235)

Interest expense...............................     (12,422)      (9,617)          --       (22,039)

Other income (expense).........................         148       (2,459)          --        (2,311)

Equity earnings................................      25,574        6,284           --        31,858

Income tax provision...........................     (14,453)     (10,289)          --       (24,742)

Net income.....................................  $   26,776   $   23,916     $     --    $   50,692

Identifiable assets:
    Domestic...................................  $3,436,313   $2,510,394     $     --    $5,946,707
    Canadian...................................     313,621       39,044           --       352,665
    Europe.....................................     115,088           --           --       115,088

Investment in unconsolidated affiliates........     404,964      165,687           --       570,651

Capital expenditures and investment in
  unconsolidated affiliates....................    (110,288)     (34,124)          --      (144,412)

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 7--SEGMENT INFORMATION (CONTINUED)
       DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                   DMT          DMS       ELIMINATION      TOTAL
                                               -----------   ----------   -----------   -----------
                                                                 ($ IN THOUSANDS)
Unaffiliated revenues:
    Domestic.................................  $11,039,177   $3,680,723    $      --    $14,719,900
    Canadian.................................    1,402,293      799,997           --      2,202,290
    European.................................      999,257           --           --        999,257
                                               -----------   ----------    ---------    -----------
                                                13,440,727    4,480,720           --     17,921,447
                                               -----------   ----------    ---------    -----------

Intersegment revenues:
    Domestic.................................      196,778      676,511     (873,289)            --
    Canadian.................................       86,846        8,705      (95,551)            --
    European.................................           --           --           --             --
                                               -----------   ----------    ---------    -----------
                                                   283,624      685,216     (968,840)            --
                                               -----------   ----------    ---------    -----------
    Total revenues...........................   13,724,351    5,165,936     (968,840)    17,921,447
                                               -----------   ----------    ---------    -----------

Operating margin.............................      277,512      188,356           --        465,868

Depreciation and amortization................      (30,443)     (84,193)          --       (114,636)

Interest expense.............................      (49,892)     (17,602)          --        (67,494)

Other income (expense).......................      131,659      (40,093)          --         91,566

Equity earnings..............................      154,361       17,528           --        171,889

Income tax provision.........................     (131,248)      (5,375)          --       (136,623)

Net income...................................  $   229,383   $   13,192    $      --    $   242,575

Identifiable assets:
    Domestic.................................  $10,478,034   $1,968,510    $      --    $12,446,544
    Canadian.................................      538,193      183,078           --        721,271
    Europe...................................      392,190           --           --        392,190

Investment in unconsolidated affiliates......      610,735      158,731           --        769,466

Capital expenditures and investment in
  unconsolidated affiliates..................     (239,435)     (89,513)          --       (328,948)

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 7--SEGMENT INFORMATION (CONTINUED)
       DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                    DMT          DMS       ELIMINATION     TOTAL
                                                 ----------   ----------   -----------   ----------
                                                                  ($ IN THOUSANDS)
Unaffiliated revenues:
    Domestic...................................  $5,855,757   $3,060,975     $     --    $8,916,732
    Canadian...................................     982,822      203,342           --     1,186,164
    European...................................     687,763           --           --       687,763
                                                 ----------   ----------     --------    ----------
                                                  7,526,342    3,264,317           --    10,790,659
                                                 ----------   ----------     --------    ----------

Intersegment revenues:
    Domestic...................................     238,847      151,639     (390,486)           --
    Canadian...................................      42,766       17,483      (60,249)           --
    European...................................          --           --           --            --
                                                 ----------   ----------     --------    ----------
                                                    281,613      169,122     (450,735)           --
                                                 ----------   ----------     --------    ----------
    Total revenues.............................   7,807,955    3,433,439     (450,735)   10,790,659
                                                 ----------   ----------     --------    ----------

Operating margin...............................     216,374      188,264           --       404,638

Depreciation and amortization..................     (27,180)     (69,093)          --       (96,273)

Interest expense...............................     (30,995)     (28,464)          --       (59,459)

Other income (expense).........................      18,324       (7,146)          --        11,178

Equity earnings................................      48,084       12,061           --        60,145

Income tax provision...........................     (44,122)      (6,766)          --       (50,888)

Net income.....................................  $   74,907   $   31,832     $     --    $  106,739

Identifiable assets:
    Domestic...................................  $3,436,313   $2,510,394     $     --    $5,946,707
    Canadian...................................     313,621       39,044           --       352,665
    Europe.....................................     115,088           --           --       115,088

Investment in unconsolidated affiliates........     404,964      165,687           --       570,651

Capital expenditures and investment in
  unconsolidated affiliates....................    (289,476)     (69,566)          --      (359,042)

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Holdings Inc. included elsewhere herein and with the Dynegy Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

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

    From inception of operations in 1984 until 1990, the Company limited its activities primarily to natural gas marketing. Starting in 1990, business operations began expanding through acquisitions and strategic alliances resulting in the formation of a midstream energy asset business and established energy marketing operations in both Canada and the United Kingdom. The Company initiated domestic electric power marketing operations in February 1994. Effective March 1, 1995, the Company acquired Trident NGL Holding, Inc., a fully integrated natural gas liquids company. On August 31, 1996, Natural Gas Clearinghouse ("NGC") (the predecessor company to Dynegy Inc.) completed a strategic combination with Chevron whereby substantially all of Chevron's mid-stream assets were acquired. Effective July 1, 1997, the Company acquired Destec Energy, Inc., a leading independent power producer and developer. During 1998, the Company changed its name to Dynegy Inc. in order to reflect its evolution from a natural gas marketing company to an energy services company capable of meeting the growing demands and diverse challenges of the dynamic energy market of the 21st Century. In 1999, the Company initiated electric power marketing operations in the United Kingdom and in continental Europe.

    Dynegy Inc. acquired Illinova Corporation ("Illinova") in the first quarter of 2000. As part of the acquisition of Illinova, the former Dynegy, which was renamed Dynegy Holdings Inc., became a wholly owned subsidiary of a new holding company, Dynegy Inc. The assets, liabilities and operations of the former
Dynegy Inc. before the acquisition became the assets, liabilities and operations of Dynegy Holdings Inc. after the acquisition.

    CAPITAL CONTRIBUTION. On September 29, 2000, Dynegy Inc. contributed Dynegy Midwest Generation ("DMG") to Dynegy. The net contribution of approximately
$2.2 billion has been recorded on Dynegy's balance sheet as of September 30, 2000. DMG's results of operations will be included with those of Dynegy's beginning October 1, 2000.

    BUSINESS SEGMENTS. Dynegy's operations are divided into two reportable segments: Dynegy Marketing & Trade ("DMT") and Dynegy Midstream Services ("DMS").

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    - DMT focuses on energy convergence--the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

    - Dynegy's natural gas liquids subsidiary, DMS, includes North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

    Dynegy Energy Services, reported as a separate segment for the first six months of this year, is included with DMT.

    UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION. Dynegy's reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

    - Projected operating or financial results;

    - Pending or recent acquisitions, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;

    - Expectations regarding transaction volume and liquidity in wholesale energy markets in the U.S. and Europe;

    - Beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in the U.S. and Europe;

    - The expected commencement date for commercial operations for new power plants; and

    Any or all of Dynegy's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

    - The timing and extent of changes in commodity prices for energy, particularly natural gas, electricity and natural gas liquids, or communications products or services;

    - The timing and extent of deregulation of energy markets in the U.S. and Europe and the rules and regulations adopted on a transitional basis in such markets;

    - The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, as well as Dynegy's ability to maintain its investment grade credit ratings;

    - The effectiveness of Dynegy's risk management policies and procedures and the ability of Dynegy's trading counterparties to satisfy their financial commitments;

    - The liquidity and competitiveness of wholesale trading markets for energy commodities, including the impact of electronic or online trading in these markets;

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    - Operational factors affecting the start up or ongoing commercial operations of Dynegy's power generation or midstream natural gas facilities, including catastrophic weather related damage, unscheduled outages or repairs, unanticipated changes in fuel costs or availability, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;

    - Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities that may not be covered by indemnity or insurance; and

    - Other U.S. or European regulatory or legislative developments that affect the demand for energy generally, increase the environmental compliance cost for Dynegy's power generation or midstream gas facilities or impose liabilities on the owners of such facilities.

Many of these factors will be important in determining Dynegy's actual future results. Consequently, no forward-looking statement can be guaranteed. Dynegy's actual future results may vary materially from those expressed or implied in any forward-looking statements.

    All of Dynegy's forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, Dynegy disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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

    The Company is exposed to commodity price variability related to its natural gas, natural gas liquids, electricity and coal businesses. In addition, fuel requirements at its power generation and gas processing facilities represent additional commodity price risks to the Company. In order to manage these commodity price risks, Dynegy routinely utilizes certain types of fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

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

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

factors, the Company may, at times, be unable to fully hedge its portfolio for certain market risks. Dynegy monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures.

    The Company employs the mark-to-market method of accounting for a portion of its operations. It accounts for all energy trading activities at fair value as of each balance sheet date and recognizes currently in its results of operations the net gains or losses resulting from the revaluation of these contracts. As a result, substantially all of the operations of the Company's world-wide gas marketing, power marketing, and certain liquids marketing operations are accounted for under a mark-to-market accounting methodology. In certain of these markets, long-term contract commitments may extend beyond the period in which reliable or any market quotations for such contracts are available. The lack of reliable long-term pricing requires the use of mathematical models to value these commitments.

    These mathematical models utilize historical market data to forecast future prices, which are used to value the commitments that reside outside of the liquid market quotations. The application of forecasted pricing curves to contractual commitments may, as with pricing curves derived from quoted market prices, result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Dynegy believes that its mathematical models utilize state-of-the-art technology and pertinent industry data in order to forecast pricing curves. However, there can be no assurance that actual cash returns will not vary materially from those estimated through application of such models.

    Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units to actively manage these risk exposures and to ensure compliance with Dynegy's risk management policies. Risk measurement is also practiced daily against the Dynegy portfolios with Value at Risk, stress testing, and scenario analysis on the commercial profiles.

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

    Dynegy's stated business strategy is to expand ownership or control of merchant generation capacity in select markets across the country. Dynegy believes that merchant generation capacity, which is designed principally to supply power to markets during periods of peak demand, offers the greatest flexibility in executing its strategy of an integrated gas and power marketing and power generation business. This strategy heightens the risk of volatility in periodic returns by increasing the Company's exposure to variability in anticipated demand resulting from:

    - Changing weather patterns;

    - Unexpected delays in industry-wide construction of new capacity;

    - Unforeseen supply constraints or bottlenecks resulting from transmission failures or other factors;

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    - Unforeseen new technologies; and

    - Other similar factors.

    Further, as Dynegy moves forward with the execution of its strategic plan of capturing about a 10 percent share of the wholesale power market, risk of earnings volatility increases through exposure to unanticipated variability in generation capacity dependability factors. As a result of supply contracts routine in the industry, Dynegy's exposure relating to performance by these generating assets resides not only with owned and controlled assets, but also with third-party operated facilities. The volatility of earnings, whether it be favorable or unfavorable, will likely be most profound during periods of peak demand when, and if, regional industry-wide generation of electricity as a percentage of Dynegy's overall portfolio and strategy may substantially alter Dynegy's earnings risk profile over time.

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

    SEGMENT PRICE FLUCTUATION EXPOSURES. DMT's integrated component businesses include: wholesale and retail gas marketing, power and related marketing activities and power generation. Operating margins earned by wholesale gas and power marketing, exclusive of risk-management activities, are relatively insensitive to commodity price fluctuations since most purchase and sales contracts do not contain fixed-price provisions. Generally, prices contained in these contracts are tied to a current spot or index price and, therefore, adjust directionally with changes in overall market conditions. However, market price fluctuations for natural gas and electricity can have a significant impact on the operating margin derived from risk-management activities in these businesses. Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. To the extent a net open position exists, fluctuating commodity market prices can impact Dynegy's financial position or results of operations, either favorably or unfavorably. The net open positions are actively managed, and the impact of changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year. Historically, fuel costs, principally natural gas, represented the primary variable cost impacting the financial performance of the Company's investment in power generating facilities. Operating margins at these facilities were relatively insensitive to commodity price fluctuations since most purchase and sales contracts contained variable power sales contract features tied to a current spot or index natural gas price, allowing revenues to adjust directionally with changes in natural gas prices. However, the Company's investment strategy, which emphasizes growth of merchant generation capacity, is altering the makeup of its generation asset portfolio. The growth of merchant generation capacity as a percentage of total available capacity increases the Company's exposure to commodity price risk. The financial performance and cash flow derived from merchant generation capacity is impacted, either favorably or

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

unfavorably, by changes in and the relationship between the cost of the commodity fueling the facilities and electricity prices.

    Operating margins associated with DMS' natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices and availability of inlet volumes. Commodity price fluctuations may also affect the operating margins derived from the Company's natural gas liquid marketing business. The impact of changes in natural gas liquids prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and liquids products are sold. In addition, certain processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices, which in turn influences the volumes of gas processed. Based upon current levels of natural gas processing activities and industry fundamentals, the estimated impact on annual operating margins of each one-cent movement in the annual average price of natural gas liquids approximates $6 million to $8 million. The availability of inlet volumes directly affects the utilization and profitability of the segment's businesses throughout the Liquids Value Chain. The acquisition of inlet volumes is highly competitive and the availability of such volumes to industry-wide participants is also impacted by price variability. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire midstream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business.

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

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

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

    Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. At September 30, 2000, Dynegy had access to an aggregate $415 million of liquidity available under existing credit facilities and money market lines of credit. Approximately $750 million of shelf availability remains under an outstanding registration statement, which may be used for general corporate purposes. Management believes additional financing arrangements can be obtained at reasonable terms, if required.

    Since January 1, 2000, the Company has successfully disposed of non-strategic, under performing assets and certain qualifying facilities for aggregate net proceeds of approximately $804.4 million. These dispositions were consistent with the Company's stated plan to finance the Illinova merger. The proceeds from these sales were first used to retire indebtedness incurred by Dynegy Inc. in the acquisition of Illinova and then redeployed into new business ventures.

    In a public offering effective March 15, 2000, Dynegy issued $300 million of 8.125% Senior Notes due March 15, 2005. Total proceeds net of underwriting costs were $296.7 million. Interest is payable on the Senior Notes on March 15 and September 15 of each year, beginning September 15, 2000. Proceeds were used to repay existing indebtedness of an affiliate.

    During 2000, the Company entered into new or restructured lease arrangements associated with a natural gas-fired generating facility and certain electricity generating equipment. Under the terms of these arrangements, the Company provided certain residual value guarantees associated with the leased assets while retaining certain rights to the assets. The retained rights include the right to extend the term of the lease arrangement, an option to acquire the leased assets from each of the lessors and the right to participate in the outright sale of the related assets. Aggregate future minimum lease payments under these arrangements total approximately $49 million.

    In addition, the Company achieved necessary approvals to begin construction on its Riverside Power Project, a 500-MW natural gas-fired, simple cycle peaking facility, located in Louisa, Kentucky. A Dynegy subsidiary is designing and constructing the generating facility, as agent for a third party, and Dynegy is obligated to guarantee approximately 90 percent of the actual cost of the Riverside facility from that third party for an initial term of five years. Under certain circumstances, the Company maintains an option to purchase the facility from the third party and it may participate in the outright sale of the asset.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

OTHER MATTERS

    INDEPENDENT SYSTEMS OPERATORS UPDATE. The Federal Energy Regulatory Commission ("FERC") has recently issued a proposed order related to the California electricity markets. The proposed order includes the following:

    - No abuse of California electric market power was found during the FERC's analysis;

    - Generators' revenues prior to October 2, 2000 are not subject to refund;

    - Flaws were identified in California's market structure;

    - A maximum $150 MWh "soft" price cap was proposed;

    - Mandatory PX buy/sell requirements were eliminated; and

    - An independent board oversite of the market was proposed.

Management does not believe that the provisions contained in the proposed order will materially effect its operations in California.

    CAPITAL ASSET PROGRAM. The Company is engaged in a continuous capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire in excess of twenty-three state-of-the-art gas-fired turbines, representing a capital commitment of approximately $700 million. Delivery of the manufactured turbines is occurring ratably through 2003. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The capital asset program is subject to periodic review and revision, and the actual number of projects and aggregate cost for such projects will be dependent on various factors including available capital resources, market conditions, legislative actions, load growth, changes in materials, supplies and labor costs and the identification of partners in order to spread investment risk.

    QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. The Company is exposed to certain market risks inherent in the Company's financial instruments, which arise from transactions entered into in the normal course of business. The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas, natural gas liquids, electricity and coal businesses in order to minimize the risk of market fluctuations. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures. The absolute notional contract amounts associated with commodity risk-management,

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

interest rate and forward exchange contracts at September 30, 2000 and December 31, 1999, respectively, were as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                              (ABSOLUTE NOTIONAL AMOUNTS)
Natural Gas (Trillion Cubic Feet)...........................       7.890           5.702
Electricity (Million Megawatt Hours)........................     359.818          42.949
Natural Gas Liquids (Million Barrels).......................      34.150          19.902
Crude Oil (Million Barrels).................................          --          35.554
Interest Rate Swaps (in thousands of U.S. Dollars)..........    $     --        $ 36,524
Weighted Average Fixed Interest Rate Paid on Swaps..........          --           8.210
U.K. Pound Sterling (in thousands of U.S. Dollars)..........    $ 11,000        $ 85,812
Average U.K. Pound Sterling Contract Rate (in U.S.
  Dollars)..................................................    $ 1.4667        $ 1.6191
Canadian Dollar (in thousands of U.S. Dollars)..............    $509,850        $288,898
Average Canadian Dollar Contract Rate (in U.S. Dollars).....    $ 0.6811        $ 0.6775

    Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics TM approach assuming a one-day holding period and a 95 percent confidence level. At September 30, 2000, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $10.8 million and the average of such value during the nine-month period ended September 30, 2000 was estimated at $11.4 million.

    CONCLUSION. The Company believes that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities.

RESULTS OF OPERATIONS

    Provided below is a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and nine-month periods ended September 30, 2000 and 1999, respectively.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    For the quarter ended September 30, 2000, Dynegy realized net income of $134.7 million, compared with third quarter 1999 net income of $50.7 million. Third quarter 2000 recurring net income was $76.2 million, compared to third quarter 1999 recurring net income of $50.7 million. The third quarter 2000 amount includes a one-time pre-tax gain of $83.3 million ($58.5 million after-tax) on the disposition of Dynegy's non-operating equity interest in Accord Energy Ltd. ("Accord"), a U.K. gas marketing joint venture. Third quarter 2000 results were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The quarter benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. This quarter's results also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from improved commodity prices, higher worldwide demand, a larger contribution of fee-based services and lower expenses.

    Consolidated operating margin for the current quarter totaled
$122.8 million compared to $158.8 million for the same 1999 period. DMT contributed $62.8 million to third quarter 2000 consolidated operating margin compared to $75.5 million in the third quarter of 1999. The decrease in DMT's operating margin is partially due to a loss incurred by Dynegy's European operations as a result of volatile power and gas prices combined with reduced liquidity in the U.K. commodity markets, the deferment of the New Electricity Trading Agreements (N.E.T.A.) in the U.K. and start-up costs associated with the Company's European expansion. Additionally, third quarter 1999 included operating margin from a certain subsidiary which was wholly owned at such time. DMT subsequently sold a considerable portion of the subsidiary and now has an equity interest, thus results are included in equity in earnings of unconsolidated subsidiaries in the third quarter of 2000. Further, the sale of the qualifying facilities in the first quarter of 2000 contributed to the decrease in operating margin. DMS contributed $60.0 million in third quarter 2000 operating margin compared to $83.4 million in the third quarter 1999. After eliminating the effect of non-strategic upstream asset sales, the increase in DMS operating margin was 18 percent.

    Operating income was influenced by the same factors which impacted operating margin. This was offset by a decrease in general and administrative expense due to decreases in variable compensation costs.

    Incremental to Dynegy's consolidated results was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $109.8 million and $31.9 million to pre-tax quarterly earnings in the 2000 and 1999 periods, respectively. Variances period-to-period in these results reflect the impact of weather-driven demand and changes in commodity prices, particularly as these changes impacted DMT investments. The following table provides a summary of equity earnings by investment for the comparable periods.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                 EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                              FOR THE THREE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
DYNEGY MARKETING AND TRADE:
  Accord....................................................  $  1,250     $ 6,020
  Power Generation Equity Investments (in aggregate)........   105,698      22,033
  Retail (in aggregate).....................................    (3,348)     (2,477)
  Other, net................................................        --          (2)
                                                              --------     -------
    TOTAL DYNEGY MARKETING AND TRADE........................  $103,600     $25,574
                                                              --------     -------

DYNEGY MIDSTREAM SERVICES:
  Gulf Coast Fractionators..................................  $  1,206     $   939
  West Texas LPG Pipeline Limited Partnership...............     1,561       1,805
  Venice Energy Services Company, L.L.C.....................     2,280       3,306
  Other, net................................................     1,129         234
                                                              --------     -------
    TOTAL DYNEGY MIDSTREAM SERVICES.........................     6,176       6,284
                                                              --------     -------
                                                              $109,776     $31,858
                                                              ========     =======

    Interest expense totaled $21.1 million for the quarter ended September 30, 2000, compared to $22.0 million for the equivalent 1999 period. Accumulated distributions associated with trust preferred securities and preferred stock of wholly owned subsidiaries totaled $4.2 million for each of the quarters ended September 30, 2000 and 1999.

    Other income and expenses, net totaled $80.1 million in income in the quarter ended September 30, 2000 compared with expense of $2.3 million in the 1999 period. The third quarter 2000 amount includes a one-time pre-tax gain of $83.3 million on the disposition of Dynegy's non-operating equity interest in Accord. The 1999 and remaining 2000 amounts consisted of interest income, minority interests in consolidated subsidiaries and certain other income and expense items.

    The Company reported an income tax provision of $72.3 million for the three month period ended September 30, 2000, compared to an income tax provision of $24.7 million for the 1999 period. The effective rates approximated 35 and 33 percent in 2000 and 1999, respectively. In 1999, the difference from the aforementioned effective rates and the statutory rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles and permanent differences from the effect of certain foreign equity investments and state income taxes.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    For the nine-month period ended September 30, 2000, Dynegy realized net income of $242.6 million, compared with net income in the corresponding period in 1999 of $106.7 million. For the nine-month period ended September 30, 2000, Dynegy had recurring net income of $188.5 million compared to $101.0 million for the same period in 1999. Recurring 2000 results exclude the after-tax

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

gain on the disposition of a non-operating interest in Accord, the net after-tax effect of the sale of certain qualifying generation facilities and the after-tax effect of non-recurring charges incurred in the first quarter of the year. Recurring 1999 results exclude the after-tax effect of the sale of an investment. The results for the nine months ended September 30, 2000 were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The 2000 period benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its geographically diverse asset portfolio with strong marketing, structured origination activity and term sales. Results for the nine-month period ended September 30, 2000 also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher worldwide demand, a larger contribution of fee-based services and lower expenses.

    Consolidated operating margin for the nine months ended September 30, 2000 totaled $465.9 million compared to $404.6 million for the same 1999 period. DMT contributed $277.5 million to consolidated operating margin for the nine-month period ended September 30, 2000 compared to $216.4 million reported in the same period in 1999, an increase of 28 percent. DMS contributed $188.4 million in operating margin in the nine-month period ended September 30, 2000 compared to $188.3 million in the same period in 1999. After eliminating the effect of non-strategic upstream asset sales, the increase in DMS operating margin was 40 percent.

    Operating income increased $37.5 million period-to-period, reflecting the higher operating results from the convergence businesses. Improved operating results were partially offset by higher depreciation and amortization. Increases in depreciation and amortization expense in the nine-month period ended September 30, 2000 reflect impairment of certain natural gas liquids processing assets, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure.

    Incremental to Dynegy's consolidated results was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $171.9 million and $60.1 million to pre-tax earnings in the 2000 and 1999 periods, respectively. Variances period-to-period reflect the positive impact of the same market and demand issues that impacted results in the three-month period ended September 30, 2000, for both DMT and DMS investments. The following table provides a summary of equity earnings by investment for the comparable periods.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                 EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                              FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER
                                                                      30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
DYNEGY MARKETING AND TRADE:
    Accord..................................................  $  8,750   $15,020
    Power Generation Equity Investments (in aggregate)......   142,940    38,198
    Retail (in aggregate)...................................     2,671    (5,565)
    Other, net..............................................        --       431
                                                              --------   -------
        TOTAL DYNEGY MARKETING AND TRADE....................  $154,361   $48,084
                                                              --------   -------

DYNEGY MIDSTREAM SERVICES:
    Gulf Coast Fractionators................................  $  2,633   $ 2,063
    West Texas LPG Pipeline Limited Partnership.............     4,449     3,946
    Venice Energy Services Company, L.L.C...................     6,972     4,875
    Other, net..............................................     3,474     1,177
                                                              --------   -------
        TOTAL DYNEGY MIDSTREAM SERVICES.....................  $ 17,528   $12,061
                                                              --------   -------
                                                              $171,889   $60,145
                                                              ========   =======

    Interest expense totaled $67.5 million for the nine-months ended
September 30, 2000, compared to $59.5 million for the equivalent 1999 period. The variance is attributable to the higher principal balances resulting from indebtedness incurred to finance strategic growth and higher interest rates on variable rate borrowings in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities and preferred stock of wholly owned subsidiaries totaled
$12.5 million for each of the nine-month periods ended September 30, 2000 and 1999.

    Other income and expenses, net totaled $91.6 million in income in the nine-month period ended September 30, 2000 compared with income of $11.2 million in the 1999 period. The components of other income and expense generally include the pre-tax non-recurring items previously discussed elsewhere herein, interest income, minority interest in consolidated subsidiaries and other similar income and expense items. Additionally, the 2000 period includes the non-recurring gain on the disposition of Accord, the sale of certain qualifying generation facilities and certain merger and impairment charges. The 1999 period also includes a gain on the sale of an investment.

    The Company reported an income tax provision of $136.6 million for the nine-month period ended September 30, 2000, compared to an income tax provision of $50.9 million for the 1999 period. The effective rates approximated 36 and 32 percent in 2000 and 1999, respectively. The difference from the statutory rate of 35 percent for the 1999 period results principally from permanent differences arising from the amortization of certain intangibles and permanent differences from the effect of certain foreign equity investments and state income taxes.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                           DYNEGY MARKETING AND TRADE
                                ($ IN THOUSANDS)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   --------------------
                                                        2000       1999       2000        1999
                                                      --------   --------   ---------   --------
Operating Margin....................................  $ 62,763   $ 75,460   $ 277,512   $216,374

Equity Investments..................................   103,600     25,574     154,361     48,084
                                                      --------   --------   ---------   --------
        SUBTOTAL--FINANCIAL CONTRIBUTION............   166,363    101,034     431,873    264,458

    Depreciation and Amortization...................   (12,261)    (9,796)    (30,443)   (27,180)
    General and Administrative Expenses.............   (33,513)   (35,656)   (110,279)   (97,581)
    Other Items(1)(2)...............................    84,664        148     131,659     18,324
                                                      --------   --------   ---------   --------
        EARNINGS BEFORE INTEREST AND TAXES..........   205,253     55,730     422,810    158,021

    Interest Expense................................   (10,990)   (14,501)    (62,179)   (38,992)
                                                      --------   --------   ---------   --------
        PRETAX EARNINGS.............................   194,263     41,229     360,631    119,029
    Income Tax Provision............................   (67,414)   (14,453)   (131,248)   (44,122)
                                                      --------   --------   ---------   --------
NET INCOME..........................................  $126,849   $ 26,776   $ 229,383   $ 74,907

RECURRING NET INCOME(3).............................  $ 68,372   $ 26,776   $ 140,224   $ 69,142
                                                      --------   --------   ---------   --------

OPERATING STATISTICS:
    Natural Gas Marketing (Bcf/d)--
        Domestic Gas Marketing Volumes..............       7.6        6.1         7.3        6.4
        Canadian Gas Marketing Volumes..............       2.2        2.4         2.2        2.2
        United Kingdom Gas Marketing Volumes........       1.1        1.0         1.4        1.2
                                                      --------   --------   ---------   --------
                                                          10.9        9.5        10.9        9.8
                                                      --------   --------   ---------   --------
Electric Power Marketing--Million Megawatt Hours
  Sold..............................................      40.0       22.7        74.1       50.5

------------------------

(1) Three- and nine-months ended September 30, 2000 results include a one-time pre-tax gain of $83.3 million ($58.5 million after-tax) on the disposition of Dynegy's non-operating equity interest in Accord Energy Ltd., a U.K. gas marketing joint venture. The nine-months ended September 30, 2000 results also include a reasonable allocation of a pre-tax non-recurring gain on the sale of certain qualifying generation facilities of $52 million
    ($33.8 million after-tax) and certain non-recurring charges which were incurred during the first quarter of 2000.

(2) Nine-months ended September 30, 1999 results include a pre-tax $8.9 million ($5.8 million after-tax) non-recurring gain on the sale of an investment.

(3) Recurring net income reflects the allocation of the items described in (1) and (2) above.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Dynegy Marketing and Trade reported recurring segment net income of
$68.4 million for the three-month period ended September 30, 2000, compared with recurring net income of $26.8 million in the 1999 quarter. The third quarter 2000 recurring net income excludes the $58.5 million after-tax gain on the disposition of Dynegy's non-operating equity interest in Accord. Recurring results of operations period-to period were influenced by:

    - Successful execution of the Merchant Leverage Effect strategy, and

    - Improved returns from worldwide power and gas marketing and trading operations, offset by

    - A quarterly loss incurred by Dynegy's European operations as a result of volatile power and gas prices combined with reduced liquidity in the U.K. commodity markets, the deferment of the New Electricity Trading Arrangements (N.E.T.A) in the U.K. and start-up costs associated with the Company's European expansion.

    Total megawatt hours sold during the third quarter of 2000 aggregated
40.0 million megawatt hours compared to 22.7 million megawatt hours during the 1999 period. The increase in trading volumes was due to more favorable market conditions and expanding operations.

    Total natural gas volumes sold increased to 10.9 billion cubic feet per day from 9.5 billion cubic feet per day during last year's third quarter, principally as a result of increased volumes sold to the retail alliances and to gas-fired generation facilities in the U.S.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Dynegy Marketing and Trade reported recurring segment net income of $140.2 million for the nine-month period ended September 30, 2000, compared with recurring net income of $69.1 million for the nine-month period ended
September 30, 1999. Included in earnings for the nine months ended
September 30, 2000 are non-recurring items including an after-tax gain of $58.5 million relating to the disposition of Dynegy's non-operating equity interest in Accord, a reasonable allocation of after-tax gain of $33.8 million relating to the sale of certain qualifying facilities and an after-tax charge of $2.1 million related to merger costs. Included in earnings for the nine months ended September 30, 1999 is a non-recurring after-tax gain of $5.8 million related to the sale of an investment. Recurring results of operations period-to-period were influenced by the same factors impacting the aforementioned quarterly results.

    Total megawatt hours sold during the nine months ended September 30, 2000 aggregated 74.1 million megawatt hours compared to 50.5 million megawatt hours during the 1999 period. Total natural gas volumes sold increased to
10.9 billion cubic feet per day from 9.8 billion cubic feet per day during last year's nine-month period ended September 30, 1999.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                           DYNEGY MIDSTREAM SERVICES
               ($ IN THOUSANDS, EXCEPT AVERAGE COMMODITY PRICES)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Operating Margin.....................................  $ 59,989   $ 83,354   $188,356   $188,264

Equity Investments...................................     6,176      6,284     17,528     12,061
                                                       --------   --------   --------   --------
        SUBTOTAL--FINANCIAL CONTRIBUTION.............    66,165     89,638    205,884    200,325

    Depreciation and Amortization(1).................   (19,990)   (23,439)   (84,193)   (69,093)
    General and Administrative Expenses..............   (14,595)   (17,839)   (45,219)   (52,547)
    Other Items(1)...................................    (4,601)    (2,459)   (40,093)    (7,146)
                                                       --------   --------   --------   --------
        EARNINGS BEFORE INTEREST AND TAXES...........    26,979     45,901     36,379     71,539

    Interest Expense.................................   (14,227)   (11,696)   (17,812)   (32,941)
                                                       --------   --------   --------   --------
        PRETAX EARNINGS..............................    12,752     34,205     18,567     38,598
    Income Tax (Provision) Benefit...................    (4,917)   (10,289)    (5,375)    (6,766)
                                                       --------   --------   --------   --------
NET INCOME...........................................  $  7,835   $ 23,916   $ 13,192   $ 31,832

RECURRING NET INCOME(2)..............................  $  7,835   $ 23,916   $ 48,274   $ 31,832
                                                       --------   --------   --------   --------

OPERATING STATISTICS:
    Natural Gas Liquids Processed (MBbls/d--Gross)
        Field Plants.................................      55.1       83.6       62.4       86.4
        Straddle Plants..............................      34.2       45.7       37.4       35.9
                                                       --------   --------   --------   --------
Total Natural Gas Liquids Processed..................      89.3      129.3       99.8      122.3
                                                       --------   --------   --------   --------

Barrels Received for Fractionation (MBbls/d).........     253.1      230.8      240.3      205.9

Natural Gas Liquids Sold (MBbls/d)...................     520.8      499.0      562.3      510.6
Average Commodity Prices:
    Henry Hub Natural Gas (First of Month)
      ($/MMBtu)......................................  $   4.26   $   2.60   $   3.41   $   2.17
    Crude Oil--Cushing ($/Bbl).......................     30.52      19.68      27.29      15.06
    Average Mont Belvieu NGL Price ($/Gal)...........      0.56       0.40       0.53       0.31

------------------------

(1) Nine-month ended September 30, 2000 results include certain merger and impairment charges which were incurred during the first quarter of 2000.

(2) Recurring net income reflects the allocation of the items described in (1) above.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Dynegy Midstream Services reported recurring net income of $7.8 million in the third quarter of 2000 compared with recurring net income of $23.9 million in the same 1999 quarter. Recurring results of operations period-to-period were influenced by:

    - The sale of approximately one-third of Dynegy's upstream natural gas processing assets;

    - A flat commodity pricing environment during the 2000 quarter that reduced marketing and trading opportunities in that period compared with a more volatile commodity price environment which was prevalent in the 1999 quarter;

    - Lower operating costs;

    - Lower depreciation costs due to the sale of certain non-strategic processing plants; and

    - Lower general and administrative expenses.

    Aggregate domestic natural gas liquids processing volumes totaled
89.3 thousand gross barrels per day in the third quarter of 2000 compared to a restated average of 101.6 thousand gross barrels per day during the same period in 1999. The restated volumes reflect the sale of the Ark-La-Tex assets in fourth quarter 1999 and the Mid-Continent assets in March 2000. Fractionation volumes increased principally as a result of increase gas plant production from certain pipelines in West Texas.

    The crude marketing business, which was sold April 1, 2000, contributed $3.0 million in the third quarter 1999.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Dynegy Midstream Services reported recurring net income of $48.3 million in the nine-month period ended September 30, 2000 compared with recurring net income of $31.8 million in the same 1999 period. Included in earnings in the 2000 period is an aggregate non-recurring after-tax charge of $35.1 million relating to the sale and impairment of certain assets and businesses and allocated merger costs. On a pre-tax basis, $25 million of this charge is included in depreciation expense and $29 million is included in other items. Recurring results of operations period-to-period were influenced by the same factors impacting quarterly results except natural gas liquids commodity prices in 2000 were generally improved over 1999 levels.

    Average domestic natural gas liquids processing volumes totaled
99.8 thousand gross barrels per day in the nine-month period ended
September 30, 2000 compared to a restated average of 97.3 thousand gross barrels per day during the corresponding period in 1999. The restated volumes reflect the sale of the previously mentioned assets. Fractionation volumes increased principally as a result of the aforementioned improved relationship between natural gas and natural gas liquids prices in the first six months of 2000, which induced increased straddle production period-to-period resulting in greater volumes available for fractionation, and the increased gas plant production from certain pipelines in West Texas in the third quarter of 2000.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

OPERATING CASH FLOW

    Cash flow from operating activities totaled $114.2 million for the nine-month period ended September 30, 2000, compared to $96.8 million reported in the same 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein, which affected changes in trade accounts receivable and payable. Changes in other working capital accounts which include prepayments and other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

    Investing activities in the 2000 period included $238.7 million in capital expenditures principally related to construction of power generation assets and investment associated with technology infrastructure. The non-strategic assets disposed of in 2000 principally related to the sale of certain qualifying facilities and liquids assets for which the Company received cash inflows of approximately $804.4 million in the nine months ended September 30, 2000. Also during the 2000 year-to-date period, Dynegy made investments in unconsolidated affiliates of $90.3 million.

    During the nine months ended September 30, 1999, the Company spent a net $279.9 million principally on power generation assets, including an interest in a power generation partnership, and additional expenditures related to betterments of existing facilities and capital investment associated with technology infrastructure improvements. Additionally, during the 1999 period, the Company received proceeds of $16.7 million principally related to the sale of an investment and made investments in unconsolidated affiliates of $79.2 million.

FINANCING ACTIVITIES

    In a public offering effective March 15, 2000, Dynegy issued $300 million of 8.125% Senior Notes due March 15, 2005. Total proceeds net of underwriting costs were $296.7 million. Interest is payable on the Senior Notes on March 15 and September 15 of each year, beginning September 15, 2000. Proceeds were used to repay existing indebtedness of an affiliate.

                              DYNEGY HOLDINGS INC.

                          PART II.  OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec (acquired by Dynegy in 1997). The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. While the Ninth Circuit has not yet scheduled this appeal for oral argument, it is estimated that oral argument will occur around February 2001.

    Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and tortious interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. Dynegy believes the allegations made by MID are meritless and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    The Company is subject to various legal proceeding and claims that arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company has assumed liability for various claims, assessments and litigation in connection with some of its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

    Exhibit 27--Financial Data Schedule

(b) The following reports on Form 8-K were filed during the quarter:

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DYNEGY HOLDINGS INC.

Date: November 14, 2000                                By:          /s/ BRADLEY P. FARNSWORTH
                                                            -----------------------------------------
                                                                     Bradley P. Farrnsworth,
                                                               SENIOR VICE PRESIDENT AND CONTROLLER
                                                              (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                                                       ACCOUNTING OFFICER)