Form 10-Q/A
period 2000-03-31
DYNEGY HOLDINGS INC
filed 2000-11-27
CIK 1105055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 1-11156

                            ------------------------

                              DYNEGY HOLDINGS INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3248415
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

 1000 LOUISIANA, SUITE 5800 HOUSTON,                          77002
                 TEXAS                                      (Zip Code)
    (Address of principal executive
               offices)

                                 (713) 507-6400
              (Registrant's telephone number, including area code)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DYNEGY HOLDINGS INC.
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I.  FINANCIAL INFORMATION

  Item 1.               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                        Condensed Consolidated Balance Sheets:

                        March 31, 2000 and December 31, 1999........................      3

                        Condensed Consolidated Statements of Operations:

                        For the three months ended March 31, 2000 and 1999..........      4

                        Condensed Consolidated Statements of Cash Flows:

                        For the three months ended March 31, 2000 and 1999..........      5

                        Notes to Condensed Consolidated Financial Statements........      6

  Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      12
                         AND RESULTS OF OPERATIONS..................................

PART II.  OTHER INFORMATION

  Item 1.               Legal Proceedings...........................................     27

  Item 6.               Exhibits and Reports on Form 8-K............................     28

                              DYNEGY HOLDINGS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $       --     $   45,230
Accounts receivable, net....................................   1,916,995      1,992,450
Accounts receivable, related parties........................      60,454         48,966
Inventories.................................................      79,064        271,884
Assets from risk management activities......................     882,035        379,833
Prepayments and other assets................................      80,795         66,717
                                                              ----------     ----------
                                                               3,019,343      2,805,080
                                                              ----------     ----------
PROPERTY, PLANT AND EQUIPMENT...............................   2,058,594      2,575,100
Less: accumulated depreciation..............................    (427,074)      (557,219)
                                                              ----------     ----------
                                                               1,631,520      2,017,881
                                                              ----------     ----------
OTHER ASSETS:
Investments in unconsolidated affiliates....................     584,363        627,335
Accounts receivable, affiliates.............................     845,723             --
Assets from risk management activities......................     562,584        452,913
Other assets................................................     504,593        621,962
                                                              ----------     ----------
                                                              $7,148,126     $6,525,171
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $1,550,588     $1,667,199
Accounts payable, related parties...........................     177,099        161,500
Accrued liabilities.........................................     228,120        184,013
Liabilities from risk-management activities.................     717,772        334,080
Notes payable and current portion of long-term debt.........     342,678        191,731
                                                              ----------     ----------
                                                               3,016,257      2,538,523
LONG-TERM DEBT..............................................   1,282,322      1,299,333
OTHER LIABILITIES:
Non-recourse debt...........................................          --         34,593
Liabilities from risk management activities.................     473,242        321,252
Deferred income taxes.......................................     354,241        335,190
Other long-term liabilities.................................     455,090        486,798
                                                              ----------     ----------
                                                               5,581,152      5,015,689
                                                              ----------     ----------
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY
  TRUST.....................................................     200,000        200,000
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
  authorized; 8,000,000 shares designated as Series A
  Participating Preferred Stock, 7,815,363 shares issued and
  outstanding at December 31, 1999..........................          --         75,418
Common stock, $0.01 par value, 400,000,000 shares
  authorized; 157,499,001 shares issued and outstanding at
  December 31, 1999.........................................          --          1,575
Additional paid-in capital..................................          --        973,000
Cumulative translation adjustment...........................      (1,440)            --
Retained earnings...........................................     336,006        277,074
Less: treasury stock, at cost; 1,200,700 shares at
  December 31, 1999.........................................          --        (17,585)
Stockholder's equity........................................   1,032,408             --
                                                              ----------     ----------
                                                               1,366,974      1,309,482
                                                              ----------     ----------
                                                              $7,148,126     $6,525,171
                                                              ==========     ==========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Revenues....................................................  $4,820,905   $3,044,973
Cost of sales...............................................   4,616,538    2,924,896
                                                              ----------   ----------
  Operating margin..........................................     204,367      120,077
Depreciation and amortization...............................      53,690       31,288
General and administrative expenses.........................      57,841       49,542
                                                              ----------   ----------
  Operating income..........................................      92,836       39,247

Equity in earnings of unconsolidated affiliates.............       9,202       15,063
Other income................................................      56,991       13,918
Interest expense............................................     (21,970)     (19,234)
Other expenses..............................................     (38,962)      (4,153)
Minority interest in income of a subsidiary.................      (4,158)      (4,158)
                                                              ----------   ----------
Income before income taxes..................................      93,939       40,683
Income tax provision........................................      35,007       12,612
                                                              ----------   ----------
NET INCOME..................................................  $   58,932   $   28,071
                                                              ==========   ==========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................  $  58,932   $  28,071
Items not affecting cash flows from operating activities:
  Depreciation and amortization.............................     54,180      29,316
  Equity in earnings of affiliates, net of cash
    distributions...........................................     (6,114)     (9,593)
  Risk management activities................................    (76,192)     (8,424)
  Deferred income taxes.....................................     35,007      14,568
  Other.....................................................    (27,038)     (2,519)
Changes in assets and liabilities resulting from operating
  activities:
  Accounts receivable.......................................    (37,681)    189,963
  Inventories...............................................    165,060      35,314
  Prepayments and other assets..............................    (11,892)     28,494
  Accounts payable..........................................    (18,883)   (288,038)
  Accrued liabilities.......................................     17,372     (20,852)
Other, net..................................................    (74,330)     (8,059)
                                                              ---------   ---------

Net cash provided by (used in) operating activities.........     78,421     (11,759)
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (121,594)    (99,918)
Investment in unconsolidated affiliates, net................     (5,806)     (1,418)
Proceeds from asset sales...................................    667,111      16,650
Other, net..................................................         --     (39,060)
                                                              ---------   ---------

Net cash provided by (used in) investing activities.........    539,711    (123,746)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings..........................    296,697          --
Repayments of long-term borrowings..........................         --      (6,319)
Net proceeds from commercial paper and money market lines of
  credit....................................................   (111,471)    127,072
Affiliate transactions......................................   (845,723)         --
Other, net..................................................     (2,865)     (1,531)
                                                              ---------   ---------

Net cash (used in) provided by financing activities.........   (663,362)    119,222
                                                              ---------   ---------

Net change in cash and cash equivalents.....................    (45,230)    (16,283)
Cash and cash equivalents, beginning of period..............     45,230      28,367
                                                              ---------   ---------

Cash and cash equivalents, end of period....................  $      --   $  12,084
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

    The financial statements for the three-month period ended March 31, 2000 have been restated for certain matters related to the consolidation process. Previously reported net income was $64.4 million for the three-month period ended March 31, 2000. In order to preserve the nature and character of the disclosures as of May 15, 2000, the date on which the Form 10-Q for the interim period ended March 31, 2000 was originally filed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect effects of the restatement.

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

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

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

NOTE 4--UNCONSOLIDATED AFFILIATES

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

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

NOTE 4--UNCONSOLIDATED AFFILIATES (CONTINUED)
Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table below:

                                                     THREE-MONTHS ENDED MARCH 31,
                                               -----------------------------------------
                                                      2000                  1999
                                               -------------------   -------------------
                                                           EQUITY                EQUITY
                                                TOTAL      SHARE      TOTAL      SHARE
                                               --------   --------   --------   --------
                                                           ($ IN THOUSANDS)
Revenues(1)..................................  $392,389   $128,654   $237,304   $93,670
                                               ========   ========   ========   =======

Operating margin(1)..........................  $ 89,320   $ 30,210   $ 85,762   $34,098
                                               ========   ========   ========   =======

Net income(1)................................  $ 27,175   $  3,356   $ 23,733   $10,247
                                               ========   ========   ========   =======

------------------------

(1) The interim financial data for both periods presented is exclusive of amounts attributable to the Company's investment in Accord as such information was unavailable.

NOTE 5--COMMITMENTS AND CONTINGENCIES

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

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

NOTE 5--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On July 30, 1999, The Dow Chemical Company ("Dow") filed a lawsuit in the United States District Court for the District of Delaware against Dynegy Power Corporation ("DPC"), a wholly-owned subsidiary of the Company. Dow sought contribution from DPC in connection with claims against Dow asserted by The AES Corporation ("AES") in a lawsuit filed on November 30, 1998 in the United States District Court for the Southern District of Texas. AES asserts various federal and Texas securities laws claims, and Texas claims for fraud and civil conspiracy, arising out of AES' September 1997 purchase of stock of Destec Engineering, a subsidiary of DPC (at that time Destec Power Corp). Specifically, AES alleges that Destec Power made certain misrepresentations about the expected profits that Destec Engineering would earn in connection with the construction of the Elsta power plant in The Netherlands, and the anticipated completion date of the Elsta plant. AES alleges that Dow is liable because it "controlled" or had the power to control the management of Destec Power. AES's original complaint did not assert any claims against Destec Power or any other Dynegy entity. Dow is vigorously defending against AES' claims. In response to a motion to transfer filed by Dow, the United States District Court for the Southern District of Texas transferred the suit to the United States District Court for Delaware. Following transfer of the litigation, AES added DPC as a defendant, asserting claims similar to the claims asserted against Dow. Dow subsequently dismissed the suit against DPC without prejudice. AES and DPC have reached a settlement of AES's claims against DPC, which was approved by the District Court on April 20, 2000. The order approving the settlement also contains a bar against any claim for contribution that might otherwise be asserted by Dow against DPC. The settlement dismisses AES's suit against DPC with prejudice. The settlement had no impact on Dynegy's results of operations or financial position.

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

NOTE 6--SEGMENT INFORMATION

    Dynegy's operations are divided into three reportable segments: Dynegy Marketing & Trade ("DMT"), Dynegy Midstream Services ("DMS") and Dynegy Energy Services ("DES").

    - Dynegy Marketing and Trade focuses on energy convergence--the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

    - Dynegy's natural gas liquids subsidiary, Dynegy Midstream Services, includes North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

    - Dynegy Energy Services markets energy products and services to the retail sector through direct marketing and strategic alliances with leading utility companies.

    Operating segment information for the three-month periods ended March 31, 2000 and 1999 is presented below.

                              DYNEGY HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

    DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 2000

                                                 DMT          DMS         DES      ELIMINATION     TOTAL
                                              ----------   ----------   --------   -----------   ----------
Unaffiliated revenues:
  Domestic..................................  $2,568,381   $1,264,364   $    46     $      --    $3,832,791
  Canadian..................................     373,466      183,509        --            --       556,975
  European..................................     431,139           --        --            --       431,139
                                              ----------   ----------   -------     ---------    ----------
                                               3,372,986    1,447,873        46            --     4,820,905
                                              ----------   ----------   -------     ---------    ----------
Intersegment revenues:
  Domestic..................................      17,042       52,332        --       (69,374)           --
  Canadian..................................      34,511        8,205        --       (42,716)           --
  European..................................          --           --        --            --            --
                                              ----------   ----------   -------     ---------    ----------
                                                  51,553       60,537        --      (112,090)           --
                                              ----------   ----------   -------     ---------    ----------
  Total revenues............................   3,424,539    1,508,410        46      (112,090)    4,820,905
                                              ----------   ----------   -------     ---------    ----------

Operating margin............................     130,264       74,079        24            --       204,367

Depreciation and amortization...............      (8,109)     (45,354)     (227)           --       (53,690)

Interest expense............................     (14,971)      (6,278)     (721)           --       (21,970)

Other income (expense)......................      52,405      (34,339)      (37)           --        18,029

Equity earnings (losses)....................      (2,842)       6,274     5,770            --         9,202

Income tax (provision) benefit..............     (45,514)      11,302      (795)           --       (35,007)

Net income (loss)...........................      68,695      (10,904)    1,141            --        58,932
Identifiable assets:
  Domestic..................................  $4,557,615   $1,897,570   $21,165     $      --    $6,476,350
  Canadian..................................     317,927      121,210        --            --       439,137
  European..................................     232,639           --        --            --       232,639

Investment in unconsolidated affiliates.....     405,580      173,710     5,073            --       584,363

Capital expenditures and investment in
  unconsolidated affiliates, net............    (110,309)     (17,091)       --            --      (127,400)

                              DYNEGY HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

    DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 1999

                                                 DMT          DMS         DES      ELIMINATION     TOTAL
                                              ----------   ----------   --------   -----------   ----------
Unaffiliated revenues:
  Domestic..................................  $1,630,795   $  698,579   $    --     $      --    $2,329,374
  Canadian..................................     321,013       43,560        --            --       364,573
  European..................................     351,026           --        --            --       351,026
                                              ----------   ----------   -------     ---------    ----------
                                               2,302,834      742,139        --            --     3,044,973
                                              ----------   ----------   -------     ---------    ----------
Intersegment revenues:
  Domestic..................................      51,752       42,253        --       (94,005)           --
  Canadian..................................      11,293           --        --       (11,293)           --
  European..................................          --           --        --            --            --
                                              ----------   ----------   -------     ---------    ----------
                                                  63,045       42,253        --      (105,298)           --
                                              ----------   ----------   -------     ---------    ----------
  Total revenues............................   2,365,879      784,392        --      (105,298)    3,044,973
                                              ----------   ----------   -------     ---------    ----------

Operating margin............................      70,106       49,971        --            --       120,077

Depreciation and amortization...............      (8,561)     (22,727)       --            --       (31,288)

Interest expense............................      (9,569)      (9,665)       --            --       (19,234)

Other income (expense)......................      10,653         (888)       --            --         9,765

Equity earnings (losses)....................      13,286        2,426      (649)           --        15,063

Income tax (provision) benefit..............     (15,751)       2,912       227            --       (12,612)

Net income (loss)...........................      26,920        1,573      (422)           --        28,071

Identifiable assets:
  Domestic..................................  $2,840,733   $2,047,501   $10,443     $      --    $4,898,677
  Canadian..................................     253,927       42,458        --            --       296,385
  European..................................     119,323           --        --            --       119,323

Investment in unconsolidated affiliates.....     340,756      160,409    10,443            --       511,608
Capital expenditures and investment in
  unconsolidated affiliates, net............     (80,431)     (20,905)       --            --      (101,336)

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

    - Dynegy Marketing and Trade focuses on energy convergence--the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

    - Dynegy's natural gas liquids subsidiary, Dynegy Midstream Services, includes North American midstream liquids operations, global natural gas liquids transportation and marketing operations.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

    - Dynegy Energy Services markets energy products and services to the retail sector through direct marketing and strategic alliances with leading utility companies.

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

    - Competitive practices in the industries in which Dynegy competes;

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

    - General economic and capital market conditions, including fluctuations in interest rates;

    - Foreign operations risk associated with the potential volatility of emerging countries and fluctuations in foreign currency exchange rates; and

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

    Operating margins associated with DMS' natural gas gathering, processing and fractionation activities are very sensitive to changes in natural gas liquids prices and the availability of inlet volumes. Commodity price fluctuations may also affect the operating margins derived from the Company's natural gas liquid marketing business. The impact from changes in natural gas liquids prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. In addition, certain processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices which, in turn influences the volumes of gas processed. Based upon current levels of natural gas processing activities and industry fundamentals, the estimated impact on annual operating margins of each one-cent movement in the annual average price of natural gas liquids approximates $6 to $8 million. The availability of inlet volumes directly affects the utilization and profitability of the segment's businesses throughout the Liquids Value Chain. The acquisition of inlet volumes is highly competitive and the availability of such volumes to industry-wide participants is also impacted by price variability. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/ or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire midstream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business.

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

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Natural Gas (Trillion Cubic Feet)...........................     6.505         5.702
Electricity (Million Megawatt Hours)........................   215.580        42.949
Natural Gas Liquids (Million Barrels).......................    26.845        19.902
Crude Oil (Million Barrels).................................        --        35.554
Interest Rate Swaps (in thousands of US Dollars)............  $     --      $ 36,524
Weighted Average Fixed Interest Rate Paid on Swaps..........        --         8.210
U.K. Pound Sterling (in thousands of US Dollars)............  $ 70,625      $ 85,812
Average U.K. Pound Sterling Contract Rate (in US Dollars)...  $ 1.6236      $ 1.6191
Canadian Dollar (in thousands of US Dollars)................  $296,369      $288,898
Average Canadian Dollar Contract Rate (in US Dollars).......  $ 0.6850      $ 0.6775

    Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using value at risk. The quantification of market risk using value at risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on value at risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to value at risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to value at risk, Dynegy performs regular stress and scenario analysis to measure extreme losses due to exceptional events. The value at risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the value at risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates value at risk using a JP Morgan RiskMetrics(TM) approach assuming a one-day holding period and a 95 percent confidence level. At March 31, 2000, the value at risk for Dynegy's trading and risk-management portfolios approximated $10.2 million and the average of such value during the three-month period ended March 31, 2000 was estimated at $6.4 million.

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

THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

    For the quarter ended March 31, 2000, Dynegy realized net income of $58.9 million compared with first quarter 1999 net income of $28.1 million. First quarter 2000 results included a non-recurring after-tax gain on the sale of certain qualifying generation facilities of $33.8 million and after-tax charges aggregating approximately $38 million related to the sale and impairment of certain natural gas liquids assets, the adjustment in the carrying value of the domestic crude assets related to the anticipated sale of the business and merger related costs. First quarter 1999 results included an after-tax $5.8 million non-recurring gain on the sale of an investment. Recurring net income for first quarter 2000 totaled $63.3 million compared with recurring net income for first quarter 1999 of $22.3 million.

    First quarter 2000 results were led by a strong performance in energy convergence operations, particularly in U.S. power and gas and a significant contribution from Dynegy's European business unit. This quarter's results also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher product prices and lower expenses. Consolidated operating margin for the current quarter totaled $204.4 million compared to $120.1 million for the same 1999 period, reflecting improved margins in substantially all businesses. DMT contributed $130.3 million to first quarter 2000 consolidated operating margin compared to $70.1 million reported in first quarter 1999, an increase of 86 percent. DMS contributed $74.1 million in first quarter 2000, a $24.1 million improvement over the 1999 period.

    Operating income increased $53.6 million quarter-to-quarter, reflecting the significantly higher operating results from the convergence and liquids businesses partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense in the 2000 quarter reflect the impact of the non-recurring impairment of natural gas liquids processing assets, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure. The increased level of general and administrative expenses reflects the incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements and higher variable compensation costs period-to-period.

    Included in Dynegy's consolidated results was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $9.2 million and $15.1 million to pre-tax quarterly earnings in the 2000 and 1999 periods, respectively. Variances period-to-period in these results reflect the impact of weather driven demand, changes in commodity prices, particularly as these

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

changes impacted DMS' investments, and the sale of the qualifying facilities. The following table provides a summary of equity earnings by investment for the comparable periods.

                 EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                               FOR THE THREE-MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
DYNEGY MARKETING & TRADE:
  Accord....................................................  $ 3,750       $ 4,500
  Power Generation Equity Investments (in aggregate)........   (6,592)        8,620
  Other, net................................................       --           166
                                                              -------       -------
                                                               (2,842)       13,286
                                                              -------       -------

DYNEGY ENERGY SERVICES:.....................................    5,770          (649)
                                                              -------       -------

DYNEGY MIDSTREAM SERVICES:
  Gulf Coast Fractionators..................................      701           870
  West Texas LPG Pipeline Limited Partnership...............    1,304           872
  Venice Energy Services Company, L.L.C.....................    2,449           294
  Other, net................................................    1,820           390
                                                              -------       -------
                                                                6,274         2,426
                                                              -------       -------

                                                              $ 9,202       $15,063
                                                              =======       =======

    Interest expense totaled $22.0 million for the quarter ended March 31, 2000, compared to $19.2 million for the equivalent 1999 period. The variance is attributable to the level of capital allocated to the Company pursuant to the entity-wide sharing arrangement, which resulted in slightly lower principal balances period-to-period, offset by higher average interest rates. Accumulated distributions associated with trust preferred securities and preferred stock of wholly-owned subsidiaries totaled $4.2 million for each quarter ended March 31, 2000 and 1999, respectively.

    Other income and expenses, net reflected a gain of $18.0 million in the quarter ended March 31, 2000 compared with income of $9.8 million in the 1999 period. The 2000 quarter included a pre-tax gain on the sale of certain qualifying generation facilities of $52.0 million and additional pre-tax charges aggregating approximately $33 million related to the sale of certain natural gas liquids assets and merger related costs. The 1999 period included a pre-tax gain of $8.9 million related to the sale of an investment. The remaining amounts consisted of interest income, minority interests in consolidated subsidiaries and certain other recurring and non-recurring income and expense items in both periods. The 2000 period includes allocations of certain income and expense items pursuant to entity-wide sharing arrangements.

    The Company reported an income tax provision of $35.0 million for the three-month period ended March 31, 2000, compared to an income tax provision of $12.6 million for the 1999 period. The effective rates approximated 37 and 31 percent in 2000 and 1999, respectively. The difference between the aforementioned effective rate and the statutory rate of 35 percent for 2000 results primarily from

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

state income taxes and certain permanent differences. The difference for the 1999 periods results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.

                            DYNEGY MARKETING & TRADE

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Operating Margin:
  Power Marketing and Generation........................  $ 48,722   $ 37,432
  Natural Gas Marketing.................................    30,536     24,601
  European Gas and Power Marketing......................    51,006      8,073
Equity Investments......................................    (2,842)    13,286
                                                          --------   --------
      SUBTOTAL--FINANCIAL CONTRIBUTION..................   127,422     83,392

  Depreciation..........................................    (8,109)    (8,561)
  General and Administrative Expenses...................   (39,257)   (31,539)
  Other Items...........................................    52,405     10,653
                                                          --------   --------

      EARNINGS BEFORE INTEREST AND TAXES................   132,461     53,945
Interest Expense........................................   (18,252)   (11,274)
                                                          --------   --------
      PRE-TAX EARNINGS..................................   114,209     42,671
Income Tax Provision....................................   (45,514)   (15,751)
                                                          --------   --------
      NET INCOME........................................  $ 68,695   $ 26,920
                                                          ========   ========

      RECURRING NET INCOME..............................  $ 37,826   $ 21,155
                                                          ========   ========

OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d)--
    U.S. Sales Volumes..................................       7.3        7.0
    Canadian Sales Volumes..............................       2.3        2.3
    Europe Sales Volumes................................       2.0        1.6
                                                          --------   --------
                                                              11.6       10.9
                                                          ========   ========

Electric Power Marketing--Million Megawatt Hours Sold...      15.1       13.1

    Dynegy Marketing & Trade reported recurring segment net income of $37.8 million for the three-month period ended March 31, 2000, compared with recurring net income of $21.2 million in the 1999 quarter. Included in first quarter 2000 earnings is a non-recurring after-tax gain of $33.8 million relating to the sale of certain qualifying facilities and a reasonable allocation of certain non-recurring charges related to merger costs. Included in first quarter 1999 earnings is a non-recurring after-tax gain

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

of $5.8 million related to the sale of an investment. Recurring results of operations period-to-period were influenced by:

    - increased domestic and European power origination, and

    - improved returns from worldwide power and gas marketing and trading operations, offset by

    - increased depreciation and general and administrative expenses reflecting higher variable compensation costs and increased capital and overhead costs required to support the larger, more diverse base of operations.

    Total megawatt hours sold during the 2000 quarter aggregated 15.1 million megawatt hours compared to 13.1 million megawatt hours during the 1999 period. The increase is a result of increased trading volumes due to more favorable market conditions. Total natural gas volumes sold increased to 11.6 billion cubic feet per day from 10.9 billion cubic feet per day during last year's first quarter, principally as a result of increased volumes sold to the retail alliances and to fuel gas-fired generation in the U.S.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

                           DYNEGY MIDSTREAM SERVICES

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                             2000         1999
                                                          ----------   ----------
                                                          ($ IN THOUSANDS, EXCEPT
                                                             AVERAGE COMMODITY
                                                                  PRICES)
Operating Margin:
  Upstream Operations...................................   $ 32,368     $ 18,340
  Downstream Operations.................................     41,711       31,631
Equity Investments......................................      6,274        2,426
                                                           --------     --------
      SUBTOTAL--FINANCIAL CONTRIBUTION..................     80,353       52,397

  Depreciation..........................................    (45,354)     (22,727)
  General and Administrative Expenses...................    (15,780)     (18,003)
  Other Items...........................................    (34,339)        (888)
                                                           --------     --------

      EARNINGS (LOSS) BEFORE INTEREST AND TAXES.........    (15,120)      10,779
Interest Expense........................................     (7,086)     (12,118)
                                                           --------     --------
      PRE-TAX LOSS......................................    (22,206)      (1,339)
Income Tax Benefit......................................     11,302        2,912
                                                           --------     --------
      NET INCOME (LOSS).................................   $(10,904)    $  1,573
                                                           ========     ========

      RECURRING NET INCOME..............................   $ 24,178     $  1,573
                                                           ========     ========
OPERATING STATISTICS:
  Natural Gas Liquids Processed (MBbls/d--Gross)--
    Field Plants........................................       75.4         88.5
    Straddle Plants.....................................       41.1         28.6
                                                           --------     --------
                                                              116.5        117.1
                                                           ========     ========

  Barrels Received for Fractionation (MBbls/d)..........      219.3        161.3
  Natural Gas Liquids Sold (MBbls/d)....................      595.5        539.4

  Average Commodity Prices:
    Henry Hub Natural Gas (First of Month) ($/MMBtu)....   $   2.53     $   1.75
    Crude Oil--Cushing ($/Bbl)..........................      26.23        10.39
    Average Mont Belvieu Price ($/Gal)..................       0.53         0.23

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

    - substantially improved natural gas liquids commodity prices,

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

    - volatile commodity markets,

    - on-time inventory management techniques,

    - lower operating costs,

    - an active hedging program in 2000,

    - lower depreciation costs, and

    - lower general and administrative and non-variable compensation expenses.

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

                             DYNEGY ENERGY SERVICES

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Retail Operating Margin.....................................   $   24     $  --
Equity Investments..........................................    5,770      (649)
                                                               ------     -----
      SUBTOTAL--FINANCIAL CONTRIBUTION......................    5,794      (649)

  Depreciation..............................................     (227)       --
  General and Administrative Expenses.......................   (2,804)       --
  Other Items...............................................      (37)       --
                                                               ------     -----

      EARNINGS (LOSS) BEFORE INTEREST AND TAXES.............    2,726      (649)
Interest Expense............................................     (790)       --
                                                               ------     -----
      PRE-TAX EARNINGS (LOSS)...............................    1,936      (649)
Income Tax (Provision) Benefit..............................     (795)      227
                                                               ------     -----
      NET INCOME (LOSS).....................................   $1,141     $(422)
                                                               ======     =====

      RECURRING NET INCOME (LOSS)...........................   $1,328     $(422)
                                                               ======     =====

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2000 AND 1999

    Dynegy Energy Services reported recurring net income of $1.3 million, compared with a recurring net loss of $422,000 in the 1999 period. Improved earnings reflect positive results in the quarter related to the segment's interests in its midwest and southeast retail alliances. This segment was formed effective with the acquisition of Illinova and is engaged in the marketing of retail energy products and services through direct marketing and strategic alliances with regional market leaders. Dynegy's goal is to form a North American network of regional retail energy alliances while building upon Illinova's retail operations, which included three distinct strategies: commercial & industrial and retail commodity sales and services; non-commodity energy related products and services; and, energy information software products.

OPERATING CASH FLOW

    Cash flow from operating activities totaled $78.4 million for the three-month period ended March 31, 2000, compared to a use of cash of $11.8 million reported in the same 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein and changes in working capital, particularly investment in discretionary inventory volumes period-to-period. Changes in other working capital accounts, which include trade receivables and payables prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

    Investing activities in the 2000 quarter included a net $127.4 million expended principally on construction of power generation assets, maintenance capital related to the transmission and distribution segment and investment associated with technology infrastructure. The Company received cash inflows of approximately $667 million in the first quarter 2000 principally related to the sale of certain qualifying facilities and liquids assets. These cash inflows were used primarily to retire indebtedness resulting from the acquisition. During the three-months ended March 31, 1999, the Company spent $140.4 million, principally on the acquisition of power generating assets, maintenance capital improvements at existing facilities and capital investment associated with technology infrastructure. Additionally, during the 1999 period, the Company received proceeds of $16.7 million principally related to the sale of an investment.

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

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q.

              EXHIBIT NUMBER                                     DESCRIPTION
           ---------------------                                 -----------
               1.1                       Underwriting Agreement dated March 15, 2000 among the
                                         Company and the Underwriters named therein relating to the sale of Senior Notes.(1)

               4.1                       Form of 8.125% Senior Note due 2005(1)

(b) Current Report on Form 8-K, Commission File No. 1-11156, dated March 15, 2000, relating to the issuance and sale by Dynegy Holdings Inc. of $300,000,000 aggregate principal amount of 8.125% Senior Notes due
    March 15, 2005 in an underwritten public offering.

------------------------

(1) Incorporated by reference to exhibits to the Current Report on Form 8-K of Dynegy Holdings Inc. dated March 15, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                                       DYNEGY HOLDINGS INC.

Date:  November 27, 2000                               By:  /s/ BRADLEY P. FARNSWORTH
                                                            -----------------------------------------
                                                            Bradley P. Farnsworth, Senior Vice
                                                            President and Controller (Principal
                                                            Accounting Officer)