Form 10-Q/A
period 2000-06-30
DYNEGY HOLDINGS INC
filed 2000-11-27
CIK 1105055

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

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11156

                            ------------------------

                              DYNEGY HOLDINGS INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                      94-3248415
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)

      1000 LOUISIANA, SUITE 5800                                77002
            HOUSTON, TEXAS                                   (zip code)
    (Address of principal executive
               offices)

                                 (713) 507-6400
              (Registrant's telephone number, including area code)

                                 WWW.DYNEGY.COM
                            (Registrant's home page)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    All outstanding equity of Dynegy Holdings Inc. is held by its parent Dynegy Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DYNEGY HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I.  FINANCIAL INFORMATION

  Item 1.               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                        Condensed Consolidated Balance Sheets:

                        June 30, 2000 and December 31, 1999.........................      3

                        Condensed Consolidated Statements of Operations:

                        For the three months ended June 30, 2000 and 1999...........      4

                        Condensed Consolidated Statements of Operations:

                        For the six months ended June 30, 2000 and 1999.............      5

                        Condensed Consolidated Statements of Cash Flows:

                        For the six months ended June 30, 2000 and 1999.............      6

                        Notes to Condensed Consolidated Financial Statements........      7

  Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      15
                         AND RESULTS OF OPERATIONS..................................

PART II.  OTHER INFORMATION

  Item 1.               Legal Proceedings...........................................     33

  Item 6.               Exhibits and Reports on Form 8-K............................     33

                              DYNEGY HOLDINGS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $    27,835    $   45,230
Accounts receivable, net....................................    2,288,412     1,992,450
Accounts receivable, affiliates.............................      107,745        48,966
Inventories.................................................      123,517       271,884
Assets from risk management activities......................    2,767,793       379,833
Prepayments and other assets................................       33,541        66,717
                                                              -----------    ----------
                                                                5,348,843     2,805,080
                                                              -----------    ----------
PROPERTY, PLANT AND EQUIPMENT...............................    2,168,466     2,575,100
Less: accumulated depreciation..............................     (451,136)     (557,219)
                                                              -----------    ----------
                                                                1,717,330     2,017,881
                                                              -----------    ----------
OTHER ASSETS:
Investments in unconsolidated affiliates....................      635,758       627,335
Accounts receivable, affiliates.............................      584,585            --
Assets from risk management activities......................      810,658       452,913
Other assets................................................      473,328       621,962
                                                              -----------    ----------
                                                              $ 9,570,502    $6,525,171
                                                              ===========    ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 1,950,782    $1,667,199
Accounts payable, affiliates................................      238,635       161,500
Accrued liabilities.........................................      212,297       184,013
Liabilities from risk-management activities.................    2,425,784       334,080
Notes payable and current portion of long-term debt.........           --       191,731
                                                              -----------    ----------
                                                                4,827,498     2,538,523
LONG-TERM DEBT..............................................    1,474,954     1,299,333
OTHER LIABILITIES:
Non-recourse debt...........................................           --        34,593
Liabilities from risk management activities.................      834,646       321,252
Deferred income taxes.......................................      388,762       335,190
Other long-term liabilities.................................      426,474       486,798
                                                              -----------    ----------
                                                                7,952,334     5,015,689
                                                              -----------    ----------
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY
  TRUST.....................................................      200,000       200,000
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
  authorized; 8,000,000 shares designated as Series A
  Participating Preferred Stock, 7,815,363 shares issued and
  outstanding at December 31, 1999..........................           --        75,418
Common stock, $0.01 par value, 400,000,000 shares
  authorized; 157,499,001 shares issued and outstanding at
  December 31, 1999.........................................           --         1,575
Additional paid-in capital..................................           --       973,000
Accumulated other comprehensive income......................          795            --
Retained earnings...........................................      384,965       277,074
Less: treasury stock, at cost; 1,200,700 shares at
  December 31, 1999.........................................           --       (17,585)
Stockholder's equity........................................    1,032,408            --
                                                              -----------    ----------
                                                                1,418,168     1,309,482
                                                              -----------    ----------
                                                              $ 9,570,502    $6,525,171
                                                              ===========    ==========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (UNAUDITED) (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
Revenues....................................................  $5,338,611      $3,160,757
Cost of sales...............................................   5,199,862       3,035,010
                                                              ----------      ----------

      Operating margin......................................     138,749         125,747

Depreciation and amortization...............................      28,695          31,750
General and administrative expenses.........................      49,549          47,091
                                                              ----------      ----------

      Operating income......................................      60,505          46,906

Equity in earnings of unconsolidated affiliates.............      52,911          13,224
Other income................................................      12,043           7,449
Interest expense............................................     (24,465)        (18,186)
Other expenses..............................................     (18,569)         (3,725)
Minority interest in income of a subsidiary.................      (4,181)         (4,158)
                                                              ----------      ----------

Income before income taxes..................................      78,244          41,510
Income tax provision........................................      29,285          13,534
                                                              ----------      ----------

NET INCOME..................................................  $   48,959      $   27,976
                                                              ==========      ==========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (UNAUDITED) (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
Revenues....................................................  $10,159,516   $6,205,730
Cost of sales...............................................    9,816,400    5,959,906
                                                              -----------   ----------

      Operating margin......................................      343,116      245,824

Depreciation and amortization...............................       82,385       63,038
General and administrative expenses.........................      107,390       96,633
                                                              -----------   ----------

      Operating income......................................      153,341       86,153

Equity in earnings of unconsolidated affiliates.............       62,113       28,287
Other income................................................       69,034       21,367
Interest expense............................................      (46,435)     (37,420)
Other expenses..............................................      (57,531)      (7,878)
Minority interest in income of a subsidiary.................       (8,339)      (8,316)
                                                              -----------   ----------

Income before income taxes..................................      172,183       82,193
Income tax provision........................................       64,292       26,146
                                                              -----------   ----------

NET INCOME..................................................  $   107,891   $   56,047
                                                              ===========   ==========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................  $ 107,891   $  56,047
Items not affecting cash flows from operating activities:
  Depreciation and amortization.............................     32,340      57,719
  Equity in earnings of affiliates, net of cash
    distributions...........................................     (9,318)    (10,766)
  Risk management activities................................   (140,607)    (41,971)
  Deferred income taxes.....................................     64,906      25,852
  Other.....................................................     21,820         575
Changes in assets and liabilities resulting from operating
  activities:
  Accounts receivable.......................................   (468,939)    (71,374)
  Inventories...............................................    136,629     (33,983)
  Prepayments and other assets..............................     33,218      39,340
  Accounts payable..........................................    461,344     132,960
  Accrued liabilities.......................................     (5,258)    (21,755)
Other, net..................................................    (41,312)    (14,148)
                                                              ---------   ---------

Net cash provided by operating activities...................    192,714     118,496
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (168,618)   (170,532)
Investment in unconsolidated affiliates, net................    (31,106)    (44,098)
Proceeds from asset sales...................................    737,816      16,650
Other, net..................................................     41,522     (39,061)
                                                              ---------   ---------

Net cash provided by (used in) investing activities.........    579,614    (237,041)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings..........................    296,697          --
Repayments of long-term borrowings..........................   (226,324)    (13,040)
Net proceeds from commercial paper and money market lines of
  credit....................................................   (283,573)    127,587
Affiliate transactions......................................   (584,585)         --
Other, net..................................................      8,062       3,766
                                                              ---------   ---------

Net cash (used in) provided by financing activities.........   (789,723)    118,313
                                                              ---------   ---------

Net change in cash and cash equivalents.....................    (17,395)       (232)
Cash and cash equivalents, beginning of period..............     45,230      28,367
                                                              ---------   ---------

Cash and cash equivalents, end of period....................  $  27,835   $  28,135
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

    The financial statements for the three- and six-month periods ended
June 30, 2000 have been restated for certain matters related to the consolidation process. Previously reported net income was $63.0 million and $127.5 million for the three- and six-month periods ended June 30, 2000, respectively. In order to preserve the nature and character of the disclosures as of August 14, 2000, the date on which the Form 10-Q for the interim periods ended June 30, 2000 was originally filed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect effects of the restatement.

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

NOTE 2--BUSINESS COMBINATION

    On February 1, 2000, the former Dynegy Inc., a Delaware corporation since renamed Dynegy Holdings Inc., and Illinova Corporation ("Illinova") merged in a transaction (the "Merger") in which Dynegy and Illinova became wholly owned subsidiaries of Dynegy Inc., a newly formed Illinois corporation. This Merger, which was approved by shareholders of both the former Dynegy Inc. and Illinova on October 11, 1999, resulted in each share of Dynegy common stock and Series A Participating Preferred stock being converted into 0.69 shares of Dynegy Inc. equity pursuant to the

                              DYNEGY HOLDINGS INC.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

NOTE 2--BUSINESS COMBINATION (CONTINUED)
Merger terms. This Merger was accounted for under the purchase method of accounting and Dynegy was the acquirer for accounting purposes.

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

    In April 2000, Dynegy invested $25 million for a minority interest in eSpeed, Inc. The eSpeed technology will serve as a platform for the development of electronic spot and futures marketplaces that will be made available to market participants. This investment is classified as available-for-sale, thus the unrealized gain or loss associated with this investment, net of tax, is a component of accumulated other comprehensive income.

    At June 30, 2000, the Company had three other cost basis investments in addition to eSpeed: Altra Energy Technologies, Inc., Canadian Midstream Services, Ltd. and Compton Petroleum Corporation.

                              DYNEGY HOLDINGS INC.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

NOTE 4--UNCONSOLIDATED AFFILIATES (CONTINUED)
Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the table to follow:

                                                      SIX-MONTHS ENDED JUNE 30,
                                              -----------------------------------------
                                                     2000                  1999
                                              -------------------   -------------------
                                                          EQUITY                EQUITY
                                               TOTAL      SHARE      TOTAL      SHARE
                                              --------   --------   --------   --------
                                                          ($ IN THOUSANDS)
Revenues(1).................................  $684,423   $238,895   $533,405   $211,180
                                              ========   ========   ========   ========
Operating margin(1).........................  $111,722   $ 43,124   $182,343   $ 72,380
                                              ========   ========   ========   ========
Net income(1)...............................  $137,293   $ 56,582   $ 44,649   $ 19,233
                                              ========   ========   ========   ========

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

                              DYNEGY HOLDINGS INC.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

NOTE 5--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company is subject to various legal proceedings and claims, which arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company assumed liability for various claims, assessments and litigation in connection with its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 6--SEGMENT INFORMATION

    Dynegy's operations are divided into three reportable segments: Dynegy Marketing & Trade ("DMT"), Dynegy Midstream Services ("DMS") and Dynegy Energy Services ("DES").

    - Dynegy Marketing and Trade focuses on energy convergence - the marketing, trading and arbitrage opportunities that exist among power, natural gas and coal that can be enhanced by the control and optimization of related physical assets.

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

                              DYNEGY HOLDINGS INC.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

NOTE 6--SEGMENT INFORMATION (CONTINUED)
      DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR QUARTER ENDED JUNE 30, 2000

                                           DMT          DMS         DES      ELIMINATION     TOTAL
                                        ----------   ----------   --------   -----------   ----------
                                                              ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic............................  $3,109,996   $1,138,947   $ 7,109     $      --    $4,256,052
  Canadian............................     455,628      259,724        --            --       715,352
  European............................     367,207           --        --            --       367,207
                                        ----------   ----------   -------     ---------    ----------
                                         3,932,831    1,398,671     7,109            --     5,338,611
                                        ----------   ----------   -------     ---------    ----------
Intersegment revenues:
  Domestic............................      16,146      374,430       238      (390,814)           --
  Canadian............................      15,477          347        --       (15,824)           --
  European............................          --           --        --            --            --
                                        ----------   ----------   -------     ---------    ----------
                                            31,623      374,777       238      (406,638)           --
                                        ----------   ----------   -------     ---------    ----------

  Total revenues......................   3,964,454    1,773,448     7,347      (406,638)    5,338,611
                                        ----------   ----------   -------     ---------    ----------

Operating margin......................      84,094       54,288       367            --       138,749

Depreciation and amortization.........      (9,846)     (18,849)       --            --       (28,695)

Interest income (expense).............     (28,324)       3,181       678            --       (24,465)

Other income (expense)................      (5,818)      (1,153)      445            --        (6,526)

Equity earnings (losses)..............      49,052        5,078    (1,219)           --        52,911

Income tax (provision) benefit........     (18,303)     (11,760)      778            --       (29,285)

Net income (loss).....................      33,810       16,261    (1,112)           --        48,959

Identifiable assets:

  Domestic............................  $6,693,717   $1,887,489   $23,588     $      --    $8,604,794

  Canadian............................     440,821      162,528        --            --       603,349

  European............................     362,359           --        --            --       362,359

Investment in unconsolidated
  affiliates..........................     481,872      150,032     3,854            --       635,758

Capital expenditures and investments
  in unconsolidated affiliates, net...     (30,117)     (42,207)       --            --       (72,324)

                              DYNEGY HOLDINGS INC.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

NOTE 6--SEGMENT INFORMATION (CONTINUED)
      DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR QUARTER ENDED JUNE 30, 1999

                                         DMT          DMS         DES      ELIMINATION      TOTAL
                                      ----------   ----------   --------   -----------   -----------
                                                             ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic..........................  $1,639,929   $  961,876   $     --    $      --    $ 2,601,805
  Canadian..........................     337,045       66,382         --           --        403,427
  European..........................     155,525           --         --           --        155,525
                                      ----------   ----------   --------    ---------    -----------
                                       2,132,499    1,028,258         --           --      3,160,757
                                      ----------   ----------   --------    ---------    -----------
Intersegment revenues:
  Domestic..........................      75,332       58,410         --     (133,742)            --
  Canadian..........................       9,990           --         --       (9,990)            --
  European..........................          --           --         --           --             --
                                      ----------   ----------   --------    ---------    -----------
                                          85,322       58,410         --     (143,732)            --
                                      ----------   ----------   --------    ---------    -----------

  Total revenues....................   2,217,821    1,086,668         --     (143,732)     3,160,757
                                      ----------   ----------   --------    ---------    -----------

Operating margin....................      70,809       54,938         --           --        125,747

Depreciation and amortization.......      (8,823)     (22,927)        --           --        (31,750)

Interest expense....................      (9,004)      (9,182)        --           --        (18,186)

Other income (expense)..............       4,897       (1,173)        --           --          3,724

Equity earnings (losses)............      12,310        3,353     (2,439)          --         13,224

Income tax (provision) benefit......     (15,000)         611        855           --        (13,534)

Net income (loss)...................      23,097        6,463     (1,584)          --         27,976

Identifiable assets:

  Domestic..........................  $3,434,672   $1,989,945   $ 15,729    $      --    $ 5,440,346

  Canadian..........................     383,912       26,744         --           --        410,656

  European..........................      76,004           --         --           --         76,004

Investment in unconsolidated
  affiliates........................     363,112      162,736      9,631           --        535,479

Capital expenditures and investments
  in unconsolidated affiliates,
  net...............................     (98,757)     (14,537)        --           --       (113,294)

                              DYNEGY HOLDINGS INC.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

NOTE 6--SEGMENT INFORMATION (CONTINUED)
   DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                         DMT          DMS         DES      ELIMINATION      TOTAL
                                      ----------   ----------   --------   -----------   -----------
                                                             ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic..........................  $5,678,377   $2,403,311   $  7,155    $      --    $ 8,088,843
  Canadian..........................     829,094      443,233         --           --      1,272,327
  European..........................     798,346           --         --           --        798,346
                                      ----------   ----------   --------    ---------    -----------
                                       7,305,817    2,846,544      7,155           --     10,159,516
                                      ----------   ----------   --------    ---------    -----------
Intersegment revenues:
  Domestic..........................      33,188      426,762        238     (460,188)            --
  Canadian..........................      49,988        8,552         --      (58,540)            --
  European..........................          --           --         --           --             --
                                      ----------   ----------   --------    ---------    -----------
                                          83,176      435,314        238     (518,728)            --
                                      ----------   ----------   --------    ---------    -----------

  Total revenues....................   7,388,993    3,281,858      7,393     (518,728)    10,159,516
                                      ----------   ----------   --------    ---------    -----------

Operating margin....................     214,358      128,367        391           --        343,116

Depreciation and amortization.......     (17,955)     (64,203)      (227)          --        (82,385)

Interest expense....................     (43,295)      (3,097)       (43)          --        (46,435)

Other income (expense)..............      46,587      (35,492)       408           --         11,503

Equity earnings.....................      46,210       11,352      4,551           --         62,113

Income tax provision................     (63,817)        (458)       (17)          --        (64,292)

Net income..........................     102,505        5,357         29           --        107,891

Identifiable assets:

  Domestic..........................  $6,693,717   $1,887,489   $ 23,588    $      --    $ 8,604,794

  Canadian..........................     440,821      162,528         --           --        603,349

  European..........................     362,359           --         --           --        362,359

Investment in unconsolidated
  affiliates........................     481,872      150,032      3,854           --        635,758

Capital expenditures and investments
  in unconsolidated affiliates,
  net...............................    (137,888)     (59,298)    (2,538)          --       (199,724)

                              DYNEGY HOLDINGS INC.

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

NOTE 6--SEGMENT INFORMATION (CONTINUED)
   DYNEGY HOLDINGS INC.'S SEGMENT DATA FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                         DMT          DMS         DES      ELIMINATION      TOTAL
                                      ----------   ----------   --------   -----------   -----------
                                                             ($ IN THOUSANDS)
Unaffiliated revenues:
  Domestic..........................  $3,270,724   $1,660,455   $     --    $      --    $ 4,931,179
  Canadian..........................     658,058      109,942         --           --        768,000
  European..........................     506,551           --         --           --        506,551
                                      ----------   ----------   --------    ---------    -----------
                                       4,435,333    1,770,397         --           --      6,205,730
                                      ----------   ----------   --------    ---------    -----------
Intersegment revenues:
  Domestic..........................     127,084      100,663         --     (227,747)            --
  Canadian..........................      21,283           --         --      (21,283)            --
  European..........................          --           --         --           --             --
                                      ----------   ----------   --------    ---------    -----------
                                         148,367      100,663         --     (249,030)            --
                                      ----------   ----------   --------    ---------    -----------

  Total revenues....................   4,583,700    1,871,060         --     (249,030)     6,205,730
                                      ----------   ----------   --------    ---------    -----------

Operating margin....................     140,914      104,910         --           --        245,824

Depreciation and amortization.......     (17,384)     (45,654)        --           --        (63,038)

Interest expense....................     (18,573)     (18,847)        --           --        (37,420)

Other income (expense)..............      15,550       (2,061)        --           --         13,489

Equity earnings (losses)............      25,597        5,778     (3,088)          --         28,287

Income tax (provision) benefit......     (30,751)       3,523      1,082           --        (26,146)

Net income (loss)...................      50,017        8,036     (2,006)          --         56,047

Identifiable assets:

  Domestic..........................  $3,434,672   $1,989,945   $ 15,729           --    $ 5,440,346

  Canadian..........................     383,912       26,744         --           --        410,656

  European..........................      76,004           --         --           --         76,004

Investment in unconsolidated
  affiliates........................     363,112      162,736      9,631           --        535,479

Capital expenditures and investments
  in unconsolidated affiliates,
  net...............................    (179,188)     (35,442)        --           --       (214,630)

NOTE 7--SUBSEQUENT EVENT

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

    - Volatility of commodity prices for natural gas, electricity, natural gas liquids, crude oil or coal;

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

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
Natural Gas (Trillion Cubic Feet)...........................     7.985        5.702
Electricity (Million Megawatt Hours)........................   272.281       42.949
Natural Gas Liquids (Million Barrels).......................    18.045       19.902
Crude Oil (Million Barrels).................................        --       35.554
Interest Rate Swaps (in thousands of US Dollars)............  $     --     $ 36,524
Weighted Average Fixed Interest Rate Paid on Swaps..........        --        8.210
U.K. Pound Sterling (in thousands of US Dollars)............  $ 48,298     $ 85,812
Average U.K. Pound Sterling Contract Rate (in US Dollars)...  $ 1.4861     $ 1.6191
Canadian Dollar (in thousands of US Dollars)................  $476,177     $288,898
Average Canadian Dollar Contract Rate (in US Dollars).......  $ 0.6827     $ 0.6775

    Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics (TM) approach assuming a one-day holding period and a 95 percent confidence level. At June 30, 2000, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $13.4 million and the average of such value during the six-month period ended June 30, 2000 was estimated at $11.5 million.

    CONCLUSION. The Company continues to believe that it will be able to meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities.

RESULTS OF OPERATIONS

    Provided below is a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three-and six-month periods ended June 30, 2000 and 1999, respectively.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    For the quarter ended June 30, 2000, Dynegy realized net income of $49.0 million compared with second quarter 1999 net income of $28.0 million. Second quarter 2000 results were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The quarter benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. This quarter's results also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher worldwide demand, a larger contribution of fee-based services and lower expenses.

    Consolidated operating margin for the current quarter totaled
$138.7 million compared to $125.7 million for the same 1999 period, reflecting improved margins in DMT operations. DMT contributed $84.1 million to second quarter 2000 consolidated operating margin compared to $70.8 million reported in second quarter 1999, an increase of 19 percent. DMS contributed $54.3 million in second quarter 2000 operating margin compared to $54.9 million in the second quarter 1999. After eliminating the effect of non-strategic upstream asset sales, the increase in DMS operating margin was 36 percent.

    Operating income increased $13.6 million quarter-to-quarter, reflecting the higher operating results from the convergence and liquids businesses. Improved operating results were partially offset by higher general and administrative expenses. The increased level of general and administrative expenses reflects the incremental costs associated with a larger, more diverse base of operations, and non-capitalizable costs required to support technology infrastructure improvements.

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

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

                 EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                 ($ IN THOUSANDS)
DYNEGY MARKETING & TRADE:
  Accord....................................................  $ 3,750       $ 4,500
  Power Generation Equity Investments (in aggregate)........   45,302         7,545
  Other, net................................................       --           265
                                                              -------       -------
                                                               49,052        12,310
                                                              -------       -------
DYNEGY ENERGY SERVICES:.....................................   (1,219)       (2,439)
                                                              -------       -------
DYNEGY MIDSTREAM SERVICES:
  Gulf Coast Fractionators..................................      726           254
  West Texas LPG Pipeline, Limited Partnership..............    1,584         1,269
  Venice Energy Services Company, L.L.C.....................    2,243         1,275
  Other, net................................................      525           555
                                                              -------       -------
                                                                5,078         3,353
                                                              -------       -------
                                                              $52,911       $13,224
                                                              =======       =======

    Interest expense totaled $24.5 million for the quarter ended June 30, 2000, compared to $18.2 million for the equivalent 1999 period. The variance is attributable to higher principal balances resulting from indebtedness incurred to finance strategic growth and higher interest rates on variable rate borrowings in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities of wholly owned subsidiaries totaled $4.2 million for each of the quarters ended June 30, 2000 and 1999.

    Other income and expenses, net totaled $6.5 million in expense in the quarter ended June 30, 2000 compared with income of $3.7 million in the 1999 period. These amounts consisted of interest income, minority interests in consolidated subsidiaries and other income and expense items in both periods.

    The Company reported an income tax provision of $29.3 million for the three-month period ended June 30, 2000, compared to an income tax provision of $13.5 million for the 1999 period. The effective rates approximated 37 and 33 percent in 2000 and 1999, respectively. The difference for the 1999 period results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.

SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    For the six-month period ended June 30, 2000, Dynegy realized net income of $107.9 million compared with net income in the corresponding period in 1999 of $56.0 million. For the six-month period ended June 30, 2000, Dynegy had recurring net income of $112.3 million, compared to $50.3 million for the same period in 1999. Recurring 2000 results exclude the net after tax effect of the

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

sale of certain qualifying generation facilities and non-recurring charges incurred in the first quarter of the year. Recurring 1999 results exclude the after tax effect of the sale of an investment. The results for the six months ended June 30, 2000 were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The 2000 period benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. Results for the six-month period ended June 30, 2000 also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher worldwide demand, a larger contribution of fee-based services and lower expenses.

    Consolidated operating margin for the six months ended June 30, 2000 totaled $343.1 million compared to $245.8 million for the same 1999 period. DMT contributed $214.4 million to consolidated operating margin for the six-month period ended June 30, 2000 compared to $140.9 million reported in same period in 1999, an increase of 52 percent. DMS contributed $128.4 million in operating margin in the six-month period ended June 30, 2000 compared to $104.9 million in the same period in 1999. After eliminating the effect of non-strategic asset sales, the increase in DMS operating margin was 49 percent.

    Operating income increased $67.2 million period-to-period, reflecting the significantly higher operating results from the convergence and liquids businesses. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense in the six-month period ended June 30, 2000 reflect the impairment of certain natural gas liquids processing assets, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure. The increased level of general and administrative expenses reflects incremental costs associated with a larger, more diverse base of operations, non-capitalizable consulting and other costs required to support technology infrastructure improvements.

    Included in Dynegy's consolidated operating income was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $62.1 million and $28.3 million to pre-tax earnings in the 2000 and 1999 periods, respectively. Variances period-to-period reflect the positive impact of the same market and demand issues that impacted results in the three-month period ended June 30, 2000, for both DMT and DMS investments. The following table provides a summary of equity earnings by investment for the comparable periods.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

                 EQUITY EARNINGS FROM UNCONSOLIDATED AFFILIATES

                                                                FOR THE SIX-MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
DYNEGY MARKETING & TRADE:
  Accord....................................................  $ 7,500       $ 9,000
  Power Generation Equity Investments (in aggregate)........   38,710        16,165
  Other, net................................................       --           432
                                                              -------       -------
                                                               46,210        25,597
                                                              -------       -------
DYNEGY ENERGY SERVICES:.....................................    4,551        (3,088)
                                                              -------       -------
DYNEGY MIDSTREAM SERVICES:
  Gulf Coast Fractionators..................................    1,427         1,124
  West Texas LPG Pipeline, Limited Partnership..............    2,888         2,141
  Venice Energy Services Company, L.L.C.....................    4,692         1,569
  Other, net................................................    2,345           944
                                                              -------       -------
                                                               11,352         5,778
                                                              -------       -------
                                                              $62,113       $28,287
                                                              =======       =======

    Interest expense totaled $46.4 million for the six months ended June 30, 2000, compared to $37.4 million for the equivalent 1999 period. The variance is attributable to higher principal balances and interest rates on variable rate borrowings which were higher in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities of wholly owned subsidiaries totaled $8.3 million for each of the six month periods ended June 30, 2000 and 1999.

    Other income and expenses, net totaled $11.5 million in income in the six-month period ended June 30, 2000 compared with income of $13.5 million in the 1999 period. These amounts consisted of interest income, minority interests in consolidated subsidiaries and other income and expense items in both periods.

    The Company reported an income tax provision of $64.3 million for the six-month period ended June 30, 2000, compared to an income tax provision of $26.1 million for the 1999 period. The effective rates approximated 37 and 32 percent in 2000 and 1999, respectively. The difference for the 2000 period is primarily due to state income taxes. The difference for the 1999 period results principally from permanent differences arising from the amortization of certain intangibles and debt premiums, permanent differences from the effect of certain foreign equity investments and state income taxes.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

SEGMENT DISCLOSURES--

                           DYNEGY MARKETING AND TRADE
                                ($ IN THOUSANDS)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Operating Margin:
  Power Marketing and Generation(1)...................  $ 42,897   $48,979    $ 91,619   $ 86,411
  Natural Gas Marketing(2)............................    38,234    27,445      68,770     52,047
  European Gas and Power Marketing....................     2,963    (5,615)     53,969      2,456
Equity Investments....................................    49,052    12,310      46,210     25,597
                                                        --------   -------    --------   --------
    SUBTOTAL--FINANCIAL CONTRIBUTION..................   133,146    83,119     260,568    166,511
  Depreciation........................................    (9,846)   (8,823)    (17,955)   (17,384)
  General and Administrative Expenses.................   (32,544)  (30,386)    (71,801)   (61,925)
  Other Items (3) (4).................................    (5,818)    4,897      46,587     15,550
                                                        --------   -------    --------   --------
    EARNINGS BEFORE INTEREST AND TAXES................    84,938    48,807     217,399    102,752
Interest Expense......................................   (32,825)  (10,710)    (51,077)   (21,984)
                                                        --------   -------    --------   --------
    PRETAX EARNINGS...................................    52,113    38,097     166,322     80,768
Income Tax Provision..................................   (18,303)  (15,000)    (63,817)   (30,751)
                                                        --------   -------    --------   --------
    NET INCOME........................................  $ 33,810   $23,097    $102,505   $ 50,017
    RECURRING NET INCOME(5)...........................  $ 33,810   $23,097    $ 71,636   $ 44,252
OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d)--
    Domestic Gas Marketing Volumes....................       7.1       6.1         7.2        6.5
    Canadian Gas Marketing Volumes....................       2.2       2.2         2.3        2.3
    United Kingdom Gas Marketing Volumes..............       0.9       0.9         1.5        1.3
                                                        --------   -------    --------   --------
                                                            10.2       9.2        11.0       10.1
                                                        ========   =======    ========   ========
Electric Power Marketing--Million Megawatt Hours
  Sold................................................      19.1      14.7        34.2       27.8

------------------------

(1) Includes domestic power marketing and generating operations.

(2) Includes North American gas marketing operations.

(3) Six-month ended June 30, 2000 results include a pre-tax non-recurring gain on the sale of certain qualifying generation facilities of $52 million ($33.8 million after-tax), and a reasonable allocation of certain non-recurring charges which were incurred during the first quarter of 2000.

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

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    Dynegy Marketing & Trade reported recurring segment net income of
$33.8 million for the three-month period ended June 30, 2000, compared with recurring net income of $23.1 million in the 1999 quarter. Recurring results of operations period-to-period were influenced by:

    - improved returns from worldwide power and gas marketing and trading operations, offset by

    - increased depreciation and general and administrative expenses reflecting the impact of higher variable compensation costs and increased capital and overhead costs required to support the larger, more diverse base of operations.

    Total megawatt hours sold during the second quarter of 2000 quarter aggregated 19.1 million megawatt hours compared to 14.7 million megawatt hours during the 1999 period. The increase is a result of the increase in trading volumes due to more favorable market conditions and expanding operations.

    Total natural gas volumes sold increased to 10.2 billion cubic feet per day from 9.2 billion cubic feet per day during last year's second quarter, principally as a result of increased volumes sold to the retail alliances and to gas-fired generation in the U.S.

SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    Dynegy Marketing & Trade reported recurring segment net income of $71.6 million for the six-month period ended June 30, 2000, compared with recurring net income of $44.3 million for the six-month period ended June 30, 1999. Included in earnings for the six months ended June 30, 2000 is a non-recurring after-tax gain of $33.8 million relating to the sale of certain qualifying facilities and a reasonable allocation of certain non-recurring charges which were incurred during the first quarter of 2000. Included in earnings for the six months ended June 30, 1999 is a non-recurring after-tax gain of $5.8 million related to the sale of an investment. Recurring results of operations period-to-period were influenced by the same factors impacting the quarterly results.

    Total megawatt hours sold during the six months ended June 30, 2000 aggregated 34.2 million megawatt hours compared to 27.8 million megawatt hours during the 1999 period. Total natural gas volumes sold increased to
11.0 billion cubic feet per day from 10.1 billion cubic feet per day during last year's six-month period ended June 30, 1999.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

                           DYNEGY MIDSTREAM SERVICES

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
                                               ($ IN THOUSANDS EXCEPT AVERAGE COMMODITY PRICES)
Operating Margin:
  Upstream Operations........................   $ 23,967     $ 31,264     $ 56,335     $ 49,604
  Downstream Operations......................     30,321       23,674       72,032       55,306
Equity Investments...........................      5,078        3,353       11,352        5,778
                                                --------     --------     --------     --------
    SUBTOTAL--FINANCIAL CONTRIBUTION.........     59,366       58,291      139,719      110,688

  Depreciation(1)............................    (18,849)     (22,927)     (64,203)     (45,654)
  General and Administrative Expenses........    (14,844)     (16,705)     (30,624)     (34,708)
  Other Items(1).............................     (1,153)      (1,173)     (35,492)      (2,061)
                                                --------     --------     --------     --------
    EARNINGS BEFORE INTEREST AND TAXES.......     24,520       17,486        9,400       28,265

  Interest Income (Expense)..................      3,501      (11,634)      (3,585)     (23,752)
                                                --------     --------     --------     --------
    PRETAX EARNINGS..........................     28,021        5,852        5,815        4,513
  Income Tax (Provision) Benefit.............    (11,760)         611         (458)       3,523
                                                --------     --------     --------     --------
    NET INCOME...............................   $ 16,261     $  6,463     $  5,357     $  8,036

    RECURRING NET INCOME(2)..................   $ 16,261     $  6,463     $ 40,438     $  8,036

Operating Statistics:
  Natural Gas Liquids Processed (MBbls/d-
  Gross)
    Field Plants.............................       56.7         86.6         66.0         87.6
    Straddle Plants..........................       37.0         33.5         39.1         31.1
                                                --------     --------     --------     --------
                                                    93.7        120.1        105.1        118.7
                                                ========     ========     ========     ========
Barrels Received for Fractionation
  (MBbls/d)..................................      248.5        225.7        233.9        193.5

Natural Gas Liquids Sold (MBbls/d)...........      570.6        493.4        583.1        516.5

Average Commodity Prices:
  Henry Hub Natural Gas (First of Month)
  ($/MMBtu)..................................   $   3.44     $   2.16     $   2.98     $   1.95
  Crude Oil--Cushing ($/Bbl).................      25.12        15.10        25.67        12.75
  Average Mont Belvieu Price ($/Gal).........       0.49         0.31         0.51         0.27

------------------------

(1) Six-month ended June 30, 2000 results include a reasonable allocation of certain non-recurring charges which were incurred during the first quarter of 2000.

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

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    Dynegy Midstream Services reported recurring net income of $16.3 million in the second quarter of 2000 compared with recurring net income of $6.5 million in the same 1999 quarter. Recurring results of operations period-to-period were influenced by:

    - substantially improved natural gas liquids commodity prices,

    - increased worldwide demand,

    - a larger contribution of fee-based services,

    - lower operating costs,

    - lower depreciation costs due to the sale of certain non-strategic processing plants, and

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

                             DYNEGY ENERGY SERVICES

                                                      THREE MONTHS        SIX MONTHS ENDED
                                                     ENDED JUNE 30,           JUNE 30,
                                                   -------------------   -------------------
                                                     2000       1999       2000       1999
                                                   --------   --------   --------   --------
                                                               ($ IN THOUSANDS)
Operating Margin:
  Retail Operations..............................  $   367    $    --    $   391    $    --
Equity Investments...............................   (1,219)    (2,439)     4,551     (3,088)
                                                   -------    -------    -------    -------
    SUBTOTAL--FINANCIAL CONTRIBUTION.............     (852)    (2,439)     4,942     (3,088)

  Depreciation(1)................................       --         --       (227)        --
  General and Administrative Expenses............   (2,161)        --     (4,965)        --
  Other Items(1).................................      445         --        408         --
                                                   -------    -------    -------    -------
    EARNINGS (LOSS) BEFORE INTEREST AND TAXES....   (2,568)    (2,439)       158     (3,088)

  Interest Income/(Expense)......................      678         --       (112)        --
                                                   -------    -------    -------    -------
    PRETAX EARNINGS (LOSS).......................   (1,890)    (2,439)        46     (3,088)
  Income Tax (Provision) Benefit.................      778        855        (17)     1,082
                                                   -------    -------    -------    -------
    NET INCOME (LOSS)............................  $(1,112)   $(1,584)   $    29    $(2,006)
                                                   =======    =======    =======    =======
    RECURRING NET INCOME (LOSS)(2)...............  $(1,112)   $(1,584)   $   216    $(2,006)
                                                   =======    =======    =======    =======

------------------------

(1) Six-month ended June 30, 2000 results include a reasonable allocation of a pre-tax non-recurring charges which were incurred during the first quarter of 2000.

(2) Recurring net income (loss) reflects the allocation of the item described in
    (1) above.

THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    Dynegy Energy Services reported a recurring net loss of $1.1 million for the three-month period ended June 30, 2000, compared with a recurring net loss of $1.6 million in the 1999 period. This segment was formed effective with the acquisition of Illinova and is engaged in the marketing of retail energy products and services through direct marketing and strategic alliances with regional market leaders. Dynegy's goal is to form a North American network of regional retail energy alliances while building upon Illinova's retail operations, which included three distinct strategies: commercial & industrial and retail commodity sales and services; non-commodity energy related products and services; and, energy information software products.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    Dynegy Energy Services reported recurring net income of $216,000 for the six-month period ended June 30, 2000, compared with a recurring net loss of $2.0 million in the 1999 period. Improved earnings reflect positive results in 2000 related to the segment's interests in its midwest and southeast retail alliances.

OPERATING CASH FLOW

    Cash flow from operating activities totaled $192.7 million for the six-month period ended June 30, 2000, compared to $118.5 million reported in the same 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein and changes in working capital. Changes in other working capital accounts, which include trade receivables and payables, prepayments and other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

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

                                                       DYNEGY HOLDINGS INC.

                                                       By:          /s/ BRADLEY P. FARNSWORTH
                                                            -----------------------------------------
                                                                      Bradley P. Farnsworth
                                                               SENIOR VICE PRESIDENT AND CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

Date: November 27, 2000