Form 10-Q/A
period 2000-09-30
DYNEGY HOLDINGS INC
filed 2000-12-05
CIK 1105055

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

                              DYNEGY HOLDINGS INC.
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

          Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets:
              September 30, 2000 and December 31, 1999................      3
          Condensed Consolidated Statements of Operations:
              For the three-months ended September 30, 2000 and
              1999....................................................      4
          Condensed Consolidated Statements of Operations:
              For the nine-months ended September 30, 2000 and 1999...      5
          Condensed Consolidated Statements of Cash Flows:
              For the nine-months ended September 30, 2000 and 1999...      6
          Notes to Condensed Consolidated Financial Statements........      7

          Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS................     16

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings..................................     34

          Item 6.  Exhibits and Reports on Form 8-K...................     34

                              DYNEGY HOLDINGS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $    59,808     $   45,230
Accounts receivable, net....................................     2,731,315      1,992,450
Accounts receivable, affiliates.............................       117,215         48,966
Inventories.................................................       292,585        271,884
Assets from risk management activities......................     2,278,199        379,833
Prepayments and other assets................................        83,088         66,717
                                                               -----------     ----------
                                                                 5,562,210      2,805,080
                                                               -----------     ----------
PROPERTY, PLANT AND EQUIPMENT...............................     5,211,071      2,575,100
Less: accumulated depreciation..............................      (537,471)      (557,219)
                                                               -----------     ----------
                                                                 4,673,600      2,017,881
                                                               -----------     ----------
OTHER ASSETS:
Investments in unconsolidated affiliates....................       769,466        627,335
Accounts receivable, affiliates.............................       669,104             --
Assets from risk management activities......................     1,261,595        452,913
Other assets................................................       596,851        621,962
                                                               -----------     ----------
    TOTAL ASSETS............................................   $13,532,826     $6,525,171
                                                               ===========     ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................   $ 2,395,320     $1,667,199
Accounts payable, affiliates................................       292,483        161,500
Accrued liabilities.........................................       289,952        184,013
Liabilities from risk management activities.................     1,970,603        334,080
Notes payable and current portion of long-term debt.........            --        191,731
                                                               -----------     ----------
                                                                 4,948,358      2,538,523
LONG TERM DEBT..............................................     1,574,162      1,299,333
OTHER LIABILITIES:
Liabilities from risk management activities.................     1,269,577        321,252
Deferred income taxes.......................................       359,139        335,190
Other long term liabilities.................................       419,231        418,102
                                                               -----------     ----------
                                                                 8,570,467      4,912,400
                                                               -----------     ----------
MINORITY INTEREST (NOTE 6)..................................       953,688        103,289
COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY
  TRUST.....................................................       200,000        200,000
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares
  authorized; 8,000,000 shares designated as Series A
  Participating Preferred Stock, 7,815,363 shares issued and
  outstanding at December 31, 1999..........................            --         75,418
Common stock, $0.01 par value, 400,000,000 shares
  authorized; 314,998,002 shares issued and outstanding at
  December 31, 1999.........................................            --          1,575
Additional paid-in capital..................................     2,235,947        973,000
Accumulated other comprehensive income (loss)...............        (9,472)            --
Retained earnings...........................................       549,788        277,074
Less: treasury stock, at cost; 2,401,400 shares at December
  31, 1999..................................................            --        (17,585)
Stockholder's equity........................................     1,032,408             --
                                                               -----------     ----------
                                                                 3,808,671      1,309,482
                                                               -----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............   $13,532,826     $6,525,171
                                                               ===========     ==========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Revenues....................................................  $7,546,851   $4,584,929
Cost of sales...............................................   7,378,761    4,426,115
                                                              ----------   ----------
    Operating margin........................................     168,090      158,814
Depreciation and amortization...............................      32,251       33,235
General and administrative expenses.........................      48,108       53,495
                                                              ----------   ----------
    Operating income........................................      87,731       72,084
Equity in earnings of unconsolidated affiliates.............     109,776       31,858
Other income................................................     120,892        8,414
Interest expense............................................     (21,262)     (22,039)
Other expenses..............................................     (38,848)     (10,725)
Minority interest in income of a subsidiary.................      (4,158)      (4,158)
                                                              ----------   ----------
Income before income taxes..................................     254,131       75,434
Income tax provision........................................      89,309       24,742
                                                              ----------   ----------
NET INCOME..................................................  $  164,822   $   50,692
                                                              ==========   ==========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues....................................................  $17,706,367   $10,790,659
Cost of sales...............................................   17,195,161    10,386,021
                                                              -----------   -----------
    Operating margin........................................      511,206       404,638
Depreciation and amortization...............................      114,636        96,273
General and administrative expenses.........................      155,498       150,128
                                                              -----------   -----------
    Operating income........................................      241,072       158,237
Equity in earnings of unconsolidated affiliates.............      171,889        60,145
Other income................................................      189,926        29,781
Interest expense............................................      (67,697)      (59,459)
Other expenses..............................................      (96,379)      (18,603)
Minority interest in income of a subsidiary.................      (12,497)      (12,474)
                                                              -----------   -----------
Income before income taxes..................................      426,314       157,627
Income tax provision........................................      153,601        50,888
                                                              -----------   -----------
NET INCOME..................................................  $   272,713   $   106,739
                                                              ===========   ===========

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..................................................  $  272,713   $ 106,739
Items not affecting cash flows from operating activities:
  Depreciation and amortization.............................      83,095      82,486
  Equity in earnings of affiliates, net of cash
    distributions...........................................    (138,354)    (18,571)
  Risk management activities................................    (122,200)    (65,079)
  Deferred income taxes.....................................     101,636      47,243
  Gain on sale of assets, net...............................    (108,663)     (8,935)
  Other.....................................................          --      13,053
Changes in assets and liabilities resulting from operating
  activities:
  Accounts receivable.......................................    (930,081)   (366,706)
  Inventories...............................................      (2,210)   (122,106)
  Prepayments and other assets..............................      10,441      74,438
  Accounts payable..........................................     959,574     354,784
  Accrued liabilities.......................................     (50,700)     25,123
Other, net..................................................      29,603     (25,711)
                                                              ----------   ---------
Net cash provided by operating activities...................     104,854      96,758
                                                              ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures........................................    (238,656)   (279,852)
Investment in unconsolidated affiliates, net................     (90,292)    (79,190)
Proceeds from asset sales...................................     804,434      16,650
Other, net..................................................          --     (42,398)
                                                              ----------   ---------
Net cash provided by (used in) investing activities.........     475,486    (384,790)
                                                              ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term borrowings..........................     318,149     397,488
Repayments of long-term borrowings..........................     (34,592)    (13,655)
Net payments on commercial paper and money market lines of
  credit....................................................    (183,518)   (109,397)
Affiliate transactions......................................    (669,104)         --
Other, net..................................................       3,303      13,566
                                                              ----------   ---------
Net cash (used in) provided by financing activities.........    (565,762)    288,002
                                                              ----------   ---------
Net change in cash and cash equivalents.....................      14,578         (30)
Cash and cash equivalents, beginning of period..............      45,230      28,367
                                                              ----------   ---------
Cash and cash equivalents, end of period....................  $   59,808   $  28,337
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

    The financial statements for the three- and nine-month periods ended September 30, 2000 have been restated for certain matters related to the consolidation process. Previously reported affiliated long term debt was $944.5 million and minority interest was $103.7 million as of September 30, 2000. Previously reported net income was $134.7 million and $242.6 million for the three- and nine-month periods ended September 30, 2000, respectively. In addition, previously reported net cash provided by operating activities was $114.2 million and net cash used in financing activities was $575.1 million for the nine-month period ended September 30, 2000. In order to preserve the nature and character of the disclosures as of November 14, 2000, the date on which the Form 10-Q for the interim periods ended September 30, 2000 was originally filed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect effects of the restatement.

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

NOTE 6--MINORITY INTEREST

    Reflected in the accompanying financial statements is the Company's investment in a limited liability company in which it has a managing interest. A third party investor contributed $850.0 million in exchange for a non-controlling, preferred interest that entitles them to an adjustable preferred return related to an investment in certain generating facilities. Such rate is currently 7.7%. The limited liability company is a separate legal entity from Dynegy and has separate assets, liabilities and business plans. Absent certain events, Dynegy has the option to acquire the minority investor's interest in the limited liability company. If Dynegy does not acquire the minority investor's interest before June 2010, the limited liability company will liquidate its assets and dissolve. The limited liability company is a consolidated entity and the third-party investor's interest in the limited liability company is reflected as a minority interest. Minority interest also includes third-party investments in certain other consolidated entities, principally relating to Dynegy Midstream Services ("DMS") operations. The net pre-tax results attributed to minority interest holders in consolidated entities is classified in other expenses in the accompanying statements of operations.

NOTE 7--COMMITMENTS AND CONTINGENCIES

    On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restating its breach of contract claim

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 7--COMMITMENTS AND CONTINGENCIES (CONTINUED) against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. While the Ninth Circuit has not yet scheduled this appeal for oral argument, it is estimated that oral argument will occur around February 2001.

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

NOTE 8--SEGMENT INFORMATION

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

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 8--SEGMENT INFORMATION (CONTINUED)
    Operating segment information for the three- and nine-month periods ended September 30, 2000 and 1999 is presented below.

         DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                   DMT          DMS       ELIMINATION      TOTAL
                                               -----------   ----------   -----------   -----------
                                                                 ($ IN THOUSANDS)
Unaffiliated revenues:
    Domestic.................................  $ 5,138,565   $1,277,412     $     --    $ 6,415,977
    Canadian.................................      573,199      356,764           --        929,963
    European.................................      200,911           --           --        200,911
                                               -----------   ----------     --------    -----------
                                                 5,912,675    1,634,176           --      7,546,851
                                               -----------   ----------     --------    -----------
Intersegment revenues:
    Domestic.................................      104,170      249,749     (353,919)            --
    Canadian.................................       36,858          153      (37,011)            --
    European.................................           --           --           --             --
                                               -----------   ----------     --------    -----------
                                                   141,028      249,902     (390,930)            --
                                               -----------   ----------     --------    -----------
    Total revenues...........................    6,053,703    1,884,078     (390,930)     7,546,851
                                               -----------   ----------     --------    -----------

Operating margin.............................      108,101       59,989           --        168,090

Depreciation and amortization................      (12,261)     (19,990)          --        (32,251)

Interest expense.............................       (6,757)     (14,505)          --        (21,262)

Other income (expense).......................       86,645       (4,601)          --         82,044

Equity earnings, net.........................      103,600        6,176           --        109,776

Income tax provision.........................      (84,392)      (4,917)          --        (89,309)

Net income...................................  $   156,987   $    7,835     $     --    $   164,822

Identifiable assets:
    Domestic.................................  $10,450,855   $1,968,510     $     --    $12,419,365
    Canadian.................................      538,193      183,078           --        721,271
    Europe...................................      392,190           --           --        392,190

Investment in unconsolidated affiliates......      610,735      158,731           --        769,466

Capital expenditures and investment in
  unconsolidated affiliates..................      (99,009)     (30,215)          --       (129,224)

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 8--SEGMENT INFORMATION (CONTINUED)
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

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 8--SEGMENT INFORMATION (CONTINUED)
       DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                   DMT          DMS       ELIMINATION      TOTAL
                                               -----------   ----------   -----------   -----------
                                                                 ($ IN THOUSANDS)
Unaffiliated revenues:
    Domestic.................................  $10,824,097   $3,680,723    $      --    $14,504,820
    Canadian.................................    1,402,293      799,997           --      2,202,290
    European.................................      999,257           --           --        999,257
                                               -----------   ----------    ---------    -----------
                                                13,225,647    4,480,720           --     17,706,367
                                               -----------   ----------    ---------    -----------

Intersegment revenues:
    Domestic.................................      137,596      676,511     (814,107)            --
    Canadian.................................       86,846        8,705      (95,551)            --
    European.................................           --           --           --             --
                                               -----------   ----------    ---------    -----------
                                                   224,442      685,216     (909,658)            --
                                               -----------   ----------    ---------    -----------
    Total revenues...........................   13,450,089    5,165,936     (909,658)    17,706,367
                                               -----------   ----------    ---------    -----------

Operating margin.............................      322,850      188,356           --        511,206

Depreciation and amortization................      (30,443)     (84,193)          --       (114,636)

Interest expense.............................      (50,095)     (17,602)          --        (67,697)

Other income (expense).......................      133,640      (40,093)          --         93,547

Equity earnings..............................      154,361       17,528           --        171,889

Income tax provision.........................     (148,226)      (5,375)          --       (153,601)

Net income...................................  $   259,521   $   13,192    $      --    $   272,713

Identifiable assets:
    Domestic.................................  $10,450,855   $1,968,510    $      --    $12,419,365
    Canadian.................................      538,193      183,078           --        721,271
    Europe...................................      392,190           --           --        392,190

Investment in unconsolidated affiliates......      610,735      158,731           --        769,466

Capital expenditures and investment in
  unconsolidated affiliates..................     (239,435)     (89,513)          --       (328,948)

                              DYNEGY HOLDINGS INC.

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 8--SEGMENT INFORMATION (CONTINUED)
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    For the quarter ended September 30, 2000, Dynegy realized net income of $164.8 million, compared with third quarter 1999 net income of $50.7 million. Third quarter 2000 recurring net income was $106.3 million, compared to third quarter 1999 recurring net income of $50.7 million. The third quarter 2000 amount includes a one-time pre-tax gain of $83.3 million ($58.5 million after-tax) on the disposition of Dynegy's non-operating equity interest in Accord Energy Ltd. ("Accord"), a U.K. gas marketing joint venture. Third quarter 2000 results were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The quarter benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. This quarter's results also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from improved commodity prices, higher worldwide demand, a larger contribution of fee-based services and lower expenses.

    Consolidated operating margin for the current quarter totaled
$168.1 million compared to $158.8 million for the same 1999 period. DMT contributed $108.1 million to third quarter 2000 consolidated operating margin compared to $75.5 million in the third quarter of 1999. The quarter benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. DMS contributed $60.0 million in third quarter 2000 operating margin compared to $83.4 million in the third quarter 1999. After eliminating the effect of non-strategic upstream asset sales, the increase in DMS operating margin was 18 percent.

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
                                                              ========     =======

    Interest expense totaled $21.3 million for the quarter ended September 30, 2000, compared to $22.0 million for the equivalent 1999 period. Accumulated distributions associated with trust preferred securities and preferred stock of wholly owned subsidiaries totaled $4.2 million for each of the quarters ended September 30, 2000 and 1999.

    Other income and expenses, net totaled $82.0 million in income in the quarter ended September 30, 2000 compared with expense of $2.3 million in the 1999 period. The third quarter 2000 amount includes a one-time pre-tax gain of $83.3 million on the disposition of Dynegy's non-operating equity interest in Accord. The 1999 and remaining 2000 amounts consisted of interest income, minority interests in consolidated subsidiaries and certain other income and expense items.

    The Company reported an income tax provision of $89.3 million for the three month period ended September 30, 2000, compared to an income tax provision of $24.7 million for the 1999 period. The effective rates approximated 35 and 33 percent in 2000 and 1999, respectively. In 1999, the difference from the aforementioned effective rates and the statutory rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles and permanent differences from the effect of certain foreign equity investments and state income taxes.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    For the nine-month period ended September 30, 2000, Dynegy realized net income of $272.7 million, compared with net income in the corresponding period in 1999 of $106.7 million. For the nine-month period ended September 30, 2000, Dynegy had recurring net income of $218.6 million compared to $101.0 million for the same period in 1999. Recurring 2000 results exclude the after-tax

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

gain on the disposition of a non-operating interest in Accord, the net after-tax effect of the sale of certain qualifying generation facilities and the after-tax effect of non-recurring charges incurred in the first quarter of the year. Recurring 1999 results exclude the after-tax effect of the sale of an investment. The results for the nine months ended September 30, 2000 were led by a strong performance in energy convergence operations, particularly in U.S. power and gas. The 2000 period benefited from nationwide volatility in both the power and gas markets, enabling Dynegy to leverage its geographically diverse asset portfolio with strong marketing, structured origination activity and term sales. Results for the nine-month period ended September 30, 2000 also reflect solid returns in Dynegy's natural gas liquids businesses, which continued to benefit from higher worldwide demand, a larger contribution of fee-based services and lower expenses.

    Consolidated operating margin for the nine months ended September 30, 2000 totaled $511.2 million compared to $404.6 million for the same 1999 period. DMT contributed $322.9 million to consolidated operating margin for the nine-month period ended September 30, 2000 compared to $216.4 million reported in the same period in 1999, an increase of 49 percent. DMS contributed $188.4 million in operating margin in the nine-month period ended September 30, 2000 compared to $188.3 million in the same period in 1999. After eliminating the effect of non-strategic upstream asset sales, the increase in DMS operating margin was 40 percent.

    Operating income increased $82.8 million period-to-period, reflecting the higher operating results from the convergence businesses. Improved operating results were partially offset by higher depreciation and amortization. Increases in depreciation and amortization expense in the nine-month period ended September 30, 2000 reflect impairment of certain natural gas liquids processing assets, continued expansion of the Company's asset base and operations, principally in the convergence businesses, and enhanced information technology infrastructure.

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
                                                              ========   =======

    Interest expense totaled $67.7 million for the nine-months ended
September 30, 2000, compared to $59.5 million for the equivalent 1999 period. The variance is attributable to the higher principal balances resulting from indebtedness incurred to finance strategic growth and higher interest rates on variable rate borrowings in the current period as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities and preferred stock of wholly owned subsidiaries totaled
$12.5 million for each of the nine-month periods ended September 30, 2000 and 1999.

    Other income and expenses, net totaled $93.5 million in income in the nine-month period ended September 30, 2000 compared with income of $11.2 million in the 1999 period. The components of other income and expense generally include the pre-tax non-recurring items previously discussed elsewhere herein, interest income, minority interest in consolidated subsidiaries and other similar income and expense items. Additionally, the 2000 period includes the non-recurring gain on the disposition of Accord, the sale of certain qualifying generation facilities and certain merger and impairment charges. The 1999 period also includes a gain on the sale of an investment.

    The Company reported an income tax provision of $153.6 million for the nine-month period ended September 30, 2000, compared to an income tax provision of $50.9 million for the 1999 period. The effective rates approximated 36 and 32 percent in 2000 and 1999, respectively. The difference from the statutory rate of 35 percent for the 1999 period results principally from permanent differences arising from the amortization of certain intangibles and permanent differences from the effect of certain foreign equity investments and state income taxes.

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                           DYNEGY MARKETING AND TRADE
                                ($ IN THOUSANDS)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   --------------------
                                                        2000       1999       2000        1999
                                                      --------   --------   ---------   --------
Operating Margin....................................  $108,101   $ 75,460   $ 322,850   $216,374

Equity Investments..................................   103,600     25,574     154,361     48,084
                                                      --------   --------   ---------   --------
        SUBTOTAL--FINANCIAL CONTRIBUTION............   211,701    101,034     477,211    264,458

    Depreciation and Amortization...................   (12,261)    (9,796)    (30,443)   (27,180)
    General and Administrative Expenses.............   (33,513)   (35,656)   (110,279)   (97,581)
    Other Items(1)(2)...............................    86,645        148     133,640     18,324
                                                      --------   --------   ---------   --------
        EARNINGS BEFORE INTEREST AND TAXES..........   252,572     55,730     470,129    158,021

    Interest Expense................................   (11,193)   (14,501)    (62,382)   (38,992)
                                                      --------   --------   ---------   --------
        PRETAX EARNINGS.............................   241,379     41,229     407,747    119,029
    Income Tax Provision............................   (84,392)   (14,453)   (148,226)   (44,122)
                                                      --------   --------   ---------   --------
NET INCOME..........................................  $156,987   $ 26,776   $ 259,521   $ 74,907

RECURRING NET INCOME(3).............................  $ 98,510   $ 26,776   $ 170,362   $ 69,142
                                                      --------   --------   ---------   --------

OPERATING STATISTICS:
    Natural Gas Marketing (Bcf/d)--
        Domestic Gas Marketing Volumes..............       7.6        6.1         7.3        6.4
        Canadian Gas Marketing Volumes..............       2.2        2.4         2.2        2.2
        United Kingdom Gas Marketing Volumes........       1.1        1.0         1.4        1.2
                                                      --------   --------   ---------   --------
                                                          10.9        9.5        10.9        9.8
                                                      --------   --------   ---------   --------
Electric Power Marketing--Million Megawatt Hours
  Sold..............................................      40.0       22.7        74.1       50.5

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Dynegy Marketing and Trade reported recurring segment net income of
$98.5 million for the three-month period ended September 30, 2000, compared with recurring net income of $26.8 million in the 1999 quarter. The third quarter 2000 recurring net income excludes the $58.5 million after-tax gain on the disposition of Dynegy's non-operating equity interest in Accord. Recurring results of operations period-to period were influenced by:

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

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    Dynegy Marketing and Trade reported recurring segment net income of $170.4 million for the nine-month period ended September 30, 2000, compared with recurring net income of $69.1 million for the nine-month period ended
September 30, 1999. Included in earnings for the nine months ended
September 30, 2000 are non-recurring items including an after-tax gain of $58.5 million relating to the disposition of Dynegy's non-operating equity interest in Accord, a reasonable allocation of after-tax gain of $33.8 million relating to the sale of certain qualifying facilities and an after-tax charge of $2.1 million related to merger costs. Included in earnings for the nine months ended September 30, 1999 is a non-recurring after-tax gain of $5.8 million related to the sale of an investment. Recurring results of operations period-to-period were influenced by the same factors impacting the aforementioned quarterly results.

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

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                           DYNEGY MIDSTREAM SERVICES
               ($ IN THOUSANDS, EXCEPT AVERAGE COMMODITY PRICES)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Operating Margin.....................................  $ 59,989   $ 83,354   $188,356   $188,264

Equity Investments...................................     6,176      6,284     17,528     12,061
                                                       --------   --------   --------   --------
        SUBTOTAL--FINANCIAL CONTRIBUTION.............    66,165     89,638    205,884    200,325

    Depreciation and Amortization(1).................   (19,990)   (23,439)   (84,193)   (69,093)
    General and Administrative Expenses..............   (14,595)   (17,839)   (45,219)   (52,547)
    Other Items(1)...................................    (4,601)    (2,459)   (40,093)    (7,146)
                                                       --------   --------   --------   --------
        EARNINGS BEFORE INTEREST AND TAXES...........    26,979     45,901     36,379     71,539

    Interest Expense.................................   (14,227)   (11,696)   (17,812)   (32,941)
                                                       --------   --------   --------   --------
        PRETAX EARNINGS..............................    12,752     34,205     18,567     38,598
    Income Tax Provision.............................    (4,917)   (10,289)    (5,375)    (6,766)
                                                       --------   --------   --------   --------
NET INCOME...........................................  $  7,835   $ 23,916   $ 13,192   $ 31,832

RECURRING NET INCOME(2)..............................  $  7,835   $ 23,916   $ 48,274   $ 31,832
                                                       --------   --------   --------   --------

OPERATING STATISTICS:
    Natural Gas Liquids Processed (MBbls/d--Gross)
        Field Plants.................................      55.1       83.6       62.4       86.4
        Straddle Plants..............................      34.2       45.7       37.4       35.9
                                                       --------   --------   --------   --------
Total Natural Gas Liquids Processed..................      89.3      129.3       99.8      122.3
                                                       --------   --------   --------   --------

Barrels Received for Fractionation (MBbls/d).........     253.1      230.8      240.3      205.9

Natural Gas Liquids Sold (MBbls/d)...................     520.8      499.0      562.3      510.6
Average Commodity Prices:
    Henry Hub Natural Gas (First of Month)
      ($/MMBtu)......................................  $   4.26   $   2.60   $   3.41   $   2.17
    Crude Oil--Cushing ($/Bbl).......................     30.52      19.68      27.29      15.06
    Average Mont Belvieu NGL Price ($/Gal)...........      0.56       0.40       0.53       0.31

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

                              DYNEGY HOLDINGS INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

           FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

OPERATING CASH FLOW

    Cash flow from operating activities totaled $104.9 million for the nine-month period ended September 30, 2000, compared to $96.8 million reported in the same 1999 period. Changes in operating cash flow reflect the operating results previously discussed herein, which affected changes in trade accounts receivable and payable. Changes in other working capital accounts which include prepayments and other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

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

    As previously mentioned, the Company routinely conducts business with subsidiaries of Dynegy Inc. that are not part of this consolidated group. As a result, the affiliate transactions are reflected as financing cash flows.

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

                                                       DYNEGY HOLDINGS INC.

Date: December 5, 2000                                 By:          /s/ BRADLEY P. FARNSWORTH
                                                            -----------------------------------------
                                                                     Bradley P. Farrnsworth,
                                                               SENIOR VICE PRESIDENT AND CONTROLLER
                                                              (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                                                       ACCOUNTING OFFICER)