Form 10-K405
period 2000-12-31
DYNEGY HOLDINGS INC
filed 2001-03-15
CIK 1105055

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-29311

                            ------------------------

                              DYNEGY HOLDINGS INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3248415
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

      1000 LOUISIANA, SUITE 5800
            HOUSTON, TEXAS                                    77002
    (Address of principal executive                         (Zip Code)
               offices)

      (713) 507-6400 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                             Name of exchange on which registered:
NONE                                             NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                Title of class:
                                      NONE

                            ------------------------

    All outstanding equity securities of Dynegy Holdings Inc. are held by its parent, Dynegy Inc.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

DOCUMENTS INCORPORATED BY REFERENCE. None.

REDUCED DISCLOSURE FORMAT. DYNEGY HOLDINGS INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DYNEGY HOLDINGS INC.
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I

Item 1.                 Business....................................................         1
Item 2.                 Properties..................................................        11
Item 3.                 Legal Proceedings...........................................        11
Item 4.                 Submission of Matters to a Vote of Security Holders.........        11

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................        11
Item 6.                 Selected Financial Data.....................................        11
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................        13
Item 7A.                Quantitative and Qualitative Disclosures About Market
                        Risk........................................................        27
Item 8.                 Financial Statements and Supplementary Data.................        29
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................        29

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........        29
Item 11.                Executive Compensation......................................        29
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................        29
Item 13.                Certain Relationships and Related Transactions..............        29

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................        30

Signatures..........................................................................        35

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

    Dynegy Holdings Inc. ("Dynegy" or the "Company") is a leading provider of energy solutions to customers in North America, the United Kingdom and Continental Europe. The Company's leadership position extends across the entire convergence value chain, from power generation and wholesale and direct commercial and industrial marketing and trading of power, natural gas, coal, emission allowances and weather derivatives to transportation, gathering and processing of natural gas liquids. Dynegy's strategy involves ownership or control of physical assets, which provide marketing, trading and arbitrage opportunities that occur across commodity products, geographic regions and over time. The Company executes this strategy across substantially all of its businesses.

    The Company is a wholly owned subsidiary of Dynegy Inc. Dynegy Inc. acquired Illinova Corporation ("Illinova") in the first quarter of 2000. As part of the acquisition of Illinova, the former Dynegy Inc., which was renamed Dynegy Holdings Inc., became a wholly owned subsidiary of a new holding company, Dynegy Inc. The assets, liabilities and operations of the former Dynegy Inc. before the acquisition became the assets, liabilities and operations of the Company after the acquisition.

    At the end of September 2000, Dynegy Inc. contributed Dynegy Midwest Generation ("DMG") to the Company. DMG owns and operates the fossil fuel generating assets formerly held by Illinois Power Company ("IP"), a wholly owned subsidiary of Illinova. The net contribution of approximately $2.2 billion was accounted for in a manner similar to a pooling of interests. As a result, DMG's results of operations are reflected in our results of operations for all of 2000, the period for which DMG was a wholly owned subsidiary of Dynegy Inc.

    The principal executive office of the Company is located at 1000 Louisiana, Suite 5800, Houston, Texas 77002, and the telephone number of that office is
(713) 507-6400. Dynegy and its affiliates maintain marketing and/or regional offices in Atlanta, Georgia; Boston, Massachusetts; Calgary, Alberta; Chicago, Illinois; Dallas, Texas; London, England; Midland, Texas; Montreal, Quebec; Oakville, Ontario; Oklahoma City, Oklahoma; Pleasanton, California; Tampa, Florida; and Washington D.C.

                                  DEFINITIONS

    As used in this Form 10-K, the abbreviations listed below are defined as follows:

    BCF                     Volume of one billion cubic feet.
    BCF/D                   Volume of one billion cubic feet per day.
    BTU                     British thermal unit--a measure of the amount of heat
                            required to raise the temperature of one pound of water one degree Fahrenheit.
    LPG                     Liquid petroleum gas.
    MBBLS/D                 Thousands of barrels per day.
    MCF                     Thousands of cubic feet.
    MMBTU                   Millions of Btu.
    MMCF/D                  Volume of one million cubic feet per day.
    MW                      Megawatts.
    NGLS                    Natural gas liquids.

                               SEGMENT DISCUSSION

    The Company has two reportable business segments: Dynegy Marketing and Trade and Dynegy Midstream Services.

DYNEGY MARKETING AND TRADE SEGMENT

    GENERAL. This segment is actively engaged in value creation through marketing and trading of natural gas, power, coal, emission allowances and the generation of electricity principally under the name Dynegy Marketing and Trade ("DMT"). Dynegy is pursuing an integrated wholesale energy business approach based on execution of an energy convergence strategy. This strategy exploits the marketing, trading and arbitrage opportunities existing in the natural gas and power markets that are enhanced by the control and optimization of related physical assets. The combination of a portfolio of strategic generation assets and a diverse gas and power marketing franchise allows for extraction of value resulting from arbitrage opportunities occurring across energy products, across geographic regions and over time. The Company refers to this synergistic relationship between merchant generation capacity and energy marketing and trading as the "Merchant Leverage Effect."

                                   [GRAPHIC]

    Dynegy views its gas and power marketing and power generation businesses as an integrated unit. Control of merchant generation, or "Btu Conversion" capacity, when coupled with the Company's national wholesale gas and power marketing franchise, creates a wide range of value-creation opportunities benefiting both the Company and its customers. Dynegy's wholesale marketing and trading franchise adds value to its generation assets by providing national market access, market infrastructure and intelligence, risk-management and arbitrage opportunities, fuel management and procurement expertise and transmission expertise for inputs (gas, coal and fuel oil) and outputs (power). Generation capacity adds value to the Company's wholesale marketing and trading franchise by providing an outlet/market for gas and coal supplies, a source of reliable power supply and an enhanced ability to structure innovative new products and services for customers.

    Dynegy will seek to replicate its vision of the domestic convergence businesses throughout Canada, the United Kingdom, Continental Europe and other markets as those markets open up to greater competition. Such convergence is subject to the unique attributes associated with any market deregulation in those areas. The Company maintains energy marketing and trading operations in Canada, the United Kingdom and Continental Europe and is continuing to assess local, regional and national markets, regulatory environments and other factors in order to support and direct future investment.

    NATURAL GAS PURCHASES. Dynegy has the obligation to purchase at various index prices and the right to market substantially all of the natural gas produced or controlled by Chevron U.S.A. Inc.

("Chevron") in the United States (except Alaska). The Chevron relationship provides the Company with a significant, stable supply of natural gas which, when combined with gas supplies available from its network of other supply sources, allows it to effectively manage gas supplies and reduces the risk of short-term supply shortages during periods of peak demand.

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

    NATURAL GAS SALES. The Company sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. The Company's wholesale customer base consists primarily of gas and electric utilities and industrial and commercial end users and marketers of natural gas. For the year ended December 31, 2000, the Company sold an aggregate average of 10.9 Bcf/d of natural gas.

    NATURAL GAS STORAGE. Natural gas storage capacity plays an important role in the Company's ability to act as a full-service natural gas marketer by allowing it to manage relatively constant gas supply volumes with uneven demand levels. Through the use of its storage capabilities, the Company offers peak delivery services to satisfy winter heating and summer electric-generating demands. Storage inventories also provide performance security or "backup" service to the Company's customers. The Company, at various times, leases short-term and long-term firm and interruptible storage.

    POWER. Dynegy markets electricity and power products and services, providing a 24-hour-a-day resource for the sale and purchase of power through access to wholesale markets throughout North America. The Company helps generation customers manage and optimize their fuel supplies, optimize generation assets and capacity utilization and maximize energy conversion and tolling opportunities. In addition, the Company provides market aggregation and sales assistance and risk-management services and strategies. The Company will, at times, contract for transmission capacity over regulated transmission lines in order to facilitate regional movements of power. In 2000, Dynegy sold
109.1 million megawatt-hours of electricity.

    At December 31, 2000, Dynegy had interests in power projects in operation, under construction, in development or pending acquisition, having gross capacity of over 13,000 MW of electricity. These power plants are located in California, Florida, Georgia, Illinois, Kentucky, Louisiana, Michigan, Nevada, New York, North Carolina, Texas and Virginia. The Company's generation assets include projects that are Exempt Wholesale Generators ("EWGs") (including "Merchant Plants") or Qualifying Facilities ("QFs"). A Merchant Plant operates independently from designated power purchasers, and, as a result, will generate and sell power to the market when electricity sales prices exceed the cost of production. Merchant Plants provide flexibility to the Company in executing its energy convergence strategy. A QF is operated under laws outlined in the Public Utilities Regulatory Policies Act of 1978 ("PURPA"), by the Federal Energy Regulatory Commission ("FERC") and by certain state legislatures, and typically sells the power it generates to a single power purchaser. The combined gross capacity of owned facilities in operation at December 31, 2000 approximated 9,700 MW of electricity. These facilities are fueled by gas, coal, wind, heavy fuel oil or some combination thereof. In 2000, there were 29 external customers who bought power generated from the plants owned or controlled by Dynegy. Approximately 80 percent of power generation revenues were received from three of these customers. Further, purchases from two suppliers accounted for approximately 29 percent of purchases made by the power plants.

    In addition to ownership and operation of generating capacity, the Company may, at times, provide services to affiliate ventures in the areas of project development, engineering, regulatory and environmental affairs, operating and maintenance services, business management and fuel supply.

    RETAIL. Deregulation of the retail gas and power markets is evolving to encourage greater competition and access to markets. Dynegy's retail gas and electric strategy is to strengthen key customer relationships by forming a number of regional retail gas and power alliances, which mitigates the large capital investment and financial risks necessitated by other national retail marketing strategies. The combination of Dynegy's low-cost energy supply (gas and power) with a regional utility's large, installed customer base and local name recognition positions each alliance to capture a significant portion of the local gas and power market when those markets fully open to competition.

DYNEGY MIDSTREAM SERVICES SEGMENT

    GENERAL. During 2000, Dynegy Midstream Services ("DMS") continued its commitment to operating principles that address cost control, strategic asset management, supply reliability, risk-management and culture. This commitment has led to highly competitive, safe and environmentally sound operations.

    This segment consists primarily of the Company's North American midstream liquids operations and global LPG transportation and NGL marketing operations, located primarily in Houston and in London. North American midstream liquids operations are actively engaged in gathering and processing natural gas and transportation, fractionation, storage and marketing of NGLs. Dynegy has captured significant cost and operating efficiencies as well as attractive returns on services provided to the market through the independent ownership and operation of these assets. Dynegy's vertically integrated NGL infrastructure extracts profit throughout the value chain extending from inlet natural gas volumes gathered from the world's producing horizons to marketing NGLs to wholesalers and end users throughout the world.

                                   [GRAPHIC]

    During 2000, DMS completed its asset divestiture strategy, which included the sale of all Mid-continent assets and the domestic crude oil marketing and trade business. Additionally, it was announced that the Company's Canadian midstream assets will be sold in the first quarter of 2001.

    DMS is now positioned to maximize earnings from its vertically integrated core gas gathering, processing and downstream assets. Similar to DMT's convergence strategy, ownership and control of upstream processing and downstream fractionation, storage and transportation assets provide trading and arbitrage opportunities to DMS' NGL marketing and trading business. DMS' management, people and capital resources are aligned and focused on exploiting growth opportunities in all core areas, including the high-growth Gulf of Mexico region and areas outside North America.

                                   [GRAPHIC]

    The Company is a recognized industry leader in substantially all midstream component businesses, ranging from natural gas processing to marketing NGLs to end users. After concluding the strategic Mid-continent asset sale, Dynegy is the sixth largest processor of natural gas in the United States.

    NATURAL GAS GATHERING AND PROCESSING. The natural gas processing industry is a major oil and gas industry segment, providing the necessary service of refining raw natural gas into marketable, pipeline quality natural gas and NGLs. The Company owns interests in 26 gas processing plants, including 16 plants it operates, as well as associated and stand-alone natural gas gathering pipeline systems. These assets are primarily located in key producing areas of Louisiana, New Mexico and Texas. During 2000, the Company processed on average 2.1 Bcf/d of natural gas and produced on average 97 thousand barrels per day of NGLs, net to the Company's interest.

    Dynegy has the right to process substantially all of Chevron's processable natural gas in those geographic areas where it is economically feasible for Dynegy to provide such service.

    Dynegy's natural gas processing services are provided at two types of plants, referred to as field and straddle plants. Field plants aggregate volumes from multiple producing wells into quantities that can be economically processed to extract NGLs and to remove water vapor, solids and other contaminants. Straddle plants are situated on mainline natural gas pipelines and allow operators to extract NGLs from a natural gas stream when the market value of NGLs separated from the natural gas stream is higher than the market value of the same unprocessed natural gas.

    FRACTIONATION. Liquids removed from natural gas at processing plants are generally in the form of a commingled stream of light liquid hydrocarbons (raw product). The commingled NGLs are separated at fractionation facilities into component products of ethane, propane, normal butane, isobutane and natural gasoline. The Company has ownership interests in three stand-alone fractionation facilities: two in Mont Belvieu, Texas and one in Lake Charles, Louisiana. The Company operates the Louisiana facility and one of the Mont Belvieu facilities. During 2000, these facilities fractionated an aggregate average of 224 thousand gross barrels per day.

    NGL TRADING AND WHOLESALE MARKETING. During 2000, the Company sold approximately 565 thousand barrels per day of NGLs to nearly 800 customers. In 2000, approximately 19 percent of the Company's NGL purchases and approximately 27 percent of NGL sales were made with Chevron or one of its affiliates.

    The Company markets its own NGL production and also purchases NGLs from third parties for resale throughout the world. NGL trading sold approximately 363 thousand barrels per day of NGLs in North America in 2000. NGL trading extracts premiums from markets relying on processing and fractionating assets and performs commodity price risk-management activities. In 2000, Wholesale Marketing delivered 100 thousand barrels per day of LPG on average and provided other services to end markets, such as refineries and retailers of NGLs.

    Dynegy also markets and trades LPG worldwide via chartered large-hull ships. In 2000, 102 thousand barrels per day of LPG was marketed and traded by this business. These operations acquire, market and trade product from producing areas in the North Sea, West Africa, Algeria and the Arabian Gulf as well as from the U.S. Gulf Coast region. Dynegy expects continued expansion of this international business through development of facilities in existing producing areas as well as in developing downstream markets.

    TRANSPORTATION OPERATIONS. The Company has developed a strategic mix of gas liquids transportation infrastructure that services product delivery needs of its worldwide liquids trading and wholesale marketing businesses. In the U.S., the Company owns over 9,700 miles of gas gathering and gas liquids pipelines, primarily in the Arklatex, Gulf Coast and Permian Basin regions. It also owns or leases approximately 1,700 railcars and owns or leases 72 tank trucks and 29 pressurized barges. These assets are deployed to serve its wholesale distribution terminals, Gulf Coast fractionators, underground storage facilities, pipeline injection terminals, and many of the nation's crude oil refineries. The Company's large-scale marine terminals are located in Texas, Florida and Louisiana, offering importers and wholesalers a variety of methods for transporting products to the marketplace. Dynegy controls over 60 million barrels of underground liquids storage capacity in Texas, Louisiana, and Mississippi, providing customers with the ability to store, trade, buy and sell specification products. The Company charters three VLGC (Very Large Gas Carriers), totaling more than 130,000 tons of capacity, which support its worldwide marketing and trading activities. Two newly built VLGC are committed to charter and scheduled for 2001 and 2002 delivery.

                                  COMPETITION

    Dynegy faces strong competition relating to the energy industry in the development of new electricity generating plants, the acquisition of existing generating facilities and the marketing and transportation of related commodities. The Company's primary competition is with energy marketing and trading companies as well as entities vying for market share in the deregulating domestic electricity generating and marketing industries. As a result of expanding energy operations in Europe, Dynegy also is experiencing competition in these markets from companies having substantial financial and intellectual resources.

    Dynegy competes in its energy marketing and trading businesses with international, national and regional full-service energy providers, merchants, producers and pipelines for sales based on its ability to aggregate competitively priced supplies from a variety of sources and locations and to utilize efficient transportation. Further, Dynegy believes that technological advances in executing transactions will differentiate the competition in the near term. Operationally, Dynegy believes its ability to remain a low-cost merchant and to effectively combine value-added services, competitively priced supplies and price risk-management services will determine its level of success in its marketing and trading operations.

    The demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired generation and power generating facilities which are often fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The Company's power generation business competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects. The trend towards deregulation in the U.S. electric power industry has resulted in a highly competitive market for acquisition or development of domestic power generating facilities. As the nation's regulated utilities seek non-regulated investments and states move toward retail electric competition, these trends can be expected to continue for the foreseeable future.

    The Company's NGL marketing businesses face significant competition from a variety of competitors including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local gas gatherers, processors, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation, marketing of NGLs, crude oil, residue gas, condensate and sulfur and transportation of natural gas, NGLs and crude oil. Competition typically arises as a result of the location and operating efficiency of facilities, the reliability of services and price and delivery capabilities. Dynegy's leadership position in this industry provides unique opportunities to extract value from its investments. The Company believes it has the infrastructure, long-term marketing abilities, financial resources and management experience to enable it to compete effectively.

    Dynegy believes its intellectual capital, technological advances, financial condition and access to capital markets will play an increasing role in distinguishing the Company from many of its competitors.

                                   REGULATION

    GENERAL. The Company is subject to regulation by various federal, state, local and foreign agencies, including the regulations described below. Although significant capital expenditures may be required to comply with these regulations, such compliance has not materially adversely affected the Company's historical earnings or competitive position.

    NATURAL GAS REGULATION. The transportation and sale for resale of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act of 1938, as amended ("NGA"), and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended ("NGPA"). The rates charged by interstate pipelines, including those owned by the Company, for interstate transportation and storage services also are regulated by the FERC.

    In the first quarter of 2000, the FERC issued Order No. 637, which introduced several measures to increase competition for interstate pipeline transportation services. Interstate pipelines began implementation of the new regulations in May 2000. Order No. 637 has not adversely affected, and is not expected to adversely affect, the Company's operations.

    Certain federal and provincial regulatory authorities require parties to transactions involving natural gas exports to hold export or removal permits. The Company's indirect wholly owned Canadian subsidiary, Dynegy Canada Inc., holds various Canadian and U.S. permits for such purposes. In the United Kingdom, the natural gas business is subject to regulation by the Office of Gas Supply.

    GAS PROCESSING. Dynegy's gas processing operations could become subject to FERC regulation under certain circumstances. The FERC has traditionally maintained that a processing plant is not a facility for transportation or sale for resale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the NGA. Dynegy believes its gas processing plants are primarily involved in removing NGLs and, therefore, are exempt from FERC jurisdiction. Nevertheless, the FERC has made no specific finding as to Dynegy's gas processing plants. In addition, certain facilities downstream of processing plants are being considered for use in transporting gas between pipelines, which may invoke FERC's jurisdiction. Such jurisdiction likely would apply to the downstream facility as a pipeline, however, and not to the plants themselves.

    GAS GATHERING. The NGA exempts gas gathering facilities from the jurisdiction of the FERC, while interstate transmission facilities remain subject to FERC jurisdiction. Dynegy believes its gathering facilities and operations meet the current tests used by the FERC to determine nonjurisdictional gathering facility status, although the FERC's articulation and application of such tests have varied over time. No assurance can be given that all of Dynegy's gas gathering facilities will remain classified as such and, therefore, exempt from FERC or other regulation.

    ELECTRICITY MARKETING REGULATION. The Company's electricity marketing operations are regulated by the Federal Power Act ("FPA") and the FERC with respect to rates, terms and conditions of services and certain reporting requirements. Current FERC policies permit marketing and trading entities to market electricity at market-based rates.

    In December 1999, the FERC issued Order No. 2000, which addressed a number of issues relating to the regional transmission of electricity. In particular, Order No. 2000 provided for regional transmission organizations ("RTOs") to control the transmission facilities within a particular region. The impact of these new RTOs on the Company's electricity marketing operations cannot be predicted.

    POWER GENERATION REGULATION. The Company's cogeneration and independent power production operations are subject to regulation by the FERC under PURPA with respect to rates, the procurement and provision of certain services and operating standards. The Company's independent power production operations are subject to regulation under the FPA and the Energy Policy Act of 1992 and have received authority from FERC to sell at market-based rates.

    The FPA grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce. Although facilities deemed QFs under PURPA are exempt from ratemaking and certain other provisions of the FPA, non-QF independent power projects and certain power marketing activities are subject to the FPA and the FERC's ratemaking jurisdiction. All of the projects currently owned or operated by Dynegy as QFs under PURPA are exempt from the FPA. Dynegy's independent power projects that are not QFs have, however, been granted market-based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interests in such projects. In limited markets where Dynegy owns generation facilities, specifically, California and New York, the FERC has from time to time approved temporary price caps on wholesale power sales.

    Dynegy's international power generation and transmission projects are subject to various national, provincial and local regulations, worldwide environmental standards and other requirements. The development of international power generation and transmission projects also may entail other multi-national regulatory considerations arising under United States law, including export/import controls, trade laws and other similar legislation.

    STATE REGULATORY REFORMS. The Company's gas and power marketing and power generation businesses are subject to various regulations from the states in which they operate. Proposed reforms to these regulations are proceeding in several states, including California, the results of which could effect the Company's operations. While the impact of these regulations and reforms on the Company's businesses cannot be predicted with certainty, the Company does not believe that any such matters will have a material adverse effect on the Company's earnings or competitive position.

                        ENVIRONMENTAL AND OTHER MATTERS

    Dynegy's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Development of projects in international markets creates exposure and obligations to the national, provincial and local laws of each host country, including environmental standards and requirements imposed by these governments. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. The Company's environmental expenditures have not been prohibitive in the past, but are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets operated by the Company subject to environmental regulation. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on the Company's operations or its financial condition.

    The vast majority of federal environmental remediation provisions are contained in the Superfund laws--the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act ("SARA") and in the corrective action provisions of the Federal Resource Conservation and Recovery Act ("RCRA"). Typically, the U.S. Environmental Protection Agency ("EPA") acts pursuant to Superfund legislation to remediate facilities that are abandoned or inactive or whose owners are insolvent; however, the legislation may be applied to sites still in operation. Superfund law imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a facility and companies that disposed, or arranged for the disposal, of the hazardous substance found at a facility. CERCLA also authorizes the EPA and, in certain instances, private parties to take actions in response to threats to public health or the environment and to seek recovery for the costs of cleaning up the hazardous substances that have been released and for damages to natural resources from such responsible party. Further, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. RCRA provisions apply to facilities that have been used to manage or are currently managing hazardous waste and which are either still in operation or have recently been closed. As amended, RCRA requires facilities to remedy any releases of hazardous wastes or hazardous waste constituents at waste treatment, storage or disposal facilities.

    The addition of fossil fuel-fired electric generation to Dynegy's portfolio, acquired in the Illinova acquisition, increases Dynegy's exposure to environmental regulation, as well as anticipated increased expenditures for remediation requirements and capital costs associated with Clean Air Act requirements and other federal and state legislation. Although the impact cannot be predicted with certainty, these expenditures are not anticipated to have a material adverse effect on Dynegy's operations or financial condition.

    In connection with discrete asset acquisitions and sales, Dynegy may obtain or be required to provide indemnification against certain environmental liabilities. These indemnities are typically limited in scope and time period. To minimize its exposure for such liabilities, environmental audits of the assets Dynegy wishes to acquire are made, either by Dynegy personnel, outside environmental consultants, or a combination of the two. The Company has not heretofore incurred any material environmental liabilities arising from its acquisition or divestiture activities. The incurrence of a material environmental liability, and/or the failure of an indemnitor to meet its indemnification obligations with respect thereto, could have a material adverse effect on Dynegy's operations and financial condition.

    Subject to resolution of the complaints filed by the EPA and the Department of Justice ("DOJ") against Dynegy Midwest Generation, which are described in
Item 8, Financial Statements and Supplementary Data, Note 11, management believes that it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental statutes, regulations, orders and rules. Further, to the best of management's knowledge, other than the previously referenced complaints, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to the Company's assets or pertaining to any indemnification obligations with respect to properties previously owned or operated by the Company, which would have a material adverse effect on the Company's operations and financial condition. Dynegy's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment approximated $14.3 million in 2000 compared to approximately
$3.6 million in 1999. The increase from the prior year is primarily due to increased ownership and control of generation assets as a result of the Illinova acquisition. Total environmental expenditures for both capital and operating maintenance and administrative costs are estimated to approximate $54 million in 2001.

    In addition to environmental regulatory issues, the design, construction, operation and maintenance of the Company's pipeline facilities are subject to the safety regulations established by the Secretary of the Department of Transportation pursuant to the Natural Gas Pipeline Safety Act ("NGPSA"), or by state regulations meeting the requirements of the NGPSA, or to similar statutes, rules and regulations in Canada. The Company believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

    The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable federal, state and provincial statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of SARA and similar state statutes require that information be organized and maintained about hazardous materials used or produced in the Company's operations. Certain of this information must be provided to employees, state and local government authorities and citizens. The Company believes it is currently in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

                        OPERATIONAL RISKS AND INSURANCE

    Dynegy is subject to all risks inherent in the various businesses in which it operates. These risks include, but are not limited to, explosions, fires and product spillage, which could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or pollution of the environment, as well as curtailment or suspension of operations at the affected facility. Dynegy maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risks. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. The occurrence of a significant event not fully insured or indemnified against, and/or the failure of a party to meet its indemnification obligations, could materially and adversely affect Dynegy's operations and financial condition. Moreover, no assurance can be given that Dynegy will be able to maintain insurance in the future at rates it considers reasonable.

    The Company has designated two of its subsidiaries to assist in the management of certain liabilities principally relating to environmental, litigation and credit reserves. Together with the involvement of third parties whose primary consideration will be based on the realization of savings by the Company, the subsidiaries will attempt to find new ways to handle these costs in a more efficient manner.

ITEM 2. PROPERTIES

    A description of the Company's properties is included in Item 1, Business, and is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

    See Item 8, Financial Statements and Supplementary Data, Note 11, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    All of Dynegy Holdings Inc.'s outstanding equity securities are held by its parent, Dynegy Inc. There is no established trading market for such securities and they are not traded on any exchange.

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

                            SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                    2000          1999          1998          1997          1996
                                 -----------   -----------   -----------   -----------   ----------
                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA(1):
  Revenues.....................  $27,938,389   $15,429,976   $14,257,997   $13,378,380   $7,260,202
  Operating margin.............    1,020,503       543,875       428,687       385,294      369,500
  General and administrative
    expenses...................      237,556       200,717       185,708       149,344      100,032
  Depreciation and amortization
    expense....................      234,480       129,458       113,202       104,391       71,676
  Asset impairment, abandonment
    severance and other
    charges....................           --            --         9,644       275,000           --
  Net income (loss)............  $   445,860   $   151,849   $   108,353   $  (102,485)  $  113,322
CASH FLOW DATA:
  Cash flows from operating
    activities.................  $   364,340   $     8,839   $   250,780   $   278,589   $  (30,954)
  Cash flows from investment
    activities.................     (716,501)     (318,664)     (295,082)     (510,735)    (111,140)
  Cash flows from financing
    activities.................      338,704       326,688        49,622       204,984      176,037
OTHER FINANCIAL DATA:
  EBITDA(3)....................  $ 1,027,855   $   450,780   $   363,517   $   291,899   $  289,023
  Dividends or distributions to
    partners, net..............           --        (8,115)       (7,988)       (7,925)      (6,740)
  Capital expenditures,
    acquisitions and
    investments(4).............     (704,644)     (448,522)     (478,464)   (1,034,026)    (859,047)

                                                            DECEMBER 31,
                                 ------------------------------------------------------------------
                                    2000          1999          1998          1997          1996
                                 -----------   -----------   -----------   -----------   ----------
                                                          ($ IN THOUSANDS)
BALANCE SHEET DATA(2):
Current assets.................  $ 9,758,898   $ 2,805,080   $ 2,117,241   $ 2,018,780   $1,936,721
Current liabilities............    8,902,787     2,538,523     2,026,323     1,753,094    1,548,987
Property and equipment, net....    4,790,951     2,017,881     1,932,107     1,521,576    1,691,379
Total assets...................   17,804,930     6,525,171     5,264,237     4,516,903    4,186,810
Long-term debt.................    1,373,678     1,333,926     1,046,890     1,002,054      988,597
Total equity...................    4,076,335     1,309,482     1,128,063     1,019,125    1,116,733

------------------------

(1) The results of DMG are included in the 2000 financial data for the entire year. The net contribution from Dynegy Inc. of approximately $2.2 billion was accounted for in a manner similar to a pooling of interests. The Destec acquisition, which involved the acquisition of Destec Energy, Inc. effective July 1, 1997, was accounted for in accordance with the purchase method of accounting, and the results of operations attributed to the acquired business are included in the Company's financial statements and operating statistics beginning on the acquisition's effective date. The Chevron combination, which involved the contribution by Chevron of all of its midstream and certain other assets in exchange for Dynegy Common and Participating Preferred Stock and indebtedness was accounted for as an acquisition of assets under the purchase method of accounting, and the results of operations attributed to the acquired assets are included in the Company's financial statements and operating statistics effective
    September 1, 1996.

(2) The Destec acquisition and Chevron combination were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction.

(3) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented as a measure of the Company's ability to service its debt and to make capital expenditures. It is not a measure of operating results and is not presented in the Consolidated Financial Statements. The 1997 amount includes the non-cash portion of items associated with the $275 million impairment and abandonment charge.

(4) Includes all value assigned to the assets acquired in various business and asset acquisitions. The 1997 amount is before reduction for value received upon sale of Destec's foreign and non-strategic assets of approximately $735 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                COMPANY PROFILE

    Dynegy Holdings Inc. ("Dynegy" or the "Company") is a leading provider of energy solutions to customers in North America, the United Kingdom and Continental Europe. The Company's expertise extends across the entire convergence value chain, from power generation and wholesale and direct commercial and industrial marketing and trading of power, natural gas, coal, emission allowances, and weather derivatives to transportation, gathering and processing of NGLs.

    The Company is a wholly owned subsidiary of Dynegy Inc. Dynegy Inc. acquired Illinova Corporation ("Illinova") in the first quarter of 2000. As part of the acquisition of Illinova, the former Dynegy Inc., which was renamed Dynegy Holdings Inc., became a wholly owned subsidiary of a new holding company, Dynegy Inc. The assets, liabilities and operations of the former Dynegy Inc. before the acquisition became the assets, liabilities and operations of the Company after the acquisition.

    At the end of September 2000, Dynegy Inc. contributed Dynegy Midwest Generation ("DMG") to the Company. DMG owns and operates the fossil fuel generating assets formerly held by Illinois Power Company ("IP"), a wholly owned subsidiary of Illinova. The net contribution of approximately $2.2 billion was accounted for in a manner similar to a pooling of interests. As a result, DMG's results of operations are reflected in our results of operations for all of 2000, the period for which DMG was a wholly owned subsidiary of Dynegy Inc.

                               BUSINESS SEGMENTS

    Dynegy's operations are reported in two segments: Dynegy Marketing and Trade ("DMT") and Dynegy Midstream Services ("DMS"). DMT is actively engaged in value creation through marketing and trading of natural gas, power, coal and emissions allowances and the generation of electricity. DMS consists of the Company's North American midstream liquids operations, global liquefied petroleum gas transportation and NGL marketing operations.

                      BUSINESS RISK-MANAGEMENT ASSESSMENT

    Dynegy's operations and periodic returns are impacted by a myriad of factors, some of which may not be fully mitigated by risk-management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, operational risks, environmental risks, management estimations, strategic investment decisions, changes in competition and changes in regulation.

    The Company is exposed to commodity price variability related to substantially all core marketing and trading businesses. In addition, fuel requirements at its power generation and gas processing facilities introduce additional commodity price risk to the Company. Dynegy routinely utilizes fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

    - Manage and hedge its fixed-price purchase and sales commitments;

    - Provide fixed-price commitments as a service to its customers and suppliers;

    - Reduce its exposure to the volatility of cash market prices;

    - Protect its investment in storage inventories; and

    - Hedge fuel requirements at its gas processing and power generation facilities.

    Dynegy generally attempts to balance its fixed-price physical and financial purchase and sale commitments in terms of contract volumes and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market, within guidelines established by management and Dynegy's Board of Directors, resulting from the management of its portfolio. In addition, as a result of marketplace illiquidity and other factors, the Company may, at times, be unable to fully hedge its portfolio for certain market risks. Management continually monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures.

    Substantially all of the operations of the Company's world-wide gas marketing, power marketing and certain liquids marketing operations are accounted for under a mark-to-market accounting methodology. Under mark-to-market accounting, the Company records its energy trading activities at fair value as of each balance sheet date and recognizes the net gains or losses resulting from the revaluation of these contracts in its results of operations. In certain of these markets, long-term contract commitments may extend beyond the period in which market quotations for such contracts are available. The lack of long-term pricing liquidity requires the use of mathematical models to value these commitments.

    These mathematical models utilize historical market data and other factors to forecast future prices and are used to value commitments that reside outside liquid market quotations. As with pricing curves derived from quoted market prices, the application of forecasted pricing curves to contractual commitments may result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Although Dynegy believes that its mathematical models utilize state-of-the-art technology and pertinent industry data in forecasting long-dated pricing curves, there can be no assurance that actual cash returns will not vary materially from those estimated through application of such models.

    Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Inc. Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units and ensures compliance with Dynegy's risk-management policies. Risk measurement is also practiced daily against the Dynegy portfolios with Value at Risk, stress testing and scenario analysis on the commercial profiles.

    In addition to risks associated with price or interest rate movements, credit risk also is inherent in the Company's operations. Credit risk relates to the risk of loss resulting from nonperformance of contractual obligations by a counterparty. Dynegy maintains credit policies with regard to its counterparties, which management believes minimize its overall credit risk. However, there can be no assurance that such policies will protect the Company against all losses from nonperformance by counterparties.

    Dynegy's stated business strategy is to expand ownership or control of merchant generation capacity in select, regionally diverse markets. Dynegy believes that merchant generation capacity, which is designed principally to supply power to markets during periods of peak demand, offers the greatest flexibility in executing its strategy of an integrated gas and power marketing and power generation business. This strategy heightens the risk of volatility in periodic returns from the Company's generating assets by increasing its exposure to variability in anticipated demand resulting from:

    - Changing weather patterns;

    - Deregulation of the power markets;

    - Unexpected delays in industry-wide construction of new capacity;

    - Unforeseen supply constraints or bottlenecks resulting from transmission failures or other factors;

    - Unforeseen new technologies; and

    - Other similar factors.

    Dynegy's entire generation portfolio is subject to commodity price risk relating both to the price of electricity sold and the unhedged cost of the fuel used to generate the electricity. Additionally, in executing the Merchant Leverage Effect, the financial performance and cash flow derived from certain generating capacity (e.g., merchant peaking facilities) is impacted annually, either favorably or unfavorably, by changes in and the relationship between the costs of the commodity fueling the facilities and electricity prices, which in turn influences the volume of electricity generated by these assets.

    Finally, as Dynegy executes its strategic plan, the risk of earnings volatility may increase due to unanticipated generation capacity exposure. As a result of supply contracts routine in the industry, Dynegy's exposure relating to asset performance resides not only with owned and controlled assets, but also with third-party operated facilities. The volatility of earnings, either favorable or unfavorable, will likely be most profound during periods of peak demand when, and if, regional industry-wide generation capacity fails or is curtailed. The increasing emphasis on the physical generation of electricity as a percentage of Dynegy's overall portfolio and strategy may substantially alter Dynegy's earnings risk profile over time.

    Investment in generation assets may increase exposure to environmental and statutory laws and regulations. These exposures could result in increased capital improvement and/or environmental remediation expenditures to comply with governmental requirements. These expenditures could reduce the availability of discretionary capital to be employed in executing Dynegy's strategic plan.

    Operating results associated with natural gas gathering, processing and fractionation activities are sensitive to changes in natural gas and NGL prices and the availability of inlet volumes. Unhedged natural gas prices represent a variable cost fuel component in both the natural gas processing and fractionation businesses. Variability in NGL prices may impact revenue derived from the sale of liquids processed by our upstream operations. The impact from changes in NGL prices on these operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. In addition, similar to peaking electricity generating facilities, straddle processing plants are impacted by changes in, and the relationships between, natural gas and NGL prices, which in turn influences the volumes of gas processed at these facilities. Industry-wide fluctuations in straddle plant production creates variability in volumes available for fractionation, which in turn impacts, either favorably or unfavorably, the operating margin derived from our fractionation operations. Unilateral decisions made by producers to shut-in production or otherwise curtail workovers, reduce well maintenance activities and/or delay or cancel drilling activities, as a result of depressed commodity prices or other factors, negatively affects production available to the entire midstream industry. Because such decisions are based upon the pricing environment at any particular time, management cannot predict with precision the impact that such decisions may have on its business. Commodity price volatility may also affect operating margins derived from the Company's NGL marketing business.

    Many of the risks described above are outside the control of Dynegy, and, as a result, management's application of risk-management methods and/or state-of-the-art operating methods may not fully mitigate these exposures.

                                  SEASONALITY

    Dynegy's revenues and operating margin are subject to fluctuations during the year, primarily due to the impact certain seasonal factors have on sales volumes and the prices of natural gas, electricity and NGLs. Natural gas sales volumes and operating margin have historically been higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations and electricity generating facilities have higher volatility and demand, respectively, in the summer cooling months. These trends may change over time as demand for natural gas increases in the summer months as a result of increased gas-fired electricity generation. DMS' businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's business strategy has historically focused on acquisitions or construction of core operating facilities in order to capture significant synergies existing among these types of assets and Dynegy's natural gas, power and NGL marketing businesses. The Company's energy convergence strategies are focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses (a.k.a., "Merchant Leverage Effect"). For the foreseeable future, the Company's primary capital expenditure focus will be the acquisition and/or construction of merchant power generating assets that will enable the Company to fully realize the Merchant Leverage Effect of commercialization of these generating assets.

    Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. At December 31, 2000, the Company's various credit agreements totaled $1.4 billion. After consideration of outstanding commercial paper and letters of credit, the unused borrowing capacity under the credit agreements at December 31, 2000 approximated $1.1 billion. As of March 9, 2001, the unused borrowing capacity was $400 million. The change in capacity reflects the closing of the acquisition of generation facilities in the Northeast in January 2001.

    In March 2000, Dynegy issued $300 million of 8.125 percent Senior Notes due March 15, 2005. The net proceeds of $296.7 million from the sale were used to repay indebtedness of an affiliate. Interest is payable on the Senior Notes on March 15 and September 15 of each year.

    During 2000, the Company has successfully disposed of non-strategic, underperfoming assets and certain QFs for aggregate net proceeds of approximately $802 million. These dispositions were consistent with the Company's stated plan to finance the Illinova merger. The proceeds were first used to reduce commercial paper borrowings incurred by Dynegy Inc. in the acquisition of Illinova and then redeployed into new business ventures.

                                 OTHER MATTERS

    RECENT ACQUISITIONS. In the first quarter of 2001, we completed the acquisition of the Central Hudson power generation facilities in New York. The Central Hudson facilities consist of a combination of base load, intermediate and peaking facilities aggregating 1,700 MW. The facilities are located approximately 50 miles north of New York City. The purchase price for the Central Hudson facilities was $903 million, plus certain working capital adjustments.

    PENDING ACQUISITION. Dynegy and NRG Energy, Inc. have agreed to purchase 1,330 MW of power generation facilities from Sierra Pacific Resources, including the 740 MW gas-fired Clark generating station and 590 MW of the 605 MW, coal-fired Reid Gardner generating station. These facilities currently serve the growing Las Vegas, Nevada market. The asset purchase price is $634 million, subject to adjustments.

    Closing of this transaction is subject to approval by various state and federal regulatory bodies, which primarily include the Public Utility Commission of Nevada, the United States Department of Justice Antitrust Division and the FERC. In early March 2001, in response to the power impasse in the western United States, the Public Utilities Commission of Nevada announced a decision to begin proceedings to prevent the sale of generating assets in the state. Given the regulatory environment in Nevada, there can be no assurance appropriate approvals will be received and that the purchase will be consummated.

    ACQUISITION, CONSTRUCTION PROJECTS AND OTHER. Included in the 2001 budget is approximately $2.1 billion approved for construction projects in progress, identified asset acquisitions, maintenance capital projects, environmental projects, technology infrastructure and software enhancements, contributions to equity investments, leveraged leases, synthetic leases and certain discretionary capital investment funds. The capital budget is subject to revision as opportunities arise or circumstances change. Funds approved to be spent for the aforementioned items by the various segments in 2001 are as follows:

                            CAPITAL BUDGET FOR 2001

                                                                 ESTIMATED
                                                                  CAPITAL
                                                                 SPENDING
SEGMENT                                                       ---------------
-------                                                       ($ IN MILLIONS)
Dynegy Marketing and Trade..................................       $1,751
Dynegy Midstream Services...................................          124
Information Technology Infrastructure and Software and
  Other.....................................................          189
                                                                   ------
                                                                   $2,064
                                                                   ======

    COMMITMENTS AND CONTINGENCIES. See Item 8, Financial Statements and Supplementary Data, Note 11, which is incorporated herein by reference, for a discussion of the Company's Commitments and Contingencies.

    CALIFORNIA MARKET. Since the fourth quarter of 2000, the power and natural gas markets in California have experienced substantial volatility driven by a fundamental imbalance in supply and demand and the retail electricity price caps imposed on the state's two largest utilities. Both Pacific Gas & Electric Company and Southern California Edison Company have defaulted on payments to the California Independent System Operator (the "ISO") and the California Power Exchange (the "PX") as well as other creditors. As a result, the credit rating of both utilities has been cut to non-investment grade status, and the ISO and PX have defaulted on payments to power generators, including West Coast
Power LLC ("West Coast Power") the entity which owns Dynegy's affiliated power plants in the state. In addition, gas supplies to the state have been tight as reflected in historic highs in the basis differential between California and other markets.

    Dynegy, as a leading wholesale trader and in-state generator, has joined other industry representatives, the Governor of California, the state legislature, the California Public Utility Commission, consumer groups, the FERC and other affected parties in an effort to resolve, on a long-term basis, the fundamental market imbalance which has led to this market crisis. State officials and the ISO have relied on applicable tariffs and other legislation to require in-state generators to generate electricity to meet emergency conditions in the state. The State of California, through legislation appropriating funds for power purchases by the Department of Water Resources (the "DWR"), has entered the market as a purchaser of electricity for resale to the utilities. The DWR in recent weeks has begun entering into multi-year power purchase contracts with in-state generators. Discussions around a long-term solution to the California power crisis remain ongoing, and we continue to actively participate in such discussions.

    Dynegy and NRG Energy each owns 50 percent of West Coast Power. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets as a wholesale marketer and trader of gas and power.

    Management has closely monitored developments in California in an effort to manage our credit risk in these markets. Through our interest in West Coast Power, we have credit exposure to the ISO and PX, which primarily rely on receipts from California utilities to pay their bills. At February 28, 2001, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX was approximately $265 million. West Coast Power also sells directly to the DWR and pursuant to other bilateral agreements. In addition to its interest in West Coast Power, Dynegy has direct sales into California. Substantially all of our receivables for such direct sales represent either gas sales made under securitized arrangements or power sales to the DWR. Management is continually assessing Dynegy's exposure relative to its California receivables and has established reserves to reflect market uncertainties.

    Since mid-February, West Coast Power has sold a substantial portion of its power either to the DWR or pursuant to commitments to other wholesale parties. On March 6, 2001, Dynegy announced that subsidiaries of West Coast Power had entered into an agreement to sell power to the DWR through 2004. The agreement, which became effective on the date it was announced, provides for sales by West Coast Power's subsidiaries of an aggregate of 1,000 MW through the remainder of 2001 and up to 2,300 MW from January 1, 2002 through 2004.

    The FERC has jurisdiction over the sales for resale of electricity in interstate commerce, which includes sales into California wholesale power markets. On December 15, 2000, FERC issued an order that, among other things, applied a "soft" price cap of $150/MW hour to such sales to the PX and ISO. The "soft" cap allowed prices to exceed $150/MW hour when justified by costs. On March 9, 2001, FERC issued an order that presumptively approved prices up to $273/MW hour during January 2001 based on FERC's calculation of the marginal cost of producing power in the least efficient generating unit. The order directed electricity suppliers to either refund a portion of their January sales or justify their prices above this approved price. The order, if finalized, would obligate West Cost Power to refund approximately $22 million in revenues from January. The FERC stated in its order that it would address December 2000 transactions in a separate order. This order implements a departure from standard cost-based ratemaking and is likely to be appealed by both buyers and sellers of power.

    West Coast Power's facilities primarily are intended to operate as peaking units. Because of the power shortage in California, these units have been running with much greater frequency and for longer durations than is typically the case. As the summer cooling season approaches, management must monitor the maintenance needs of the West Coast Power facilities, as well as the availability of emission credits which are required to operate the facilities.

    The delay in payments to West Coast Power has resulted in a covenant default under West Coast Power's bank credit facility which is non-recourse to Dynegy. West Coast Power has been in active discussions with its lenders and believes that the default will be cured before any adverse action is taken by the lenders. The covenant default by West Coast Power does not adversely impact any other credit facilities or borrowing obligations of Dynegy or its affiliates.

    ACCOUNTING PRONOUNCEMENTS. See Item 8, Financial Statements and Supplementary Data, Note 3, which is incorporated herein by reference, for a discussion of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" applicable to the Company but not adopted until January 1, 2001.

    CONCLUSION. The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and debt sales, if required.

                             RESULTS OF OPERATIONS

    The following table reflects certain financial and operating data for the Company's business segments for the years ended December 31, 2000, 1999 and 1998, respectively.

                                               DYNEGY      DYNEGY
                                              MARKETING   MIDSTREAM
                                               & TRADE    SERVICES      TOTAL
(IN THOUSANDS)                                ---------   ---------   ----------
2000
OPERATING MARGIN............................  $764,868    $255,635    $1,020,503
EQUITY EARNINGS.............................   167,441      23,823       191,264
                                              --------    --------    ----------
FINANCIAL CONTRIBUTION......................   932,309     279,458     1,211,767
DEPRECIATION AND AMORTIZATION...............  (129,390)   (105,090)     (234,480)
GENERAL AND ADMINISTRATIVE..................  (176,238)    (61,318)     (237,556)
OTHER ITEMS.................................   104,398     (50,755)       53,643
                                              --------    --------    ----------
EARNINGS BEFORE INTEREST AND TAXES(1).......  $731,079    $ 62,295    $  793,374
NET INCOME..................................  $426,402    $ 19,458    $  445,860
RECURRING NET INCOME(2).....................  $341,302    $ 54,540    $  395,842

1999
Operating Margin............................  $283,594    $260,281    $  543,875
Equity Earnings.............................    62,185      17,669        79,854
                                              --------    --------    ----------
Financial Contribution......................   345,779     277,950       623,729
Depreciation and Amortization...............   (35,116)    (94,342)     (129,458)
General and Administrative..................  (128,260)    (72,457)     (200,717)
Other Items.................................    26,068       1,700        27,768
                                              --------    --------    ----------
Earnings Before Interest and Taxes(1).......  $208,471    $112,851    $  321,322
Net Income..................................  $106,631    $ 45,218    $  151,849
Recurring Net Income(2).....................  $100,866    $ 45,218    $  146,084

1998
Operating Margin............................  $236,275    $192,412    $  428,687
Equity Earnings.............................    75,242      15,796        91,038
                                              --------    --------    ----------
Financial Contribution......................   311,517     208,208       519,725
Depreciation and Amortization...............   (29,026)    (84,176)     (113,202)
General and Administrative..................  (110,543)    (75,165)     (185,708)
Impairment, Abandonment and Other...........    (2,723)     (6,921)       (9,644)
Other Items.................................     4,181      34,963        39,144
                                              --------    --------    ----------
Earnings Before Interest and Taxes(1).......  $173,406    $ 76,909    $  250,315
Net Income..................................  $ 90,750    $ 17,603    $  108,353
Recurring Net Income(2).....................  $ 92,520    $  4,993    $   97,513

------------------------

(1) EBIT equals pretax earnings before deduction of interest expense.

(2) Recurring Net Income adjusts Net Income for identified non-recurring items described in the following narrative of the three year results.

                            DYNEGY'S OPERATING DATA

                                                       2000       1999       1998
                                                     --------   --------   --------
DYNEGY MARKETING AND TRADE:
Domestic Gas Marketing Volumes (Bcf/d) (1).........      7.5        6.5        5.9
Canadian Gas Marketing Volumes (Bcf/d) (2).........      2.2        2.3        2.3
European Gas Marketing Volumes (Bcf/d) (3).........      1.2        1.1        0.7
                                                     -------     ------     ------
  Total Gas Marketing Volumes......................     10.9        9.9        8.9
                                                     =======     ======     ======
Million Megawatt Hours Generated--Gross............     35.7       21.5       15.9

Million Megawatt Hours Generated--Net..............     28.6       12.8        9.8
Million Megawatt Hours Sold........................    109.1       66.5      120.8
                                                     -------     ------     ------
  Total Produced and Sold..........................    137.7       79.3      130.6
                                                     =======     ======     ======
Average On-Peak Market Power Prices:
  Cinergy..........................................  $ 36.43     $51.40     $57.43
  TVA..............................................    39.73      51.96      56.76
  PJM..............................................    39.96      38.29      28.74
  CALPX SP15.......................................   113.51      31.99      31.17
DYNEGY MIDSTREAM SERVICES:
Natural Gas Processing Volumes (MBbls/d):
  Field Plants.....................................     61.2       85.9       91.8
  Straddle Plants..................................     35.6       36.6       30.9
                                                     -------     ------     ------
    Total Natural Gas Processing Volumes...........     96.8      122.5      122.7
                                                     =======     ======     ======
Fractionation volumes (MBbls/d)....................    224.3      210.9      192.5
Natural Gas Liquids Sold (MBbls/d).................    564.6      537.1      483.6
Average Commodity Prices:
  Natural Gas--Henry Hub (First of the
    Month) ($/MMBtu)...............................  $  3.89     $ 2.29     $ 2.11
  Crude Oil--Cushing ($/Bbl).......................    28.97      17.10      11.97
  Natural Gas Liquids ($/Gal)......................     0.55       0.34       0.25

------------------------

(1) Includes immaterial amounts of inter-affiliate gas sales.

(2) Represents volumes sold by Dynegy's Canadian subsidiary.

(3) Represents volumes sold by Dynegy's European operations.

THREE YEARS ENDED DECEMBER 31, 2000

    For the year ended December 31, 2000, the Company realized net income of $445.9 million. This compares with $151.8 million and $108.4 million in 1999 and 1998, respectively. Recurring net income was $395.8 million in 2000. This compares to $146.1 million and $97.5 million in 1999 and 1998, respectively. Components of recurring net income were as follows:

                                                  2000       1999       1998
                                                --------   --------   --------
NET INCOME, AS REPORTED.......................  $445,860   $151,849   $108,353
Gain on Sale--Accord Energy Limited(1)........   (58,478)        --         --
Gain on Sale--QFs(2)..........................   (33,800)        --         --
Loss on Sale--Crude Business(3)...............     9,454         --         --
Loss on Sale--Mid-continent Assets(4).........     8,551         --         --
Impairment of a Liquids Asset(5)..............    16,250         --         --
Allocation of Illinova Acquisition Costs(6)...     8,005         --         --
Gain on Sale--Quicktrade Investment(7)........        --     (5,765)        --
Gain on Sale--Ozark Pipeline(8)...............        --         --    (17,109)
Severance Charge..............................        --         --      6,269
                                                --------   --------   --------
RECURRING NET INCOME..........................  $395,842   $146,084   $ 97,513
                                                ========   ========   ========

(1) The Company sold its 25% participating preferred interest in Accord Energy Limited ("Accord") in the third quarter of 2000.

(2) The Company sold interests in certain QFs, pursuant to statutory requirements related to the Illinova acquisition.

(3) The Company sold its non-strategic domestic crude oil marketing and trade business in the first quarter of 2000.

(4) The Company disposed of its Mid-continent liquids processing assets in the first quarter of 2000 consistent with its liquids asset divestiture strategy.

(5) The impairment reserve is associated with a Canadian gas processing asset. The Company expects to sell this asset in the first quarter of 2001.

(6) Amounts relate to non-capitalizable merger related costs associated with the Illinova acquisition.

(7) Gain relates to the disposition of a non-strategic investment sold in the first quarter of 1999.

(8) Gain relates to the monetization of a gas pipeline, not considered consistent with the Company's long-term strategy.

    Revenues in each of the three years in the period ended December 31, 2000, totaled $27.9 billion, $15.4 billion and $14.3 billion, respectively. Operating cash flows totaled $364 million for the year ended December 31, 2000, compared with $9 million in 1999 and $251 million in 1998.

    The 2000 results compare favorably to recurring net income reported in both 1999 and 1998, principally reflecting the substantial growth in DMT's operations, substantial increased volatility in key commodities impacting trading operations, successful execution of the Company's liquids asset divestiture strategy and enhanced technology solutions available to the Company's customers and employees. The 2000 period reflects successful execution of the Merchant Leverage Effect strategy, which allowed Dynegy to capitalize on arbitrage opportunities presented by its geographically diverse asset portfolio and strong marketing, structured origination activity and term sales. Integral to these results was the successful integration of the generation businesses acquired in the Illinova acquisition and the realization of substantially all of the associated acquisition synergies. The midstream segment also had a successful 2000 period due principally to successful execution of its favorable commodity-pricing environment and ongoing cost savings initiatives.

    The Illinova acquisition impacts the Company because on September 29, 2000, Dynegy Inc. contributed all of the outstanding equity of Dynegy Midwest Generation ("DMG") to Dynegy. In accordance with American Institute of Certified Public Accountants Interpretation No. 39 to APB Opinion No. 16, "Business Combinations," DMG's results of operations are included with those of Dynegy's retroactively beginning on January 1, 2000.

    Consolidated operating margin for each of the three years in the period ended December 31, 2000 totaled $1.0 billion, $543.9 million and $428.7 million, respectively. For the year ended December 31, 2000, the Company reported operating income of $548.5 million, compared with operating income of $213.7 million and $120.1 million for the 1999 and 1998 periods, respectively. The substantial annual growth in operating margin during the three-year period reflects the financial impact of the factors described previously and is partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the three-year period reflect the impact of the depreciable assets acquired in the Illinova acquisition, continued expansion of the Company's depreciable asset base, principally in DMT's segment, the impairment of certain liquids assets in 2000 and capitalized costs associated with enhanced information technology infrastructure. The increased level of general and administrative expenses period-to-period reflects the infrastructure required to support a larger, more diverse operation. Increased overhead costs are primarily a result of expansion through acquisition, including the Illinova acquisition, net of realized merger-related synergies, that were completed in 2000. Additionally, variable compensation costs were higher in 2000 as compared with both 1999 and 1998 periods.

    Incremental to Dynegy's consolidated results was the Company's share in the earnings of its unconsolidated affiliates, which contributed approximately $191.3 million, $79.9 million and $91.0 million in 2000, 1999 and 1998, respectively. Increases in equity earnings in 2000 reflect returns on recent investments in regionally diverse power generation joint ventures, partially offset by the sale of certain QFs pursuant to statutory requirements associated with the Illinova acquisition. Equity earnings were lower in 1999 than in 1998 principally as a result of changes in weather-driven demand in the power generation investment group. During 2000, the Company disposed of its investment in Accord for a substantial gain. This entity provided equity earnings of approximately $21 million in 1999 and $22 million in 1998 periods. Accord, formed in 1994, represented Dynegy's initial gas marketing operation in the United Kingdom. The investment was no longer strategic to Dynegy as a result of the Company's direct expansion into the European gas and power marketing industries. Cash distributions received from these investments during each of the three years in the period ended December 31, 2000 approximated
$109 million, $66 million and $85 million, respectively.

    Interest expense totaled $95.7 million for the year ended December 31, 2000, compared with $78.2 million and $75.0 million for the comparable 1999 and 1998 periods, respectively. The increase in interest expense in 2000 is attributable to the increased indebtedness resulting from Dynegy Inc.'s acquisition of Illinova. Additionally, interest rates on the variable rate borrowings were higher in 2000 as a result of market movements in such rates. Accumulated distributions associated with trust preferred securities and preferred stock of a wholly owned subsidiary totaled $17.0 million in 2000 and $16.6 million for each of the years ended December 31, 1999 and 1998.

    Other income and expenses, net, benefited operating results in each of the three years in the period ended December 31, 2000, by $53.6 million, $27.8 million and $39.1 million, respectively. The variability in these amounts principally reflects the pre-tax effect of certain of the previously disclosed non-recurring items. The remaining net amounts for all three years include other numerous less significant recurring and non-recurring income and expense items, as well as the financial effects of minority shareholder investment in some of our operations.

    The Company reported an income tax provision of $234.8 million in 2000, compared to income tax provisions of $74.7 million and $50.3 million in 1999 and 1998, respectively. These amounts reflect effective rates of 35 percent, 33 percent and 32 percent, respectively. In general, differences between the aforementioned effective rates and the statutory rate of 35 percent result primarily from permanent differences attributable to amortization of certain intangibles, permanent differences arising from the effect of certain foreign equity investments and state income taxes. See Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

DYNEGY MARKETING AND TRADE

    DMT reported recurring segment net income of $341.3 million for the year ended December 31, 2000, compared with recurring net income of $100.9 million and $92.5 million for the years ended December 31, 1999 and 1998, respectively. Non-recurring items included in the 2000 segment results include the gains on sale of Accord and the QF interests partially offset by an allocated portion of the Illinova acquisition costs. Included in 1999 segment reported net income is the gain on sale of the Quicktrade investment. Included in 1998 reported segment net income earnings is an allocation of severance costs.

    Recurring results of operations during the three-year period were influenced either positively or negatively by:

    - New, regionally diverse merchant power generating capacity acquired or placed in service in 2000;

    - Weather-influenced seasonal demand variability;

    - Significantly increased commodity price volatility in 2000 as compared with the other periods;

    - Expansion of gas and power marketing and trading in Continental Europe in late 1999 and 2000;

    - Substantially larger base of operations in 2000 resulting principally from the Illinova acquisition causing increased depreciation and overhead expenses;

    - Expanded investment in power generation joint ventures;

    - Disposition of Accord; and

    - Enhanced technology solutions, including DynegyDIRECT.

    Total electric power produced and sold during 2000 aggregated 137.7 million megawatt hours compared to 79.3 million and 130.6 million megawatt hours during 1999 and 1998, respectively. The 2000 volumes reflect the impact of additional generating capacity and improved price volatility period-over-period. The 1999 amount is particularly low due to lower weather-driven demand for electricity in that period. Total natural gas volumes sold increased to 10.9 billion cubic feet per day from 9.9 billion cubic feet per day in 1999 and 8.9 billion cubic feet per day in 1998. The increase in natural gas volumes sold reflects the increased demand by gas-fired generation, expanding European operations and greater volumes sold to Dynegy's retail alliances.

DYNEGY MIDSTREAM SERVICES

    DMS reported recurring net income of approximately $54.5 million for the year ended December 31, 2000 compared with recurring net income of
$45.2 million and $5.0 million in 1999 and 1998, respectively. Non-recurring items included in the 2000 segment results include losses on sales of the crude oil marketing and trade business and Mid-continent gas processing assets, as well as the impairment of a Canadian gas processing asset. Non-recurring items in 2000 also included an allocation of certain merger-related costs. The 1998 segment results included the gain on the Ozark sale and an allocation of the severance costs. Recurring results of operations during the three-year period were influenced either positively or negatively by:

    - Substantial focus on lowering costs throughout the Liquids Value Chain during the three-year period;

    - NGL commodity prices in 2000, and the volatility associated therewith, were generally improved over 1999 and 1998 levels;

    - The sale of approximately one-third of Dynegy's domestic upstream natural gas processing assets in late 1999 and early 2000;

    - Fluctuating world-wide demand for NGLs, particularly in Europe and Asia, enhancing revenues from global marketing operations; and

    - The domestic crude oil marketing and trade business, which was sold in the first quarter of 2000, contributed $13.6 million and $9.1 million in 1999 and 1998, respectively.

    In addition, the country experienced tightness in propane supplies at storage facilities in 2000 in the market areas resulting from high demand due to persistent cold weather conditions which led to regional supply disruptions. Dynegy was able to provide all committed product to its customers, emerging as the supplier of choice in many markets.

    Average domestic NGL processing volumes totaled 97 MBbls/d in 2000 compared to an average of 123 MBbls/d in each of 1999 and 1998. Lower volumes processed in 2000 reflect the aforementioned dispositions of non-strategic assets and the impact of market conditions on straddle plant production during the three-year period. Volumes processed in 2000 were flat with volumes processed in 1999, after adjusting for the effects of the asset sales. NGL marketing volumes in 2000 reflect the robust demand and volatile pricing environment during that period. NGL market prices during 2000 averaged $0.55 per gallon compared to $0.34 per gallon and $0.25 per gallon in 1999 and 1998, respectively.

OPERATING CASH FLOW

    Cash flow from operating activities totaled $364 million during the year ended December 31, 2000 compared to $9 million during 1999 and $251 million during 1998. Cash flow from operating activities before changes in working capital totaled $348 million during the year ended December 31, 2000 compared to $160 million during 1999 and $225 million during 1998. Increases in operating cash flow in 2000 primarily reflect higher net income, decreased investment in inventories and higher non-cash expenses such as depreciation and deferred taxes. Also significant to 2000 operating cash flow is the impact of non-cash risk-management activities, which reflect the significant market volatility in the 2000 period as well as successful execution of our global convergence business strategy. The low operating cash flow in 1999 primarily reflected increased investment in inventory and growing trading and marketing operations in 1999 as compared with 1998, as reflected in the non-cash earnings resulting from risk-management activities. Changes in other working capital accounts, which include prepayments, other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

CAPITAL EXPENDITURES AND INVESTING ACTIVITIES

    Investing activities in 2000 included $600 million in capital expenditures principally related to construction of power generation assets and investment associated with infrastructure. Also during 2000, Dynegy made investments in unconsolidated affiliates of $104 million. The aforementioned disposition of non-strategic assets in 2000 principally related to the sale of certain QFs and liquids assets for which the Company received cash inflows of approximately $802 million.

    During the year ended December 31, 1999, the Company invested a net
$319 million principally in power generation assets, including a power generation partnership, and additional expenditures related to capital improvements at existing facilities and capital investment associated with technology infrastructure improvements. Also during 1999, the Company sold certain DMS assets, an investment held by DMT and a 50 percent interest in a power generation partnership, netting proceeds of $81 million.

    During the year ended December 31, 1998, the Company invested a net
$295 million, principally on discrete asset acquisitions primarily focused in the DMT segment. Expenditures were also made to complete construction of the Lake Charles, Louisiana fractionator, for capital improvements at existing facilities and on capital additions at the Company's headquarters. During the period, the Company divested itself of its investment in Ozark, as well as certain non-strategic DMS assets. Aggregate net proceeds from these dispositions approximated $84 million.

    The Company routinely conducts business with subsidiaries of Dynegy Inc. that are not part of this consolidated group. As a result, the affiliate transactions are reflected as investing cash flows.

FINANCING ACTIVITIES

    In March 2000, Dynegy issued $300 million of 8.125 percent Senior Notes due March 15, 2005. The net proceeds of $296.7 million from the sale were used to repay indebtedness of an affiliate. Interest is payable on the Senior Notes on March 15 and September 15 of each year.

           UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

    Dynegy's reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

    - projected operating or financial results;

    - pending or recent acquisitions, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;

    - expectations regarding transaction volume and liquidity in wholesale energy markets in the U.S. and Europe;

    - beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in the U.S. and Europe and anticipated business developments in such markets;

    - the Company's ability to effectively compete for market share with industry participants; and

    - the expected commencement date for commercial operations for new power plants.

Any or all of Dynegy's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

    - the timing and extent of changes in commodity prices for energy, particularly natural gas, electricity and NGLs;

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

    - the effectiveness of Dynegy's risk-management policies and procedures and the ability of Dynegy's trading counterparties to satisfy their financial commitments;

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to certain market risks indigenous to its industry or inherent in transactions entered into in the normal course of business. In executing risk-management strategies intended to mitigate these market risks, the Company routinely utilizes various types of financial instruments. The absolute notional contract amounts associated with commodity risk-management, interest rate and forward exchange contracts were as follows:

                       ABSOLUTE NOTIONAL CONTRACT AMOUNTS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Natural Gas (Trillion Cubic Feet)...........................     7.709      5.702      4.179
Electricity (Million Megawatt Hours)........................   162.321     42.949      1.835
Natural Gas Liquids (Million Barrels).......................     9.899     19.902      6.397
Weather Derivatives (in thousand Heating Degree Days).......   427.423         --         --
Crude Oil (Million Barrels).................................        --     35.554     18.800
Interest Rate Swaps (in thousands of U.S. Dollars)..........  $     --   $ 36,524   $ 69,332
Fixed Interest Rate Paid on Swaps (Percent).................        --      8.210      8.067
U.K. Pound Sterling (in thousands of U.S. Dollars)..........  $ 14,658   $ 85,812   $ 69,254
Average U.K. Pound Sterling Contract Rate (in U.S.
  Dollars)..................................................  $ 1.4658   $ 1.6191   $ 1.6143
Euro Dollars (in thousands of U.S. Dollars).................  $ 35,642   $     --   $     --
Average Euro Dollar Contract Rate (in U.S. Dollars).........  $ 1.0200   $     --   $     --
Canadian Dollar (in thousands of U.S. Dollars)..............  $737,950   $288,898   $268,307
Average Canadian Dollar Contract Rate (in U.S. Dollars).....  $ 0.6768   $ 0.6775   $ 0.6710

    Cash-flow requirements for these commodity risk-management, interest rate and foreign exchange contracts were estimated based upon market prices in effect at December 31, 2000. Cash-flow requirements were as follows:

              CASH FLOW REQUIREMENTS FOR RISK-MANAGEMENT CONTRACTS

                                                           2001       2002       2003       2004       2005      BEYOND
                                                         --------   --------   --------   --------   --------   --------
                                                                                 ($ IN MILLIONS)
Future estimated net inflows based on year end market
  prices/rates.........................................    $530       $136       $73        $71        $49        $100
                                                           ====       ====       ===        ===        ===        ====

    Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics-TM- approach assuming a one-day holding period and a 95 percent confidence level. At December 31, 2000, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $9.6 million and the average of such value during the year ended December 31, 2000 was estimated at $10.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company are set forth at pages F-1 through F-32 inclusive, found at the end of this report, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Omitted pursuant to General Instruction (I)(2)(c) of Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

    (a) The following documents, which have been filed by the Company with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this report:

       1. Financial Statements--Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8. of this Form 10-K.

       2.  Financial Statement Schedules--not applicable.

       3. Exhibits--The following instruments and documents are included as exhibits to this Form 10-K. All management contracts or compensation plans or arrangements set forth in such list are marked with a ~.

       EXHIBIT
       NUMBER                                              DESCRIPTION
---------------------                                      -----------
         2.1               --      Agreement and Plan of Merger among Dynegy Inc., Illinova
                                     Corporation and certain other parties named therein. (9)

         2.2               --      Amendment to Agreement and Plan of Merger among
                                     Dynegy Inc., Illinova Corporation and certain other
                                     parties named therein. (12)

         3.1               --      Restated Certificate of Incorporation of Dynegy
                                     Holdings Inc. (6)

         3.2               --      Amended and Restated Bylaws of Dynegy Holdings Inc. (6)

         4.4               --      Amended and Restated Credit Agreement, dated as of June 27,
                                     1997, among NGC Corporation and The First National Bank of
                                     Chicago, Individually and as Agent, The Chase Manhattan
                                     Bank and NationsBank of Texas, N.A., Individually and as
                                     Co-Agents, and the Lenders Named therein. (4)

         4.5               --      First Amendment to Amended and Restated Credit Agreement,
                                     dated as of November 24, 1997, among NGC Corporation and
                                     The First National Bank of Chicago, Individually and as
                                     Agent, The Chase Manhattan Bank and NationsBank of
                                     Texas, N.A., Individually and as Co-Agents, and the
                                     Lenders named therein. (8)

         4.6               --      Second Amendment to Amended and Restated Credit Agreement,
                                     dated as of February 20, 1998, among NGC Corporation and
                                     The First National Bank of Chicago, Individually and as
                                     Agent, The Chase Manhattan Bank and NationsBank of
                                     Texas, N.A., Individually and as Co-Agents, and the
                                     Lenders named therein. (8)

         4.7               --      Subordinated Debenture Indenture between NGC Corporation and
                                     The First National Bank of Chicago, as Debenture Trustee,
                                     dated as of May 28, 1997. (5)

         4.8               --      Amended and Restated Declaration of Trust among NGC
                                     Corporation, Wilmington Trust Company, as Property Trustee
                                     and Delaware Trustee, and the Administrative Trustees
                                     named therein, dated as of May 28, 1997. (5)

         4.9               --      Series A Capital Securities Guarantee executed by NGC
                                     Corporation and The First National Bank of Chicago, as
                                     Guarantee Trustee, dated as of May 28, 1997. (5)

         4.10              --      Common Securities Guarantee of NGC Corporation dated as of
                                     May 28, 1997. (5)

         4.11              --      Registration Rights Agreement, dated as of May 28, 1997,
                                     among NGC Corporation, NGC Corporation Capital Trust I,
                                     Lehman Brothers, Salomon Brothers Inc. and Smith
                                     Barney Inc. (5)

        +4.17              --      Form of Second Amended and Restated Indenture, dated as of
                                     March 14, 2001 between Dynegy Holdings Inc. and Bank One
                                     Trust Company, National Association, as Trustee.

       EXHIBIT
       NUMBER                                              DESCRIPTION
---------------------                                      -----------
         4.18              --      Credit Agreement dated as of May 27, 1998, among NGC
                                     Corporation and The First National Bank of Chicago,
                                     Individually and as Administrative Agent, The Chase
                                     Manhattan Bank, Individually and as Syndication Agent, and
                                     NationsBank, N.A., Individually and as Documentation
                                     Agent, and the Lenders named therein. (7)

         4.19              --      364-Day Revolving Credit Agreement dated as of May 27, 1998, among NGC Corporation and The First National Bank of
                                     Chicago, Individually and as Administrative Agent, The
                                     Chase Manhattan Bank, Individually and as Syndication
                                     Agent, and NationsBank, N.A., Individually and as
                                     Documentation Agent, and the Lenders named therein. (7)

         4.20              --      First Amendment to 364-Day Revolving Credit dated as of
                                     May 5, 1999 among Dynegy Holdings Inc. and The First
                                     National Bank of Chicago, Individually and as
                                     Administrative Agent, The Chase Manhattan Bank,
                                     Individually and as Syndication Agent, and Citibank N.A.,
                                     Individually and as Documentation Agent, and the Lenders
                                     Named therein. (11)

        10.1               --      Dynegy Inc. Amended and Restated 1991 Stock Option
                                     Plan. ~ (10)

        10.2               --      Dynegy Inc. 1998 U.K. Stock Option Plan. ~ (10)

        10.3               --      Dynegy Inc. Amended and Restated Employee Equity Option
                                     Plan. ~ (10)

        10.4               --      Dynegy Inc. 1999 Long Term Incentive Plan. ~ (13)

        10.5               --      Dynegy Inc. 2000 Long Term Incentive Plan. ~ (13)

        10.6               --      Employment Agreement, dated as of April 2, 1996, between NGC
                                     Corporation and Stephen A. Furbacher. ~ (3)

        10.7               --      Employment Agreement, dated as of February 11, 2000, between
                                     Charles L. Watson and Dynegy Inc. ~ (13)

        10.8               --      Employment Agreement, effective February 11, 2000, between
                                     Stephen W. Bergstrom and Dynegy Inc. ~ (13)

        10.9               --      Employment Agreement, effective February 11, 2000, between
                                     Robert D. Doty, Jr. and Dynegy Inc. ~ (15)

        10.10              --      Employment Agreement, effective February 11, 2000, between
                                     Kenneth E. Randolph and Dynegy Inc. ~ (13)

        10.11              --      Employment Agreement, effective as of February 11, 2000,
                                     between R. Blake Young and Dynegy Inc. ~ (15)

        10.12              --      Lease Agreement entered into on June 12, 1996 between
                                     Metropolitan Life Insurance Company and Metropolitan Tower
                                     Realty Company, Inc., as landlord, and NGC Corporation, as tenant. (3)

        10.13              --      First Amendment to Lease Agreement entered into on June 12,
                                     1996 between Metropolitan Life Insurance Company and
                                     Metropolitan Tower Realty Company, Inc., as landlord, and
                                     NGC Corporation, as tenant. (3)

        10.14              --      Contribution and Assumption Agreement, dated as of
                                     August 31, 1996, among Chevron U.S.A. Inc., Chevron Pipe
                                     Line Company, Chevron Chemical Company and Midstream
                                     Combination Corp. (2)

        10.15              --      Scope of Business Agreement, dated as of May 22, 1996, by
                                     and between Chevron Corporation and NGC Corporation. (3)

       EXHIBIT
       NUMBER                                              DESCRIPTION
---------------------                                      -----------
        10.16              --      Master Alliance Agreement, dated as of September 1, 1996,
                                     among Chevron U.S.A. Inc., Chevron Chemical Company,
                                     Chevron Pipe Line Company, and other Chevron U.S.A. Inc.
                                     affiliates, NGC Corporation, Natural Gas Clearinghouse,
                                     Warren Petroleum Company, Limited Partnership, Electric
                                     Clearinghouse, Inc. and other NGC Corporation
                                     affiliates. (2)

       *10.17              --      Natural Gas Purchase and Sale Agreement, dated as of
                                     August 30, 1996, between Chevron U.S.A. Inc. and Natural
                                     Gas Clearinghouse. (2)

       *10.18              --      Master Natural Gas Processing Agreement, dated as of
                                     September 1, 1996, between Chevron U.S.A. Inc. and Warren
                                     Petroleum Company, Limited Partnership. (2)

       *10.19              --      Master Natural Gas Liquids Purchase Agreement, dated as of
                                     September 1, 1996, between Warren Petroleum Company,
                                     Limited Partnership and Chevron U.S.A. Inc. (2)

       *10.20              --      Gas Supply and Service Agreement, dated as of September 1,
                                     1996, between Chevron Products Company and Natural Gas
                                     Clearinghouse. (2)

        10.21              --      Master Power Service Agreement, dated as of May 16, 1996,
                                     between Electric Clearinghouse, Inc. and Chevron U.S.A.
                                     Production Company. (3)

        10.22              --      Master Power Service Agreement, dated as of May 16, 1996,
                                     between Electric Clearinghouse, Inc. and Chevron Chemical
                                     Company. (3)

        10.23              --      Master Power Service Agreement, dated as of May 16, 1996,
                                     between Electric Clearinghouse, Inc. and Chevron Products
                                     Company. (3)

       *10.24              --      Feedstock Sale and Refinery Product Purchase Agreements,
                                     dated as of September 1, 1996, between Chevron Products
                                     Company and Warren Petroleum Company, Limited
                                     Partnership. (2)

       *10.25              --      Refinery Product Sale Agreement (Hawaii), dated as of
                                     September 1, 1996, between Warren Petroleum Company,
                                     Limited Partnership and Chevron Products Company. (2)

       *10.26              --      Feedstock Sale and Refinery Product Master Services
                                     Agreement, dated as of September 1, 1996, between Chevron
                                     Products Company and Warren Petroleum Company, Limited
                                     Partnership. (2)

       *10.27              --      CCC Product Sale and Purchase Agreement, dated as of
                                     September 1, 1996, between Warren Petroleum Company,
                                     Limited Partnership and Chevron Chemical Company. (2)

       *10.28              --      CCC/WPC Services Agreement, dated as of September 1, 1996, between Chevron Chemical Company and Warren Petroleum
                                     Company, Limited Partnership. (2)

       *10.29              --      Operating Agreement, dated as of September 1, 1996, between
                                     Warren Petroleum Company, Limited Partnership and Chevron
                                     Pipe Line Company. (2)

        10.30              --      Galena Park Services Agreement, dated as of September 1,
                                     1996, between Chevron Products Company and Midstream
                                     Combination Corp. (2)

        10.31              --      First Amended and Restated Limited Partnership Agreement of
                                     the West Texas LPG Pipeline Limited Partnership. (11)

        10.32              --      Amended and Restated Operating Agreement of the West Texas
                                     LPG Pipeline Limited Partnership and Chevron Pipeline
                                     Company. (11)

        10.33              --      Dynegy Inc. Severance Pay Plan. ~ (10)

       EXHIBIT
       NUMBER                                              DESCRIPTION
---------------------                                      -----------
        10.34              --      Dynegy Midstream Services, Limited Partnership Supplemental
                                     Severance Pay Plan. ~ (11)

        10.35              --      NGC Profit Sharing/401(k) Savings Plan. ~ (10)

        10.36              --      First Amendment to NGC Profit Sharing/401(k) Savings
                                     Plan. ~ (10)

        10.37              --      Second Amendment to NGC Profit Sharing/401(k) Savings
                                     Plan. ~ (10)

        10.38              --      Third Amendment to Dynegy Inc. Profit Sharing/401(k) Savings
                                     Plan. ~ (11)

        10.39              --      Fourth Amendment to Dynegy Inc. Profit Sharing/401(k)
                                     Savings Plan. ~ (13)

        10.40              --      Fifth Amendment to Dynegy Inc. Profit Sharing/401(k) Savings
                                     Plan. ~ (13)

        10.41              --      Sixth Amendment to Dynegy Inc. Profit Sharing/401(k) Savings
                                     Plan. ~ (13)

        10.42              --      Seventh Amendment to Dynegy Inc. Profit Sharing/401(k)
                                     Savings Plan. ~ (13)

        10.43              --      Employment Agreement, effective February 11, 2000, between
                                     Matthew K. Schatzman and Dynegy Inc. ~ (14)

        10.44              --      Dynegy Inc. Deferred Compensation Plan for Certain
                                     Directors. ~ (14)

       +12.1               --      Computation of Ratio of Earnings to Fixed Charges.

       +23.1               --      Consent of Arthur Andersen LLP.

------------------------

   + Filed herewith

   * Exhibit omits certain information which the Company has filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.

 (1) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996, of NGC Corporation, Commission File No. 1-11156.

 (2) Incorporated by reference to exhibits to the Registration Statement on Form S-4 of Midstream Combination Corp., Registration No. 333-09419.

 (3) Incorporated by reference to exhibits to the Current Report on Form 8-K of NGC Corporation, Commission File No. 1-11156, dated June 27, 1997.

 (4) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997, of NGC Corporation, Commission File No. 1-11156.

 (5) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997, of NGC Corporation, Commission File No. 1-11156.

 (6) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000, of Dynegy Inc., Commission File No. 1-15659.

 (7) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997, of NGC Corporation, Commission File No. 1-11156.

 (8) Incorporated by reference to exhibits to the Current Report on Form 8-K of Dynegy Inc., Commission File No. 1-11156, dated June 14, 1999.

 (9) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998, of Dynegy Inc., Commission File No. 1-11156.

 (10) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1999, of Dynegy Inc., Commission File No. 1-11156.

 (11) Incorporated by reference to exhibits to Amendment No. 1 to the Registration Statement on Form S-4 of Energy Convergence Holding Company filed with the Securities and Exchange Commission on September 7, 1999.

 (12) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of Dynegy Inc., Commission File No. 1-11156.

 (13) Incorporated by reference to exhibits to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000, of Dynegy Inc., Commission File No. 1-15659.

 (14) Incorporated by reference to exhibits to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999, of Dynegy Holdings Inc., Commission File No. 000-29311.

    (b) Reports on Form 8-K of Dynegy Holdings Inc.

       None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DYNEGY HOLDINGS INC.

Date: March 14, 2001                                   By:               /s/ C. L. WATSON
                                                            -----------------------------------------
                                                            C. L. Watson, CHAIRMAN OF THE BOARD, CHIEF
                                                                  EXECUTIVE OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2001                                   By:               /s/ C. L. WATSON
                                                            -----------------------------------------
                                                            C. L. Watson, CHAIRMAN OF THE BOARD, CHIEF
                                                            EXECUTIVE OFFICER AND DIRECTOR (PRINCIPAL
                                                                        EXECUTIVE OFFICER)

Date: March 14, 2001                                   By:              /s/ ROBERT D. DOTY
                                                            -----------------------------------------
                                                              Robert D. Doty, SENIOR VICE PRESIDENT,
                                                               CHIEF FINANCIAL OFFICER AND DIRECTOR
                                                                  (PRINCIPAL FINANCIAL OFFICER)

Date: March 14, 2001                                   By:             /s/ MICHAEL R. MOTT
                                                            -----------------------------------------
                                                            Michael R. Mott, SENIOR VICE PRESIDENT AND
                                                            CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

Date: March 14, 2001                                   By:           /s/ STEPHEN W. BERGSTROM
                                                            -----------------------------------------
                                                              Stephen W. Bergstrom, PRESIDENT, CHIEF
                                                                  OPERATING OFFICER AND DIRECTOR

Date: March 14, 2001                                   By:           /s/ KENNETH E. RANDOLPH
                                                            -----------------------------------------
                                                              Kenneth E. Randolph, GENERAL COUNSEL,
                                                                      SECRETARY AND DIRECTOR

                              DYNEGY HOLDINGS INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Public Accountants..................     F-2

  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................     F-3

  Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998........................     F-4

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998........................     F-5

  Consolidated Statements of Changes in Stockholder's Equity
    for the years ended December 31, 2000, 1999 and 1998....     F-6

  Notes to Consolidated Financial Statements................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Dynegy Holdings Inc.:

    We have audited the accompanying consolidated balance sheets of Dynegy Holdings Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynegy Holdings Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 6, 2001

                              DYNEGY HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------   -------------
                                          ASSETS

CURRENT ASSETS
Cash and cash equivalents...................................     $    32         $   45
Accounts receivable, net....................................       4,941          1,992
Accounts receivable, affiliates.............................          49             49
Inventories.................................................         291            272
Assets from risk-management activities......................       4,410            380
Prepayments and other assets................................          36             67
                                                                 -------         ------
  TOTAL CURRENT ASSETS......................................       9,759          2,805
                                                                 -------         ------
PROPERTY, PLANT AND EQUIPMENT...............................       5,377          2,575
Less: accumulated depreciation..............................        (586)          (557)
                                                                 -------         ------
  PROPERTY, PLANT AND EQUIPMENT, NET........................       4,791          2,018
                                                                 -------         ------
OTHER ASSETS
Investments in unconsolidated affiliates....................         694            627
Accounts receivable, affiliates.............................         423             --
Assets from risk-management activities......................       1,527            453
Intangible assets, net of amortization......................         491            365
Other assets................................................         120            257
                                                                 -------         ------
  TOTAL ASSETS..............................................     $17,805         $6,525
                                                                 =======         ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts payable............................................     $ 4,597         $1,667
Accounts payable, affiliates................................          46            162
Accrued liabilities and other...............................         422            184
Liabilities from risk-management activities.................       3,838            334
Notes payable and current portion of long-term debt.........          --            192
                                                                 -------         ------
  TOTAL CURRENT LIABILITIES.................................       8,903          2,539
                                                                 =======         ======
LONG-TERM DEBT..............................................       1,374          1,299

OTHER LIABILITIES
Non-recourse debt...........................................          --             34
Liabilities from risk-management activities.................       1,568            321
Deferred income taxes.......................................         342            335
Other long-term liabilities.................................         370            385
                                                                 -------         ------
  TOTAL LIABILITIES.........................................      12,557          4,913
                                                                 -------         ------
MINORITY INTEREST (NOTE 10).................................         972            103

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST
  (NOTE 9)..................................................         200            200

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDER'S EQUITY
Preferred stock, $.01 par value, 50,000,000 shares
  authorized;
  8,000,000 shares designated as Series A Participating
  Preferred Stock,
  7,815,363 shares issued and outstanding at December 31,
  1999......................................................          --             75
Common stock, $.01 par value, 400,000,000 shares authorized;
  217,348,621 shares issued at December 31, 1999............          --              1
Additional paid-in capital..................................       2,336            973
Accumulated other comprehensive income (loss), net of tax...         (15)            --
Retained earnings...........................................         723            277
Less: treasury stock, at cost: 1,656,966 shares at December
  31, 1999..................................................          --            (17)
Stockholder's Equity........................................       1,032             --
                                                                 -------         ------
  TOTAL STOCKHOLDER'S EQUITY................................       4,076          1,309
                                                                 -------         ------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................     $17,805         $6,525
                                                                 =======         ======

                See Notes to Consolidated Financial Statements.

                              DYNEGY HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................  $27,938    $15,430    $14,258
Cost of sales...............................................   26,918     14,886     13,829
                                                              -------    -------    -------
Operating margin............................................    1,020        544        429

Depreciation and amortization...............................      234        129        113
Impairment, abandonment and other charges...................       --         --         10
General and administrative expenses.........................      238        201        186
                                                              -------    -------    -------
  Operating income..........................................      548        214        120

Equity in earnings of unconsolidated affiliates.............      191         80         91
Other income................................................      194         73         47
Interest expense............................................      (96)       (78)       (75)
Other expenses..............................................     (139)       (45)        (8)
Minority interest in income of subsidiaries.................      (17)       (17)       (17)
                                                              -------    -------    -------
Income before income taxes..................................      681        227        158
Income tax provision........................................      235         75         50
                                                              -------    -------    -------
NET INCOME..................................................  $   446    $   152    $   108
                                                              =======    =======    =======

                See Notes to Consolidated Financial Statements.

                              DYNEGY HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income..................................................  $   446     $ 152      $ 108
Items not affecting cash flows from operating activities:
  Depreciation, amortization, impairment and abandonment....      199       108        103
  Equity in earnings of affiliates, net of cash
    distributions...........................................      (82)      (14)        (6)
  Risk-management activities................................     (354)     (115)        (7)
  Deferred income taxes.....................................      117        63         52
  Gain on sale of assets, net...............................     (108)      (50)       (36)
  Income tax benefit from stock option exercise and other...      130        16         11
Change in assets and liabilities resulting from operating
  activities:
  Accounts receivable.......................................   (4,964)     (463)        51
  Inventories...............................................        8      (106)       (17)
  Prepayments and other assets..............................       31        54        (31)
  Accounts payable..........................................    4,829       348         44
  Accrued liabilities.......................................       31        37        (28)
Other, net..................................................       81       (21)         7
                                                              -------     -----      -----
Net cash provided by operating activities...................      364         9        251
                                                              -------     -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures........................................     (600)     (365)      (298)
Investment in unconsolidated affiliates.....................     (104)      (84)       (78)
Business acquisition........................................       --        --         (3)
Proceeds from asset sales...................................      802        81         45
Affiliate transactions......................................     (814)       --         --
Other, net..................................................       --        49         39
                                                              -------     -----      -----
Net cash used in investing activities.......................     (716)     (319)      (295)
                                                              -------     -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings..........................      319       397        212
Repayments of long-term borrowings..........................      (89)      (44)      (493)
Net cash flow from commercial paper and money market lines
  of credit.................................................     (696)      (42)       350
Proceeds from sale of capital stock, options and warrants...       --        22          4
Treasury stock acquisitions.................................       --        --         (7)
Dividends and other distributions, net......................       --        (8)        (8)
Contributions of minority interest partners, net and
  other.....................................................      805         2         (9)
                                                              -------     -----      -----
Net cash provided by financing activities...................      339       327         49
                                                              -------     -----      -----
Net increase in cash and cash equivalents...................      (13)       17          5
Cash and cash equivalents, beginning of year................       45        28         23
                                                              -------     -----      -----
Cash and cash equivalents, end of year......................  $    32     $  45      $  28
                                                              =======     =====      =====

                See Notes to Consolidated Financial Statements.

                              DYNEGY HOLDINGS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                 (IN MILLIONS)

                               PREFERRED STOCK        COMMON STOCK                                             TREASURY
                             -------------------   -------------------   PAID IN               RETAINED   -------------------
                              SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     OTHER     EARNINGS    SHARES     AMOUNT
                             --------   --------   --------   --------   --------   --------   --------   --------   --------
December 31, 1997..........       5      $  75        209      $   1     $   920     $  --      $  33         (1)     $ (10)
Comprehensive income:
  Net income...............      --         --         --         --          --        --        108         --         --
Total comprehensive
  income...................
Options exercised..........      --         --          1         --           4        --         --         --         --
Dividends and other
  distributions............      --         --         --         --          --        --         (8)        --         --
401(k) plan and profit
  sharing stock............      --         --          1         --           7        --         --         --         --
Options granted............      --         --         --         --           4        --         --         --         --
Treasury stock.............      --         --         --         --          --        --         --         (1)        (7)
Other......................      --         --         --         --          --        --         --         --         --
                               ----      -----      -----      -----     -------     -----      -----       ----      -----
December 31, 1998..........       5         75        211          1         935        --        133         (2)       (17)
Comprehensive income:
  Net income...............      --         --         --         --          --        --        152         --         --
Total comprehensive
  income...................
Options exercised..........      --         --          5         --          22        --         --         --         --
Dividends and other
  distributions............      --         --         --         --          --        --         (8)        --         --
401(k) plan and profit
  sharing stock............      --         --          1         --          10        --         --         --         --
Options granted............      --         --         --         --           6        --         --         --         --
                               ----      -----      -----      -----     -------     -----      -----       ----      -----
December 31, 1999..........       5         75        217          1         973        --        277         (2)       (17)
COMPREHENSIVE INCOME
  NET INCOME...............      --         --         --         --          --        --        446         --         --
  OTHER COMPREHENSIVE
    INCOME, NET OF TAX.....      --         --         --         --          --       (15)        --         --         --
TOTAL COMPREHENSIVE
  INCOME...................
OPTIONS EXERCISED..........      --         --         --         --          73        --         --         --         --
401(K) PLAN AND PROFIT
  SHARING, STOCK...........      --         --         --         --          12        --         --         --         --
OPTIONS GRANTED............      --         --         --         --          15        --         --         --         --
TRANSFORMATION OF FORMER
  DYNEGY INC. TO DYNEGY
  HOLDINGS INC.............      (5)       (75)      (217)        (1)       (973)       --         --          2         17
CAPITAL CONTRIBUTION.......      --         --         --         --       2,236        --         --         --         --
                               ----      -----      -----      -----     -------     -----      -----       ----      -----
DECEMBER 31, 2000..........      --      $  --         --      $  --     $ 2,336     $ (15)     $ 723         --      $  --
                               ====      =====      =====      =====     =======     =====      =====       ====      =====


                             STOCKHOLDER'S
                                EQUITY        TOTAL
                             -------------   --------
December 31, 1997..........     $    --      $ 1,019
Comprehensive income:
  Net income...............          --          108
                                             -------
Total comprehensive
  income...................                      108
Options exercised..........          --            4
Dividends and other
  distributions............          --           (8)
401(k) plan and profit
  sharing stock............          --            7
Options granted............          --            4
Treasury stock.............          --           (7)
Other......................          --           --
                                -------      -------
December 31, 1998..........          --        1,127
Comprehensive income:
  Net income...............          --          152
                                             -------
Total comprehensive
  income...................                      152
Options exercised..........          --           22
Dividends and other
  distributions............          --           (8)
401(k) plan and profit
  sharing stock............          --           10
Options granted............          --            6
                                -------      -------
December 31, 1999..........          --        1,309
COMPREHENSIVE INCOME
  NET INCOME...............          --          446
  OTHER COMPREHENSIVE
    INCOME, NET OF TAX.....          --          (15)
                                             -------
TOTAL COMPREHENSIVE
  INCOME...................                      431
OPTIONS EXERCISED..........          --           73
401(K) PLAN AND PROFIT
  SHARING, STOCK...........          --           12
OPTIONS GRANTED............          --           15
TRANSFORMATION OF FORMER
  DYNEGY INC. TO DYNEGY
  HOLDINGS INC.............       1,032           --
CAPITAL CONTRIBUTION.......          --        2,236
                                -------      -------
DECEMBER 31, 2000..........     $ 1,032      $ 4,076
                                =======      =======

                See Notes to Consolidated Financial Statements.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND OPERATIONS OF THE COMPANY

    Dynegy Holdings Inc. ("Dynegy" or the "Company") is a leading provider of energy products and services in North America, the United Kingdom and Continental Europe. The Company's expertise extends across the entire convergence value chain, from power generation and wholesale and direct commercial and industrial marketing and trading of power, natural gas, coal, emission allowances, and weather derivatives to transportation, gathering and processing of natural gas liquids.

    The Company is a wholly owned subsidiary of Dynegy Inc. Dynegy Inc. acquired Illinova Corporation ("Illinova") in the first quarter of 2000. As part of the acquisition of Illinova, the former Dynegy Inc., which was renamed Dynegy Holdings Inc., became a wholly owned subsidiary of a new holding company, Dynegy Inc. The assets, liabilities and operations of the former Dynegy Inc. before the acquisition became the assets, liabilities and operations of the Company after the acquisition.

    At the end of September 2000, Dynegy Inc. contributed Dynegy Midwest Generation ("DMG") to the Company. DMG owns and operates the fossil fuel generating assets formerly held by Illinois Power Company ("IP"), a wholly owned subsidiary of Illinova. The net contribution of approximately $2.2 billion was accounted for in a manner similar to a pooling of interests. As a result, DMG's results of operations are reflected in our results of operations for all of 2000, the period for which DMG was a wholly owned subsidiary of Dynegy Inc.

NOTE 2--ACCOUNTING POLICIES

    The accounting policies of Dynegy conform to generally accepted accounting principles in the United States. The more significant of such accounting policies are described below. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates.

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

    INVESTMENT IN UNCONSOLIDATED AFFILIATES. Investments in affiliates in which the Company has a significant ownership interest, generally 20 percent to 50 percent, are accounted for by the equity method. Any excess of the Company's investment in these entities over its equity in the underlying net assets of the affiliates is amortized over the estimated economic service lives of the underlying assets. Other investments less than 20 percent owned are generally considered available-for-sale and are recorded at quoted market value, if readily marketable, or at the lower of cost or net realizable value, if non-marketable. The change in the unrealized gain or loss, net of deferred income tax, is recorded as a separate component of other comprehensive income in the consolidated statement of stockholder's equity. Realized gains and losses on investment transactions are determined on the specific-identification basis.

    CONCENTRATION OF CREDIT RISK. Dynegy provides multiple energy commodity solutions principally to customers in the electric and gas distribution industries and to entities engaged in industrial and

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

petrochemical businesses. These industry concentrations have the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the customer base may be similarly affected by changes in economic, industry, weather or other conditions. Receivables generally are not collateralized; however, Dynegy believes the credit risk posed by industry concentration is offset by the diversification and creditworthiness of the Company's customer base.

    INVENTORIES. Inventories consisted primarily of natural gas in storage of $62 million and $165 million and natural gas liquids of $158 million and $66 million at December 31, 2000 and 1999, respectively, and crude oil of $11 million at December 31, 1999. Such inventory is valued at the lower of weighted average cost or market. Materials and supplies inventory of $44 million and $30 million at December 31, 2000 and 1999, respectively, is carried at the lower of cost or market using the specific-identification method. The Company also had emission credit certificates of $27 million as of December 31, 2000, which are carried at the lower of cost or market.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment consisting principally of gas gathering, processing, fractionation, terminaling and storage facilities, natural gas transmission lines, pipelines, power generating facilities and supporting infrastructure is recorded at cost. Expenditures for major replacements, renewals and major maintenance are capitalized. The Company considers major maintenance to be expenditures incurred on a cyclical basis in order to maintain and prolong the efficient operation of its plants. Expenditures for repairs and minor renewals to maintain facilities in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 40 years. Composite depreciation rates are applied to functional groups of property having similar economic characteristics. Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates ("composite rate") until the asset group subject to the composite rate is retired. The Company reviews the carrying value of its long-lived assets in accordance with provisions of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

    Liabilities for other contingencies are recognized upon identification of an exposure, which when fully analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that such loss amount can be reasonably estimated. Costs to remedy such contingencies or other exposures are charged to a reserve, if one exists, or otherwise to current operations. When a range of probable loss exists, the Company accrues the lesser end of the range.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets, principally goodwill, are generally amortized on a straight-line basis over the estimated useful lives of 25 to 40 years. Accumulated amortization of intangible assets was $74 million and $61 million at December 31, 2000 and 1999, respectively. Goodwill amortization expense was $10 million and $9 million for the years ending December 31, 2000 and 1999, respectively.

    REVENUE RECOGNITION. Revenues for product sales and gas processing and marketing services are recognized when title passes to the customer or when the service is performed. Fractionation and transportation revenues are recognized based on volumes received in accordance with contractual terms. Revenues derived from power generation are recognized upon output, product delivery or satisfaction of specific targets, all as specified by contractual terms. Fees from certain contracts received from joint ventures in which Dynegy holds an equity interest are deferred to the extent of Dynegy's ownership interest and amortized on a straight-line basis over appropriate periods, which vary according to the nature of the service provided and the ventures' operations. Shipping and handling costs are included in revenue when billed to customers in conjunction with the sale of products.

    Substantially all of the operations of the Company's world-wide natural gas marketing, power marketing and portions of natural gas liquids marketing operations are accounted for under a mark-to-market accounting methodology. Under mark-to-market accounting, fixed-price forwards, swaps, options, futures and other financial instruments with third parties are reflected at estimated fair market value, net of reserves, with resulting unrealized gains and losses recorded as assets and liabilities from risk-management activities in the consolidated balance sheets. The accrual method of accounting is used for all remaining liquids marketing activities.

    The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas liquids, electricity and coal businesses in order to minimize the risk of market fluctuations. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures. Financial instruments that are utilized in the Company's trading operations are considered to be trading and are accounted for accordingly. Gains and losses from hedging transactions are recognized in income in the periods for which the underlying commodity, interest rate or foreign currency transaction was hedged. If the necessary correlation to the commodity, interest rate or foreign currency transaction being hedged ceases to exist, the Company ceases to account for the contract as a hedge and recognizes future changes in the value of that financial instrument in income. If the underlying being hedged by the commodity, interest rate or foreign currency transaction is disposed of or otherwise terminated, the gain or loss associated with such contract is no longer deferred and is recognized in the period the underlying contract is eliminated.

    EMPLOYEE STOCK OPTIONS. The Company applies the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for such stock compensation plans. Accordingly, compensation expense is not recognized for stock options unless the options were granted at an exercise price lower than the market value on the grant date. The Company's parent has granted below-market options in the past and the Company continues to recognize compensation expense over the applicable vesting periods. Stock options are not expected to be issued at less than market price in the foreseeable future.

    INCOME TAXES. The Company's parent files a consolidated United States federal income tax return. The Company provides income taxes for the difference in the tax and financial reporting bases of its

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    FOREIGN CURRENCY TRANSLATIONS. For subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated at year-end rates of exchange and revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments for the asset and liability accounts are included as a separate component of other comprehensive income in stockholder's equity. Currency transaction gains and losses are recorded in income.

NOTE 3--RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

    Dynegy generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. However, the Company may, at times, have a bias in the market within guidelines established by management and Dynegy's Board of Directors, resulting from the management of its portfolio. In addition, as a result of marketplace illiquidity and other factors, the Company may, at times, be unable to hedge its portfolio fully for certain market risks. Management continually monitors the Company's exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to hedge and manage these exposures.

    The financial performance and cash flow derived from certain generating capacity (e.g., merchant peaking facilities) is impacted annually, either favorably or unfavorably, by changes in and the relationship between the cost of the commodity fueling the facilities and electricity prices, which in turn influences the volume of electricity generated by these assets.

    Operating results associated with natural gas gathering, processing and fractionation activities are sensitive to changes in natural gas liquids prices and the availability of inlet volumes. In addition, similar to peaking electricity generating facilities, straddle processing plants are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices, which in turn influence the volumes of gas processed at these facilities. The impact from changes in natural gas liquids prices on upstream operations results principally from the nature of contractual terms under which natural gas is processed and products are sold. The availability of inlet volumes directly affects the utilization and profitability of this segment's businesses. Commodity price volatility may also affect operating margins derived from the Company's natural gas liquids marketing operations.

    Dynegy's commercial groups manage, on a portfolio basis, the resulting market risks inherent in commercial transactions, subject to parameters established by the Dynegy Inc. Board of Directors. Market risks are monitored by a risk control group that operates independently from the commercial units to ensure compliance with Dynegy's risk-management policies. Risk measurement is also practiced daily against the Dynegy portfolios with Value at Risk, stress testing and scenario analysis on the commercial profiles.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    ACCOUNTING FOR RISK-MANAGEMENT ACTIVITIES. Substantially all of the operations of the Company's world-wide gas marketing, power marketing and certain liquids marketing operations are accounted for under a mark-to-market accounting methodology. Under mark-to-market accounting, fixed-price forwards, swaps, options, futures and other financial instruments with third parties are reflected at fair market value, net of reserves, with resulting unrealized gains and losses recorded as assets and liabilities from risk-management activities in the consolidated balance sheets. These assets and liabilities are affected by the actual timing of settlements related to these contracts and current-period changes resulting primarily from newly originated transactions and the impact of price movements. These changes are recognized as revenues in the consolidated statements of operations in the period in which the change occurs.

    Market prices used to value outstanding financial instruments reflect management's consideration of, among other things, closing exchange and over-the-counter quotations, the time value of money and volatility factors underlying the commitments. In certain of these markets, long-term contract commitments may extend beyond the period in which reliable or any market quotations for such contracts are available. The lack of reliable long-term pricing requires the use of mathematical models to value these commitments. These mathematical models utilize historical market data and other factors to forecast future prices, which are used to value the commitments that reside outside of the liquid market quotations. The application of forecasted pricing curves to contractual commitments may, as with pricing curves derived from quoted market prices, result in realized cash returns on these commitments that vary, either positively or negatively, from the results estimated through application of the mathematical model. Dynegy believes that its mathematical models utilize state-of-the-art technology and pertinent industry data in order to forecast certain pricing curves. However, there can be no assurance that actual cash returns will not vary materially from those estimated through application of such models.

    QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES. Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to determine the overall corporate risk tolerance, risk targets and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means, such as market volatility, liquidity, event and correlation risk, to monitor market risk in its trading portfolios. In addition, Dynegy performs regular stress and scenario analyses to measure extreme losses due to extraordinary events. Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios.

    CREDIT AND MARKET RESERVES. In connection with the market valuation of its energy commodity contracts, the Company maintains certain reserves for a number of risks associated with these future commitments. Among others, these include reserves for credit risks based on the financial condition of counterparties, reserves for product location ("basis") differentials and consideration of the time value of money for long-term contracts. Counterparties in its financial trading and risk-management portfolio consist principally of financial institutions, major energy companies and local distribution companies. The creditworthiness of these counterparties may impact overall exposure to credit risk, either positively or negatively. However, with regard to its counterparties Dynegy maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, project

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economics and collateral requirements. When applicable, the Company employs standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.

    Based on these policies, its current exposures and its credit reserves, Dynegy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

    The following table displays the value of Dynegy's financial and commodity risk-management transactions at December 31, 2000:

                                                                                BELOW
                                                               INVESTMENT     INVESTMENT
                                                              GRADE CREDIT   GRADE CREDIT
                                                                QUALITY        QUALITY       TOTAL
                                                              ------------   ------------   --------
                                                                         ($ IN MILLIONS)
Utilities and power generators..............................      $150           $(29)       $ 121
Financial institutions......................................       369              0          369
Oil and gas producers.......................................       234             79          313
Industrial companies........................................       (52)           (69)        (121)
Other.......................................................       (58)           (21)         (79)
                                                                  ----           ----        -----
Value of fixed-price transactions before reserves...........      $643           $(40)         603
                                                                  ====           ====
Credit and market reserves..................................                                  (146)
                                                                                             -----
                                                                                               457
                                                                                             -----
Other creditworthy risk-management assets, net..............                                    74
                                                                                             -----
Net risk-management assets..................................                                 $ 531
                                                                                             =====

    At December 31, 2000, the term of Dynegy's financial trading and risk-management portfolio extends to 2016, and the average remaining life of an individual transaction was three months.

    COMPREHENSIVE CHANGE IN ACCOUNTING PRINCIPLES. The Company must adopt Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133") effective January 1, 2001. Provisions in Statement No. 133 will affect the accounting and disclosure of certain contractual arrangements and operations of the Company beginning in the first quarter of 2001. The Company will record the impact of the adoption as a cumulative effect adjustment in the Company's consolidated results in the quarter ended March 31, 2001. The amount is immaterial to first quarter 2001 net income and the Company's financial position.

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

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The carrying values of current financial assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were:

                                                                         DECEMBER 31,
                                                         ---------------------------------------------
                                                                 2000                    1999
                                                         ---------------------   ---------------------
                                                         CARRYING                CARRYING
                                                          AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                         --------   ----------   --------   ----------
                                                                        ($ IN MILLIONS)
Commercial Paper.......................................   $  115      $  115       $456        $456
Money Market Lines of Credit...........................       --          --         40          40
Canadian Credit Agreement..............................       59          59         40          40
Senior Notes, 6.75% through 8.125%, due 2002 through
  2026.................................................    1,200       1,200        900         858
Non-Recourse Debt......................................       --          --         89          89
Preferred Securities of a Subsidiary Trust.............      200         189        200         191
Interest Rate Risk-Management Contracts................       --          --         --          (3)
Foreign Currency Risk-Management Contracts.............        2           2          3           3
Commodity Risk-Management Contracts....................      970         958         97          94

    The financial statement carrying amounts of the Company's credit agreement and non-recourse debt were assumed to approximate fair value. The fair values of the Company's other long-term indebtedness, including the Preferred Securities of a Subsidiary Trust, were based on quoted market prices by financial institutions that actively trade these debt securities. The fair value of interest rate, foreign currency and commodity risk-management contracts were based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. The commodity swap and option agreements extend up to 15 years, and the futures contracts extend up to 10 years. The absolute notional contract amounts associated with the commodity risk-management, interest rate and forward exchange contracts, respectively, were as follows:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Natural Gas (Trillion Cubic Feet)...........................     7.709     5.702      4.179
Electricity (Million Megawatt Hours)........................   162.321    42.949      1.835
Natural Gas Liquids (Million Barrels).......................     9.899    19.902      6.397
Weather Derivatives (in thousand Heating Degree Days).......   427.423        --         --
Crude Oil (Million Barrels).................................        --    35.554     18.800
Interest Rate Swaps (in millions of U.S. Dollars)...........  $     --   $    37    $    69
Fixed Interest Rate Paid on Swaps (Percent).................        --     8.210      8.067
U.K. Pound Sterling (in millions of U.S. Dollars)...........  $     15   $    86    $    69
Average U.K. Pound Sterling Contract Rate (in U.S.
  Dollars)..................................................  $ 1.4658   $1.6191    $1.6143
Euro dollars (in millions of U.S. Dollars)..................  $     36   $    --    $    --
Average Euro dollar Contract Rate (in U.S. Dollars).........  $ 1.0200   $    --    $    --
Canadian Dollar (in millions of U.S. Dollars)...............  $    738   $   289    $   268
Average Canadian Dollar Contract Rate (in U.S. Dollars).....  $ 0.6768   $0.6775    $0.6710

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Cash-flow requirements for these commodity risk-management, interest rate and foreign exchange contracts were estimated based upon market prices in effect at December 31, 2000. Cash-flow requirements were as follows:

                                                           2001       2002       2003       2004       2005      BEYOND
                                                         --------   --------   --------   --------   --------   --------
                                                                                 ($ IN MILLIONS)
Future estimated net inflows based on year end market
  prices/rates.........................................    $530       $136       $73        $71        $49        $100
                                                           ====       ====       ===        ===        ===        ====

NOTE 4--CASH FLOW INFORMATION

    Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
                                                                   ($ IN MILLIONS)
Interest paid (net of amount capitalized).................    $103       $80        $83
                                                              ====       ===        ===
Taxes paid (net of refunds)...............................    $ 40       $ 2        $(8)
                                                              ====       ===        ===

NOTE 5--PROPERTY, PLANT AND EQUIPMENT

    Investments in property, plant and equipment consisted of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                ($ IN MILLIONS)
Dynegy Marketing and Trade..................................   $3,490     $  638
Dynegy Midstream Services:
  Natural gas processing....................................      934      1,211
  Fractionation.............................................      198        177
  Liquids marketing.........................................      268        141
  Natural gas gathering and transmission....................      193        354
  Crude oil.................................................        9         54
Other.......................................................      285         --
                                                               ------     ------
                                                                5,377      2,575
Less: accumulated depreciation..............................     (586)      (557)
                                                               ------     ------
                                                               $4,791     $2,018
                                                               ======     ======

    Interest capitalized related to costs of projects in process of development totaled $30.1 million, $16.7 million and $7.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, a $25 million impairment reserve was recorded related to Canadian gas processing assets.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--INVESTMENT IN UNCONSOLIDATED AFFILIATES

    The Company's investments in unconsolidated affiliates, accounted for under the equity method, include:

    NICOR ENERGY, L.L.C. ("NICOR"). NICOR is a retail energy alliance formed with NICOR Energy Management Services, a subsidiary of NICOR Inc., to provide energy services to industrial, commercial and residential customers in the Midwest. Dynegy owns a 50 percent interest in this Delaware limited liability company. At December 31, 2000, the unamortized excess of the Company's investment in this joint venture over its equity in the underlying net assets of the affiliate approximated $2 million.

    SOUTHSTAR ENERGY SERVICES L.L.C. ("SOUTHSTAR"). SouthStar is a retail energy alliance formed with AGL Resources Inc. and Piedmont Natural Gas Company, which offers a combination of unregulated energy products and services to industrial, commercial and residential customers in the Southeast. Dynegy owns a 20 percent interest in this Delaware limited liability company.

    POWER GENERATION PARTNERSHIPS. Dynegy owns interests in joint ventures, each formed to build, own and operate cogeneration facilities. The Company's interest in each of these joint ventures is 50 percent. Construction of the cogeneration facilities owned by each of the joint ventures was project financed, and the obligations of the joint ventures are non-recourse to the Company. At December 31, 2000, the unamortized excess of the Company's investment in these joint ventures over its equity in the underlying net assets of the affiliates approximated $148 million.

    GULF COAST FRACTIONATORS ("GCF"). GCF is a Texas limited partnership that owns and operates a NGL fractionation facility in Mont Belvieu, Texas. Dynegy owns a 38.75 percent limited partner interest in GCF. At December 31, 2000, the unamortized excess of the Company's investment in GCF over its equity in the underlying net assets of the affiliate approximated $14 million.

    WEST TEXAS LPG PIPELINE PARTNERSHIP ("WEST TEXAS PARTNERSHIP"). The West Texas Partnership, a Texas limited partnership, holds all of the assets comprising the West Texas Pipeline, an interstate NGL pipeline. Effective
May 1, 1999, Dynegy's interest in the West Texas Partnership was reduced from
49.0 percent to 39.2 percent, upon admittance of Mid-America Pipeline Company into the partnership. At December 31, 2000, the unamortized excess of the Company's investment in the West Texas Partnership over its equity in the underlying net assets of the affiliate approximated $23 million.

    VENICE ENERGY SERVICES COMPANY, L.L.C. ("VESCO"). VESCO is a Delaware limited liability company that owns and operates a natural gas processing, extraction, fractionation and storage facility located in Plaquemines Parish, Louisiana. Dynegy has an approximate 23 percent interest in the facility, serves as operator, and has commercial responsibility for product distribution and sales. At December 31, 2000, the unamortized excess of the Company's investment in this joint venture over its equity in the underlying net assets of the affiliate approximated $9 million.

    WASKOM GAS PROCESSING COMPANY ("WASKOM"). Waskom is a Texas general partnership that owns and operates a natural gas processing, extraction and fractionation facility located in Henderson County, Texas. Dynegy owns a
33.33 percent interest in Waskom. Dynegy operates the facility and has commercial responsibility for product distribution and sales.

    CANADIAN MIDSTREAM SERVICES, LTD. ("CMSL"). CMSL is a partnership that owns and operates a natural gas processing facility. Dynegy owns a 29.19 percent in CMSL.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Aggregate equity method investment at December 31, 2000, 1999 and 1998, was $663 million, $618 million and $499 million, respectively. Dividends received on these investments during each of the three years in the period ended
December 31, 2000, totaled $108 million, $66 million and $85 million, respectively. Summarized aggregate financial information for these investments and Dynegy's equity share thereof was:

                                                                          DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                    2000                      1999                      1998
                                           -----------------------   -----------------------   -----------------------
                                            TOTAL     EQUITY SHARE    TOTAL     EQUITY SHARE    TOTAL     EQUITY SHARE
                                           --------   ------------   --------   ------------   --------   ------------
                                                                         ($ IN MILLIONS)
Current assets (1).......................   $  520        $154        $  318        $110        $  324        $131
Non-current assets (1)...................    1,822         806         1,973         787         1,984         803
Current liabilities (1)..................      374         138           296          98           292         124
Non-current liabilities (1)..............      717         355         1,051         421         1,161         486
Operating margin (1).....................      397         146           367         135           397         159
Net income (1)...........................      398         182           135          59           157          69

------------------------

(1) The financial data for all periods presented are exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as disclosure data was unavailable for these periods. Dynegy's share of Accord earnings for each of the three years in the period ended
    December 31, 2000 totaled $9 million, $21 million and $22 million, respectively. The Company sold its investment in Accord in the third quarter of 2000.

    At December 31, 2000, the Company had cost basis investments in eSpeed, Altra Energy Technologies, Inc., Canenerco, Ltd. Compton Petroleum Corporation, Enertech Capital Partners II L.P., Inc., Sagemaker, Inc., Energy Infrastructure Overseas, Ltd. and various limited partnerships. Dynegy's aggregate investment in these entities totaled $31 million and $9 million at December 31, 2000 and 1999, respectively.

NOTE 7--DEBT

    Long-term debt outstanding consisted of the following at December 31:

                                                                2000       1999
                                                              --------   --------
                                                                ($ IN MILLIONS)
  Commercial Paper..........................................   $  115     $  456
  Money Market Lines of Credit..............................       --         40
  Canadian Credit Agreement.................................       59         40
  Senior Notes, 6.75% through 8.125%, due 2002 through
    2026....................................................    1,200        900
  Non-Recourse Debt.........................................       --         89
                                                               ------     ------
Total Long-Term Debt, including current portion.............   $1,374     $1,525
                                                               ======     ======

    Aggregate maturities of the principal amounts of all long-term indebtedness are: 2002--$200 million; 2005--$450 million; and beyond--$724 million.

    COMMERCIAL PAPER AND MONEY MARKET LINES OF CREDIT. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market lines of credit for general corporate purposes, including short-term working capital requirements. The commercial paper programs are limited to and fully supported by existing credit agreements. Weighted average interest rates on

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts outstanding under the commercial paper program were 8.1% and 6.2% at December 31, 2000 and 1999, respectively. The Company classifies outstanding commercial paper and borrowings under money market lines of credit as long-term debt to the extent of availability under existing long-term committed credit facilities, as management's intent is to maintain these obligations for longer than one year, subject to an overall reduction in corporate debt levels.

    CREDIT AGREEMENTS. The following table displays certain terms of the Company's credit agreements as of December 31, 2000:

                          REVOLVING CREDIT AGREEMENTS
                                ($ IN MILLIONS)

                                                AMOUNT     MATURITY                EURODOLLAR   FACILITY
                                               AVAILABLE     DATE        TERM        MARGIN       FEE
                                               ---------   --------   ----------   ----------   --------
Dynegy Holdings Inc..........................    $400      05/27/03   Multi-year      0.200%     0.100%
                                                 $400      05/02/01   364-day         0.400%     0.100%
                                                 $500      12/12/01   364-day         0.525%     0.100%

Canadian Credit Agreement....................    $ 60      11/23/01   1-year          0.400%     0.250%

    The credit agreements provide funding for letters of credit, working capital, capital expenditures and general corporate purposes, including commercial paper support. Generally, borrowings under the credit agreements bear interest at a Eurodollar rate plus a margin that is determined based on designated unsecured debt ratings. Financial covenants in the credit agreements are limited to a debt-to-capitalization test. Letters of credit under the credit agreements aggregated approximately $85 million at December 31, 2000.

    The Canadian Credit Agreement supports general corporate purposes. Generally, borrowings under the agreement bear interest at a Eurodollar rate plus a margin that is determined based on the Company's unsecured senior debt rating or at the participating bank's "Banker's Acceptance Rate." At
December 31, 2000, outstanding amounts under the facility totaled $59 million at a weighted average rate of 6.68%.

    After consideration of outstanding commercial paper and letters of credit, the unused borrowing capacity under the credit agreements at December 31, 2000 approximated $1.1 billion.

    LONG-TERM DEBT. The Company has a series of notes and debentures having maturities that extend through 2026. Certain of these securities are redeemable at the Company's option, in whole or in part, from time-to-time, at formula-based redemption prices as defined in the applicable indenture. There are no restrictive covenants associated with these securities.

    In March 2000, the Company issued $300 million of 8.125 percent Senior Notes due March 15, 2005. The net proceeds of $296.7 million from the sale were used to repay indebtedness of an affiliate. The Company transferred the proceeds to this subsidiary of Dynegy Inc. via accounts receivable, affiliates.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--INCOME TAXES

    The Company is subject to U.S. federal, foreign and state income taxes on its operations. Components of income tax expense (benefit) were as follows:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
                                                                   ($ IN MILLIONS)
Current tax expense (benefit):
  Domestic................................................    $105       $--        $(1)
  Foreign.................................................      25        12         (1)

Deferred tax expense (benefit):
  Domestic................................................     125        56         44
  Foreign.................................................     (20)        7          8
                                                              ----       ---        ---
Income tax provision:.....................................    $235       $75        $50
                                                              ====       ===        ===

    Components of income before income taxes were as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                 ($ IN MILLIONS)
Income before income taxes:
  Domestic..............................................    $655       $166       $134
  Foreign...............................................      26         61         24
                                                            ----       ----       ----
                                                            $681       $227       $158
                                                            ====       ====       ====

    Deferred income taxes are provided for the temporary differences between the tax basis of Dynegy's assets and liabilities and their reported financial statement amounts. Significant components of deferred tax liabilities and assets were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                ($ IN MILLIONS)
Deferred tax assets:
  Loss carryforward.........................................    $ 19        149
  Alternative Minimum Tax ("AMT") and other credits.........       3         12
                                                                ----       ----
                                                                  22        161
Valuation allowance.........................................      --         --
                                                                ----       ----
                                                                  22        161

Deferred tax liabilities:
  Items associated with capitalized costs...................     364        496
                                                                ----       ----
Net deferred tax liability..................................    $342       $335
                                                                ====       ====

    Realization of the aggregate deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. There was no valuation allowance established at December 31, 2000 or

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999, as management believes the aggregate deferred asset is more likely than not to be fully realized in the future.

    Income tax provision for the years ended December 31, 2000, 1999 and 1998, was equivalent to effective rates of 35 percent, 33 percent and 32 percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and the Company's reported income tax provision were:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
                                                                   ($ IN MILLIONS)
Expected tax at U.S. statutory rate.......................    $238       $79        $55
State taxes...............................................      13         4          3
Foreign tax benefit.......................................      (4)       (3)        (3)
Basis differentials and other.............................     (12)       (5)        (5)
                                                              ----       ---        ---
Income tax provision......................................    $235       $75        $50
                                                              ====       ===        ===

    At December 31, 2000, the Company had approximately $51 million of regular tax net operating loss carryforwards. The net operating loss carryforwards expire from 2006 through 2020. Certain provisions of the Internal Revenue Code place an annual limitation on the Company's ability to utilize tax carryforwards existing as of the dates of a 1995 and a 2000 business acquisition. Management believes such carryforwards will be fully realized prior to expiration.

NOTE 9--PREFERRED SECURITIES

    In May 1997, NGC Corporation Capital Trust I ("Trust") issued, in a private transaction, $200 million aggregate liquidation amount of 8.316% Subordinated Capital Income Securities ("Trust Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of 8.316% Subordinated Debentures ("Subordinated Debentures") of the Company. The sole assets of the Trust are the Subordinated Debentures. The Trust Securities are subject to mandatory redemption in whole but not in part on June 1, 2027, upon payment of the Subordinated Debentures at maturity, or in whole but not in part at any time, contemporaneously with the optional prepayment of the Subordinated Debentures, as allowed by the associated indenture. The Subordinated Debentures are redeemable, at the option of the Company, in whole at any time or in part, from time to time, at formula-based redemption prices, as defined in the indenture. The Subordinated Debentures represent unsecured obligations of the Company and rank subordinate and junior in right of payment to all Senior Indebtedness to the extent and in the manner set forth in the associated indenture. The Company has irrevocably and unconditionally guaranteed, on a subordinated basis, payment of, for the benefit of the holders of the Trust Securities, the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the Trust Securities, as described in the indenture. The Company may defer payment of interest on the subordinated debentures as described in the indenture.

NOTE 10--MINORITY INTEREST

    In June 2000, the Company contributed certain generating assets to a limited liability company in exchange for a managing interest. A third-party investor contributed $850 million in exchange for a non-controlling, preferred interest that entitles it to an adjustable preferred return related to an

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment in certain generating facilities. The average rate of return was 7.63% on an annualized basis. The limited liability company is a separate legal entity from Dynegy and has separate assets, liabilities and business plans. Absent certain events, Dynegy has the option to acquire the minority investor's interest in the limited liability company. If Dynegy does not acquire the minority investor's interest before June 2010, the limited liability company will liquidate its assets and dissolve. The limited liability company is a consolidated entity and the third-party investor's interest in the limited liability company is reflected as a minority interest.

    Minority interest on the consolidated balance sheet also includes third-party investments in certain other consolidated entities, principally relating to Dynegy Midstream Services ("DMS") operations. The net pre-tax results attributed to minority interest holders in consolidated entities are classified in other expenses in the accompanying statements of operations.

NOTE 11--COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS. On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims again PG&E and Destec and restated its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Oral arguments before the Ninth Circuit are scheduled for March 15, 2001. Outside counsel estimates that it could take as long as six months following the commencement of oral arguments before the Ninth Circuit delivers a decision on the case.

    Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortuous interference with prospective economic relations claims against Destec and tortuous interference with contract and tortuous interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. After executing the tolling agreement, on October 23, 2000, MID filed in the state court a Request for Dismissal, which the court granted on October 25, 2000. Dynegy believes the allegations made by MID are without merit and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following five class action lawsuits have been filed against various Dynegy entities:

    1. Gordon v. Reliant Energy Inc., et al. was filed on November 27, 2000 in San Diego Superior Court. The defendants subsequently removed the case to United States District Court for the Southern District of California. The named plaintiffs have filed a motion to remand the case to the state court. Plaintiffs' motion is awaiting a hearing.

    2. Hendricks v. Dynegy Power Marketing Inc., et al. was filed on November 29, 2000 in San Diego Superior Court. The defendants subsequently removed the case to the United States District Court for the Southern District of California. The named plaintiffs have filed a motion to remand the case to the state court. Plaintiff's motion is awaiting a hearing.

    3. People of the State of California v. Dynegy Power Marketing Inc., et al. was filed on January 18, 2001 in San Francisco Superior Court. The defendants subsequently removed the case to the Federal Court. The named plaintiffs have filed a motion to remand the case to the state court. Plaintiffs motion is awaiting a hearing.

    4. Pier 23 Restaurant v. PG & E Energy Trading, et al. was filed on January 24, 2001 in San Francisco Superior Court. The defendants are in the process of removing the case to federal court.

    5. Sweetwater Authority et al. v. Dynegy Inc., et al. was filed on January 16, 2001 in San Diego Superior Court. The defendants are in the process of removing the case to federal court.

    The five class action lawsuits are based on the events occurring in the California power market during the summer of 2000. The complaints allege violations of California's Business and Professions Code, Unfair Trade Practices Act and various other statutes. Specifically, the named plaintiffs allege that the defendants, including the owners of in-state generation and various power marketers, conspired to manipulate the California wholesale power market to the detriment of California consumers. Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages.

    The five lawsuits are at preliminary stages. Defendants have yet to file answers and, as noted above, the suits have been removed to Federal Court. The named plaintiffs have filed, or will shortly file, motions to remand the cases back to California state court. The defendants in the five lawsuits have formed various joint defense groups in an effort to coordinate the defense of the claims and to share certain costs of defense. The Company believes the allegations are without merit and will vigorously defend this claim. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.

    On March 1, 2001, the California Independent System Operator Corporation (CAISO) and California Electricity Oversight Board (EOB) filed a motion with the FERC proposing, among other things, that they be given access to cost information that generators have filed with the FERC and that the FERC keep all sales in California subject to refund. Dynegy will vigorously oppose this action because it believes that there is no basis for giving the State of California, a significant market participant, access to confidential generator information on bids and costs. In addition, Dynegy believes that there is no basis for the FERC to extend refund exposure on a generic, blanket basis, as such an extension would contradict the FERC's carefully crafted refund structure designed to minimize the obvious disincentives that refund exposure creates for suppliers.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Management has closely monitored developments in California in an effort to manage Dynegy's credit risk in these markets. The Company has recorded appropriate reserves for probable losses incurred based on year-end market conditions. Although such reserves may change over time as the market uncertainties are resolved, management believes such changes will not ultimately be material to the Company's consolidated financial position or results of operations.

    COMPLAINT AGAINST DYNEGY MIDWEST GENERATION. On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against IP and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include Illinova Power Marketing, Inc. (now known as DMG) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated April 19, 2000, a trial date of November 2001 was set. The initial trial is limited to liability.

    The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. The Company has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, the Company believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change through enforcement actions, the intent and meaning of its regulations. The Company also believes that, even if some of the activities in questions were found not to qualify for routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operations or production rate and for increases in emissions resulting from demand growth. Although none of the Defendants' other facilities are covered in the Complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermillion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well. The asset(s) subject to the Complaint are part of the consolidated assets of the Company.

    The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of the "best available control technology" (or the equivalent) at the Baldwin Station and possibly at the other three plants as well.

    The parties are engaged in discovery, and numerous discovery-related disputes have arisen. The United States Magistrate heard arguments on a number of the discovery disputes in December 2000, and issued orders favorable to the Defendants on most of the disputed issues.

    Two utilities, Virginia Power and Cinergy, have reached settlements with the United States in 2000. The settlements call for the utilities to pay civil fines; fund various environmental projects; reduce Nox,

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sox, particulate matter and mercury emissions through the installation of pollution control devices over a period extending for 2012 through 2013, and forfeit certain emission credits. The Company believes the allegations are without merit and will vigorously defend this claim. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.

    The Company is subject to various legal proceedings and claims that arise in the normal course of business. Further, in addition to certain disclosures made previously herein, the Company has assumed liability for various claims, assessments and litigation in connection with some of its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

    PURCHASE OBLIGATIONS. In conducting its operations, the Company routinely enters into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in its business. These commitments are typically associated with commodity supply arrangements, capital projects, reservation charges associated with firm transmission, transportation, and leases for office space, equipment, plant sites, ships and power generation assets. The following describes the more significant commitments outstanding at December 31, 2000.

    The Company is engaged in a continual capital asset expansion program consistent with its business plan and energy convergence strategies. The emphasis of this capital asset program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is currently negotiating purchase orders to acquire in excess of 23 gas-fired turbines, representing a capital commitment of approximately $700 million. Delivery of the manufactured turbines is occurring ratably through 2004. Commitments under these purchase orders are generally payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time.

    The Company routinely enters into supply and market contracts for the purchase and sale of electricity, some of which contain fixed capacity payments. Such obligations are generally payable on a ratable basis, the terms of which extend through May 2012. In return for such fixed capacity payments, Dynegy receives volumes of electricity at agreed prices, which it then may re-market. Based on year-end estimates, the market value of electricity available for sale under these contracts, which are not already recorded at fair value on the balance sheet at December 31, 2000, totaled $125 million, which amount includes the fixed capacity payments referenced above.

    ADVANCE AGREEMENT. In 1997, Dynegy received cash from a gas purchaser as an advance payment for future natural gas deliveries over a ten-year period ("Advance Agreement"). As a condition of the Advance Agreement, Dynegy entered into a natural gas swap with a third party under which Dynegy became a fixed-price payor on identical volumes to those to be delivered under the Advance Agreement at prices based on current market rates. The cash payment was classified as an advance on the balance sheet and is ratably reduced as gas is delivered to the purchaser under the terms of the Advance Agreement. In addition, the purchaser pays a monthly fee to Dynegy associated with delivered volumes. The Advance Agreement contains certain non-performance penalties that impact both parties and as a condition precedent, Dynegy purchased a surety bond in support of its obligations under the Advance Agreement.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    OTHER MINIMUM COMMITMENTS. During 2000, the Company entered into new or restructured lease arrangements associated with a natural gas-fired generating facility, certain electricity generating equipment and natural gas liquids transportation assets. Under the terms of these arrangements, the Company provided certain residual value guarantees associated with the leased assets while retaining certain rights to the assets. The retained rights include the right to extend the term of the lease arrangement, an option to acquire the leased assets from each of the lessors and the right to participate in the outright sale of the related assets.

    In addition, certain Company subsidiaries are designing and constructing two generating facilities, as agent for a third party. Pursuant to these contracts, under certain remote circumstances, the Company is obligated to guarantee up to approximately 90 percent of the actual cost of these facilities during the construction phase. It is anticipated that a subsidiary of the Company will subsequently lease the completed facilities from the relevant third parties for initial terms of four to five years. Under certain circumstances, the Company maintains an option to purchase the relevant facility from the third party, and it may participate in the outright sale of the asset.

    Minimum commitments in connection with office space, equipment, plant sites, ships, transportation, storage and other leased assets at December 31, 2000, were as follows: 2001- $143 million; 2002--$83 million, 2003--$79 million, 2004--$81 million, and beyond--$226 million.

    Aggregate minimum commitments have not been reduced by minimum sublease rentals of approximately $4 million due in the future under noncancelable subleases. Rental payments made under the terms of these arrangements totaled--$131 million in 2000, $69 million in 1999 and $126 million in 1998.

    ENVIRONMENTAL. The Company's operations are subject to extensive federal, state and local statutes, rules and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Development of projects in international markets creates exposure and obligations to the national, provincial and local laws of each host country, including environmental standards and requirements imposed by these governments. Compliance with these statutes, rules and regulations requires capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. Failure to comply with these statutes, rules and regulations may result in the assessment of civil and even criminal penalties. The Company's environmental expenditures are anticipated to increase in the future with the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets subject to environmental regulation operated by the Company. No assurance can be given that future compliance with these environmental statutes, rules and regulations will not have a material adverse effect on the Company's operations or its financial condition.

NOTE 12--REGULATORY ISSUES

    The Company is subject to regulation by various federal, state, local and foreign agencies. These rules and regulations affect the industry as a whole; therefore, the Company does not believe that it is affected in a manner significantly different from its competitors.

NOTE 13--CAPITAL STOCK

    All of Dynegy's outstanding equity securities are held by its parent, Dynegy Inc. There is no established trading market for such securities and they are not traded on any exchange.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    STOCK OPTIONS. The Company's parent grants stock options, from time to time, to certain employees of the Company. Each option granted is valued at an option price, which ranges from $1.47 per share to the fair market value per share at date of grant. The difference, if any, between the option price and the fair market value of each option on the date of grant is recorded as compensation expense over the respective vesting period. Options granted at prices below fair market value do not become exercisable until the fifth anniversary date of the grant, at which time they become fully exercisable. For the year ended December 31, 2000, there were no options granted below fair market value. Options granted at market value vest and become exercisable ratably over a three-year period. The average exercise price of vested options at December 31, 2000 was $7.50. Compensation expense related to options granted totaled $15.4 million, $6.0 million and $4.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Total Dynegy Inc. options authorized and non-distributed stock option transactions for 2000, 1999, and 1998 were (shares in thousands) as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------------------
                                                  2000                        1999                        1998
                                       --------------------------   -------------------------   -------------------------
                                        SHARES     OPTION PRICE      SHARES     OPTION PRICE     SHARES     OPTION PRICE
                                       --------   ---------------   --------   --------------   --------   --------------
Outstanding at beginning of
  period............................    24,022    $ 1.47 - $16.62    25,777    $1.47 - $15.67    19,341    $1.47 - $15.67
Granted.............................     4,258    $22.01 - $56.50     4,203    $1.47 - $16.62    10,100    $1.47 - $12.68
Exercised...........................    (7,531)   $ 1.47 - $22.01    (4,658)   $1.47 - $13.68    (1,373)   $1.47 - $ 6.80
Cancelled or expired................      (981)   $ 1.47 - $57.02    (1,232)   $1.47 - $13.77    (2,164)   $1.47 - $13.77
Other, contingent share issuance....        --                 --       (68)   $1.47 - $ 4.10      (127)   $1.47 - $ 4.10
                                        ------                       ------                      ------
Outstanding at end of period........    19,768    $ 1.47 - $57.02    24,022    $1.47 - $16.62    25,777    $1.47 - $15.67
                                        ======                       ======                      ======
Exercisable at end of period........    11,928    $ 1.47 - $17.17     9,983    $1.47 - $15.67     6,064    $1.47 - $15.67
                                        ======                       ======                      ======
Weighted average fair value of
  options granted during the period
  at market.........................                       $19.14                       $7.76                       $4.18
                                                  ===============              ==============              ==============
Weighted average fair value of
  options granted during the period
  at below market...................                          $--                       $9.65                       $5.33
                                                  ===============              ==============              ==============

    Options outstanding as of December 31, 2000 (shares in thousands) are summarized below:

                                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                        ---------------------------------------------------------   ---------------------------------
                                             WEIGHTED AVERAGE         WEIGHTED                            WEIGHTED
      RANGE OF          NUMBER OF SHARES   REMAINING CONTRACTUAL      AVERAGE       NUMBER OF SHARES      AVERAGE
   EXERCISE PRICES        OUTSTANDING          LIFE (YEARS)        EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
---------------------   ----------------   ---------------------   --------------   ----------------   --------------
   $ 1.47 - $ 4.80            9,240                   7.2              $ 2.89             5,915            $ 2.42
   $ 4.81 - $ 9.80              191                   7.1              $ 7.53               191            $ 7.53
   $ 9.81 - $12.50            2,749                   7.2              $10.13             2,827            $10.14
   $12.51 - $16.70            6,002                   7.7              $15.85             2,981            $15.02
   $16.71 - $23.90              850                   9.0              $23.25                14            $17.17
   $23.91 - $36.90              221                   9.4              $33.17                --                --
   $36.91 - $44.00              425                   9.6              $42.73                --                --
   $44.01 - $57.02               90                   9.8              $50.21                --                --
                             ------                                                      ------
   $ 1.47 - $57.02           19,768                                                      11,928
                             ======                                                      ======

    Pursuant to terms of the Illinova acquisition, certain vesting requirements on outstanding options were accelerated and the option shares and strike prices were subject to the exchange ratios described

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the acquisition documents. Additionally, Dynegy's parent instituted new option plans on the effective date of the acquisition.

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend per year of $0.30 per share per annum for 2000 and historical dividend of $0.04 per share for 1999 and 1998; expected volatility of 44 percent, 40.3 percent and 40.1 percent, respectively; risk-free interest rate of 6.30 percent, 6.42 percent and
6.28 percent, respectively; and an expected life of ten years for all periods. As stated previously, the Company accounts for its parent's stock option plan in accordance with APB No. 25. Had compensation cost been determined on a fair value basis consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income amounts would have approximated
$432 million, $143 million and $105 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 14--EMPLOYEE COMPENSATION, SAVINGS AND PENSION PLANS

    CORPORATE INCENTIVE PLAN. Dynegy's parent maintains a discretionary incentive plan to provide employees competitive and meaningful rewards for reaching corporate and individual objectives. Specific rewards are at the discretion of the Compensation Committee of the Board of Directors ("Compensation Committee").

    PROFIT SHARING/SAVINGS PLAN. The Company's parent established the Dynegy Profit Sharing/401(k) Savings Plan ("Plan"), which meets the requirements of
Section 401(k) of the Internal Revenue Code, and is a defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Plan and related trust fund are established and maintained for the exclusive benefit of participating employees in the United States and certain expatriates. Similar plans are available to other employees resident in foreign countries and are subject to the laws of each country. Eligible employees may participate in the Plan. Employee contributions to the Plan are matched 100%, subject to a maximum of five percent of compensation. Vesting in Company contributions is based on years of service. The Company's parent makes additional profit sharing contributions to employee accounts regardless of their individual participation in the Plan. The Company's parent may also make discretionary profit sharing contributions, subject to Dynegy Inc.'s performance. Matching contributions to the Plan and discretionary profit sharing contributions are made in Dynegy Inc. common stock. Additional profit sharing contributions are made in cash.

    During the years ended December 31, 2000, 1999 and 1998, Dynegy recognized aggregate costs related to these employee compensation plans of $14.6 million, $24.9 million and $12.9 million, respectively.

    PENSION AND OTHER POST-RETIREMENT BENEFITS. Through a business acquisition, the Company acquired a noncontributory defined benefit pension plan and such plan remains in existence at December 31,

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2000. The Retirement Plan's funded status and amount recognized in Dynegy's balance sheet at December 31, 2000 and 1999, were:

                                                                    PENSION
                                                                   BENEFITS
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                ($ IN MILLIONS)
Projected benefit obligation, beginning of the year.........   $ 9.8      $11.8
  Service cost..............................................     0.4        0.5
  Interest cost.............................................     0.6        0.7
  Curtailment...............................................      --       (1.9)
  Actuarial (gain) loss.....................................    (1.0)      (1.1)
  Benefits paid.............................................    (0.3)      (0.2)
                                                               -----      -----
Projected benefit obligation, end of the year...............   $ 9.5      $ 9.8
                                                               =====      =====
Fair value of plan assets, beginning of the year............   $10.3      $ 9.4
  Actual return on plan assets..............................     1.8        1.1
  Employer contributions....................................      --         --
  Participant contributions.................................      --         --
  Benefits paid.............................................    (0.3)      (0.2)
                                                               -----      -----
Fair value of plan assets, end of the year..................   $11.8      $10.3
                                                               =====      =====
Funded status...............................................   $ 2.3      $ 0.5
Unrecognized actuarial (gain) loss..........................    (6.6)      (5.0)
                                                               -----      -----
Accrued benefit liability...................................   $(4.3)     $(4.5)
                                                               =====      =====

Weighted Average Assumptions:
  Discount rate at December 31..............................    7.50%      7.50%
  Expected return on plan assets as of January 1............    8.00%      8.00%
  Rate of compensation increase.............................    3.50%      3.50%

    The components of net periodic benefit cost were:

                                                                    PENSION
                                                                   BENEFITS
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                ($ IN MILLIONS)
Service cost benefits earned during period..................   $ 0.4      $ 0.5
Interest cost on projected benefit obligation...............     0.6        0.7
Expected return on plan assets..............................    (0.8)      (0.7)
Amortization of unrecognized actuarial gain.................    (0.3)      (0.1)
                                                               -----      -----
Net periodic benefit cost...................................   $(0.1)     $ 0.4
                                                               =====      =====
Additional income due to curtailment........................      --       (1.9)
                                                               -----      -----
Total net periodic benefit cost/(income)....................   $(0.1)     $(1.5)
                                                               =====      =====

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--RELATED PARTY TRANSACTIONS

    Transactions with Chevron result from purchases and sales of natural gas, natural gas liquids and crude oil between subsidiaries of Dynegy and Chevron affiliates. Management believes that these transactions are executed at the prevailing market rates. During the years ended December 31, 2000, 1999 and 1998, the Company recognized in its statement of operations aggregate sales to, and aggregate costs from, this significant shareholder of Dynegy Inc. of $1.4 billion and $3.1 billion, $1.1 billion and $2.0 billion, and $888 million and $1.7 billion, respectively.

    Additionally, certain subsidiaries of the Company received revenues of approximately $557 million from IP. The subsidiaries also purchased approximately $11 million of natural gas from IP.

    The Company routinely conducts business with subsidiaries of Dynegy Inc. that are not part of this consolidated group. As a result of such transactions, the Company has an approximate $423 million accounts receivable, affiliates balance as of December 31, 2000.

NOTE 16--SEGMENT INFORMATION

    Dynegy's operations are divided into two reportable segments: Dynegy Marketing and Trade ("DMT") and Dynegy Midstream Services ("DMS"). DMT focuses on energy convergence, including the marketing and trading and arbitrage opportunities that exist among power, natural gas, weather derivatives and coal that can be enhanced by the control and optimization of related physical assets. DMS consists of the North American midstream liquids operations, as well as the international liquefied petroleum gas transportation and NGL marketing operations located in Houston and London. Generally, Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for 2000, 1999 and 1998 is presented below.

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 2000
                                ($ IN MILLIONS)

                                                           DMT        DMS      ELIMINATION    TOTAL
                                                         --------   --------   -----------   --------
Unaffiliated revenues:
  Domestic.............................................  $17,429     $5,160       $   --     $22,589
  Canadian.............................................    2,316      1,224           --       3,540
  European.............................................    1,252         --           --       1,252
                                                         -------     ------       ------     -------
                                                          20,997      6,384           --      27,381
Affiliated revenues....................................      557         --           --         557
Intersegment revenues:
  Domestic.............................................      983        940       (1,923)         --
  Canadian.............................................      132         14         (146)         --
  European.............................................       --         --           --          --
                                                         -------     ------       ------     -------
                                                           1,115        954       (2,069)         --
                                                         -------     ------       ------     -------
  Total revenues.......................................   22,669      7,338       (2,069)     27,938
                                                         -------     ------       ------     -------
Operating margin.......................................      764        256           --       1,020
Depreciation and amortization..........................     (129)      (105)          --        (234)
Interest expense.......................................      (66)       (30)          --         (96)
Other income (expense).................................      105        (50)          --          55
Equity earnings of unconsolidated affiliates...........      167         24                      191
Income tax provision...................................     (225)       (10)          --        (235)
Net income.............................................  $   427     $   19       $   --     $   446
Identifiable assets:
  Domestic.............................................  $14,162     $2,156       $   --     $16,318
  Canadian.............................................      750        299           --       1,049
  European.............................................      438         --           --         438
Investment in unconsolidated affiliates................      520        174           --         694
Capital expenditures and investment in unconsolidated
  affiliates...........................................     (590)      (114)          --        (704)

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1999
                                ($ IN MILLIONS)

                                                            DMT        DMS      ELIMINATION    TOTAL
                                                          --------   --------   -----------   --------
Unaffiliated revenues:
  Domestic..............................................   $8,112     $4,887    $       --    $12,999
  Canadian..............................................    1,445         10            --      1,455
  European..............................................      976         --            --        976
                                                           ------     ------    -----------   -------
                                                           10,533      4,897            --     15,430
                                                           ------     ------    -----------   -------
Intersegment revenues:
  Domestic..............................................      355        240          (595)        --
  Canadian..............................................       59          8           (67)        --
  European..............................................       --         --            --         --
                                                           ------     ------    -----------   -------
                                                              414        248          (662)        --
                                                           ------     ------    -----------   -------
  Total revenues........................................   10,947      5,145          (662)    15,430
                                                           ------     ------    -----------   -------
Operating margin........................................      284        260            --        544
Depreciation and amortization...........................      (35)       (94)           --       (129)
Interest expense........................................      (36)       (42)           --        (78)
Other income (expense)..................................       26          2            --         28
Equity earnings unconsolidated affiliates...............       62         18            --         80
Income tax provision....................................      (58)       (17)           --        (75)
Net income..............................................   $  106     $   46    $       --    $   152
Identifiable assets:
  Domestic..............................................   $3,466     $2,550    $       --    $ 6,016
  Canadian..............................................      266         68            --        334
  European..............................................      175         --            --        175
Investment in unconsolidated affiliates.................      458        169            --        627
Capital expenditures and investment in unconsolidated
  affiliates............................................     (357)       (92)           --       (449)

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DYNEGY'S SEGMENT DATA FOR THE YEAR ENDED DECEMBER 31, 1998
                                ($ IN MILLIONS)

                                                           DMT        DMS      ELIMINATION    TOTAL
                                                         --------   --------   -----------   --------
  Unaffiliated revenues:
    Domestic...........................................  $ 9,149     $3,307       $  --      $12,456
    Canadian...........................................      970        210          --        1,180
    European...........................................      622         --          --          622
                                                         -------     ------       -----      -------
                                                          10,741      3,517          --       14,258
                                                         -------     ------       -----      -------
  Intersegment revenues:
    Domestic...........................................      158        250        (408)          --
    Canadian...........................................       61         --         (61)          --
    European...........................................       --         --          --           --
                                                         -------     ------       -----      -------
                                                             219        250        (469)          --
                                                         -------     ------       -----      -------
    Total revenues.....................................   10,960      3,767        (469)      14,258
                                                         -------     ------       -----      -------
  Operating margin.....................................      236        193          --          429
  Depreciation and amortization........................      (29)       (84)         --         (113)
  Interest expense.....................................      (25)       (50)         --          (75)
  Other income (expense)...............................        4         35          --           39
Equity earnings of unconsolidated affiliates...........       75         16          --           91
  Income tax (provision) benefit.......................      (52)         2          --          (50)
  Net income...........................................  $    91     $   17       $  --      $   108
  Identifiable assets:
    Domestic...........................................  $ 2,838     $2,037       $  --      $ 4,875
    Canadian...........................................      257          7          --          264
    European...........................................      125         --          --          125
  Investment in unconsolidated affiliates..............      344        159          --          503
  Capital expenditures and investments in
    unconsolidated affiliates..........................     (257)      (119)         --         (376)

                              DYNEGY HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of the Company's unaudited quarterly financial information for the years ended December 31, 2000 and 1999.

                                                         QUARTER ENDED
                                           ------------------------------------------
                                            MARCH       JUNE     SEPTEMBER   DECEMBER
                                             2000       2000       2000        2000
                                           --------   --------   ---------   --------
                                                        ($ IN MILLIONS)
Revenues.................................   $4,951     $5,386     $7,937      $9,664
Operating margin.........................      271        219        252         278
Income before income taxes...............      103        141        310         127
Net income...............................       64         88        208          86

                                                         QUARTER ENDED
                                           ------------------------------------------
                                            MARCH       JUNE     SEPTEMBER   DECEMBER
                                             1999       1999       1999        1999
                                           --------   --------   ---------   --------
                                                        ($ IN MILLIONS)
Revenues.................................   $3,045     $3,161     $4,585      $4,639
Operating margin.........................      120        126        159         139
Income before income taxes...............       41         42         76          68
Net income...............................       28         28         51          45

    As previously mentioned, Dynegy Inc. contributed DMG to the Company at the end of September 2000. Since this contribution was accounted for in a manner similar to a pooling of interests, the quarterly financial information herein has been retroactively restated for all quarters in the year ended December 31, 2000. The previously reported quarterly results of operations assumed the contribution was effective as of October 1, 2000. The 1999 quarterly information is unaffected since DMG was acquired by Dynegy Inc. via the Illinova acquisition effective January 1, 2000.

NOTE 18--SUBSEQUENT EVENTS

    In the first quarter of 2001, Dynegy expanded its energy convergence business into the northeastern United States with the acquisition of 1,700 megawatts of power generation facilities with the Central Hudson acquisition. These facilities are located approximately 50 miles north of New York City and were acquired for $903 million, plus certain working capital adjustments.