Form 10-Q
period 2001-03-31
DYNEGY HOLDINGS INC
filed 2001-05-14
CIK 1105055

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-29311

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

                              DYNEGY HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

    Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    Condensed Consolidated Balance Sheets:
      March 31, 2001 and December 31, 2000..................      3
    Condensed Consolidated Statements of Operations:
      For the three months ended March 31, 2001 and 2000....      4
    Condensed Consolidated Statements of Cash Flows:
      For the three months ended March 31, 2001 and 2000....      5
    Notes to Condensed Consolidated Financial Statements....      6

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...     16

    Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.....................................     27

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings...............................     28

    Item 6. Exhibits and Reports on Form 8-K................     28

                              DYNEGY HOLDINGS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           (UNAUDITED) (IN MILLIONS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $   181      $    32
Accounts receivable, net....................................     4,412        4,941
Accounts receivable, affiliates.............................        55           49
Inventories.................................................        11          291
Assets from risk-management activities......................     4,016        4,410
Prepayments and other assets................................        32           36
                                                               -------      -------
    TOTAL CURRENT ASSETS....................................     8,707        9,759
                                                               -------      -------

PROPERTY, PLANT AND EQUIPMENT...............................     6,489        5,377
Accumulated depreciation....................................      (614)        (586)
                                                               -------      -------
    PROPERTY, PLANT AND EQUIPMENT, NET......................     5,875        4,791
                                                               -------      -------
OTHER ASSETS
Investments in unconsolidated affiliates....................       729          694
Accounts receivable, affiliates.............................       368          423
Assets from risk-management activities......................     1,696        1,527
Intangible assets, net of amortization......................       488          491
Other assets................................................       120          120
                                                               -------      -------
    TOTAL ASSETS............................................   $17,983      $17,805
                                                               =======      =======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable............................................   $ 3,802      $ 4,597
Accounts payable, affiliates................................        34           46
Accrued liabilities and other...............................       357          422
Liabilities from risk-management activities.................     3,559        3,838
                                                               -------      -------
    TOTAL CURRENT LIABILITIES...............................     7,752        8,903

LONG-TERM DEBT..............................................     2,281        1,374

OTHER LIABILITIES
Liabilities from risk-management activities.................     1,673        1,568
Deferred income taxes.......................................       372          342
Other long-term liabilities.................................       489          370
                                                               -------      -------
    TOTAL LIABILITIES.......................................    12,567       12,557
                                                               -------      -------

MINORITY INTEREST...........................................       978          972

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY
  TRUST.....................................................       200          200

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDER'S EQUITY
Additional paid-in capital..................................     2,341        2,336
Accumulated other comprehensive income (loss), net of tax...        16          (15)
Retained earnings...........................................       849          723
Stockholder's equity........................................     1,032        1,032
                                                               -------      -------
    TOTAL STOCKHOLDER'S EQUITY..............................     4,238        4,076
                                                               -------      -------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............   $17,983      $17,805
                                                               =======      =======

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (UNAUDITED) (IN MILLIONS)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues....................................................  $12,608     $4,942
Cost of sales...............................................   12,243      4,673
                                                              -------     ------

Operating margin............................................      365        269

Depreciation and amortization...............................       64         73
General and administrative expenses.........................       78         62
                                                              -------     ------

  Operating income..........................................      223        134

Equity in earnings of unconsolidated affiliates.............       29          9
Other income................................................       26         57
Interest expense............................................      (29)       (27)
Other expenses..............................................      (59)       (42)
Minority interest in income of subsidiaries.................       (4)        (4)
                                                              -------     ------

Income before income taxes..................................      186        127
Income tax provision........................................       62         47
                                                              -------     ------

Income from operations......................................      124         80
Cumulative effect of change in accounting principle.........        2         --
                                                              -------     ------

NET INCOME..................................................  $   126     $   80
                                                              =======     ======

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN MILLIONS)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income..................................................  $   126     $  80
Items not affecting cash flows from operating activities:
  Depreciation, amortization, impairment and abandonment....       61        74
  Equity in earnings of affiliates, net of cash
  distributions.............................................      (24)       (6)
  Risk-management activities................................      131       (76)
  Deferred income taxes.....................................       32        36
  Other.....................................................        4       (27)

Change in assets and liabilities resulting from operating
  activities:
  Accounts receivable.......................................      596       (54)
  Inventories...............................................      177       181
  Prepayments and other assets..............................      (83)       12
  Accounts payable..........................................     (702)      (60)
  Accrued liabilities.......................................     (151)       31
Other, net..................................................        8       (68)
                                                              -------     -----
Net cash provided by operating activities...................      175       123
                                                              -------     -----
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures........................................   (1,085)     (190)
Investment in unconsolidated affiliates.....................      (13)       (6)
Proceeds from asset sales...................................       --       667
Affiliate transactions......................................      153      (822)
                                                              -------     -----
Net cash used in investing activities.......................     (945)     (351)
                                                              -------     -----
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings..........................      496       297
Net cash flow from commercial paper and money market lines
  of credit.................................................      439      (111)
Other distributions, net....................................      (16)       (3)
                                                              -------     -----
Net cash provided by financing activities...................      919       183
                                                              -------     -----
Net increase (decrease) in cash and cash equivalents........      149       (45)
Cash and cash equivalents, beginning of period..............       32        45
                                                              -------     -----
Cash and cash equivalents, end of period....................  $   181     $  --
                                                              =======     =====

           See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 1--ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Dynegy Holdings Inc. ("Dynegy" or the "Company") for the year ended December 31, 2000, as filed with the SEC. Dynegy is a wholly owned subsidiary of Dynegy Inc.

    The financial statements include all material adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior year amounts in order to conform to current year presentation.

    At the end of September 2000, Dynegy Inc. contributed Dynegy Midwest Generation ("DMG") to the Company. DMG owns and operates the fossil fuel generating assets formerly held by Illinois Power Company ("IP"). The net contribution of approximately $2.2 billion was accounted for in a manner similar to a pooling of interests. As a result, DMG's results of operations are reflected in the Company's results of operations for the three months ended March 31, 2000, the period for which DMG was a wholly owned subsidiary of Dynegy Inc.

NOTE 2--CHANGE IN ACCOUNTING PRINCIPLE

    The Financial Accounting Standards Board issued, and subsequently amended, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which became effective January 1, 2001. Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded in equity until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately.

    The nature of the Company's business necessarily involves certain market and financial risks. The Company routinely enters into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and the Company's strategy for mitigating these risks are more fully described in Note 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    The Company has recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in the Company's consolidated results in the quarter ended March 31, 2001. At January 1, 2001, the Company's financial statements were adjusted to record a cumulative

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 2--CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED) effect of adopting this accounting change. The amounts recorded, which are immaterial to net income for the quarter and the Company's financial position, are as follows (in millions):

                                                                       OTHER
                                                                   COMPREHENSIVE
                                                      NET INCOME      INCOME
                                                      ----------   -------------
Adjustment to fair value of derivatives.............     $ 3            $ 64
Income tax effects..................................      (1)            (23)
                                                         ---            ----
Total...............................................     $ 2            $ 41
                                                         ===            ====

    Changes in stockholder's equity related to derivatives for the quarter ended March 31, 2001 were as follows, net of taxes (in millions):

Transition adjustment as of January 1, 2001.................    $41
Current period declines in fair value, net..................     (6)
Reclassifications to earnings, net..........................     (3)
                                                                ---
Balance at March 31, 2001...................................    $32
                                                                ===

    This $32 million balance is included within Accumulated Other Comprehensive Income in Stockholder's Equity on the Condensed Consolidated Balance Sheet as follows (in millions):

Statement No. 133, Net......................................    $ 32
Currency Translation Adjustment, Net........................     (10)
Unrealized Loss on Available-for-Sale Securities, Net.......      (6)
                                                                ----
Accumulated Other Comprehensive Income at March 31, 2001....    $ 16
                                                                ====

    Additional disclosures required by Statement No. 133, as amended, are provided in the following paragraphs.

    The Company enters into various derivative instruments related to its energy convergence and midstream liquids businesses that qualify as cash flow hedges. Such instruments are entered into for purposes of hedging forward fuel requirements for certain power generation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. The Company also has two interest rate swaps which qualified for cash flow hedge treatment at March 31, 2001. These swaps were entered into to hedge the fluctuations in the benchmark interest rate on the anticipated issuance of pass-through trust certificates (see Note 8).

    During the quarter ended March 31, 2001, there was no ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings during the first quarter of 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

    The $32 million recorded in stockholder's equity at March 31, 2001 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of liquids and maturity of

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 2--CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED) the pass-through trust certificates, as applicable to each type of hedge. Of this amount, approximately $26 million, net of taxes, is estimated to be reclassified into earnings over the 12-month period ended March 31, 2002. The actual amounts that will be reclassified to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions. The maximum length of time over which the Company is hedging exposure is approximately four years, nine months, one month and 13 years for the forward fuel requirements hedges, domestic midstream liquids hedges, global liquids hedges and interest rate swaps, respectively.

NOTE 3--BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

    In the first quarter of 2001, Dynegy completed its previously announced acquisition of the Central Hudson power generation facilities in New York. The Central Hudson facilities consist of a combination of base load, intermediate and peaking facilities aggregating 1,700 megawatts ("MW"). The facilities are located approximately 50 miles north of New York City and were acquired for approximately $903 million cash, plus inventory and certain working capital adjustments.

NOTE 4--UNCONSOLIDATED AFFILIATES

    At March 31, 2001, the Company had cost basis investments in eSpeed; Altra Energy Technologies, Inc.; Canenerco, Ltd.; Compton Petroleum Corporation; Enertech Capital Partners II L.P.; Sagemaker, Inc.; Energy Infrastructure Overseas, Ltd. and various limited partnerships.

    Dynegy's investment in unconsolidated affiliates accounted for by the equity method included: an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; 50 percent interest in various entities, each formed to build (or buy), own and operate power generation facilities, which includes West Coast Power LLC ("West Coast Power"), located in the United States, Asia and South America; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast; and a
29.19 percent interest in Canadian Midstream Services, Ltd., a partnership that owns and operates a natural gas processing facility.

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 4--UNCONSOLIDATED AFFILIATES (CONTINUED)
    Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the following table (in millions):

                                                           THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------------------
                                                                  2001                  2000
                                                           -------------------   -------------------
                                                                       EQUITY                EQUITY
                                                           TOTAL       SHARE      TOTAL      SHARE
                                                           -----      --------   --------   --------
Revenues(1)..............................................    $837       $285       $392       $129
                                                             ----       ----       ----       ----
Operating margin(1)......................................    $ 84       $ 30       $ 89       $ 30
                                                             ----       ----       ----       ----
Net income(1)............................................    $ 69       $ 29       $ 27       $  3
                                                             ====       ====       ====       ====

------------------------

(1) The interim financial data for March 31, 2000 is exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as such information was unavailable. The Company sold its investment in Accord in the third quarter of 2000.

NOTE 5--COMMITMENTS AND CONTINGENCIES

    LEGAL PROCEEDINGS. On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restated its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Oral arguments before the Ninth Circuit occurred on March 15, 2001. Outside counsel estimates that it could take as long as six months for the Ninth Circuit to deliver its decision on the case. Although PG&E filed a Chapter 11 bankruptcy proceeding on April 6, 2001, the automatic stay applicable in the proceeding will be lifted to permit the Ninth Circuit to decide the pending appeal.

    Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortuous interference with prospective economic relations claims against Destec and tortuous interference with contract and tortuous interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 5--COMMITMENTS AND CONTINGENCIES (CONTINUED) amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. After executing the tolling agreement, on October 23, 2000, MID filed in the state court a Request for Dismissal, which the court granted on October 25, 2000. Dynegy believes the allegations made by MID are without merit and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

    On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("IP"), a wholly owned subsidiary of Dynegy Inc., and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include Illinova Power Marketing, Inc. (now known as DMG) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege, based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated
April 19, 2000, a trial date of November 2001 was set. The initial trial is limited to liability.

    The regulations under the Clean Air Act provide certain exemptions to the definition of "major modifications," particularly an exemption for routine repair, replacement or maintenance. The Company has analyzed each of the activities covered by the EPA's allegations and believes each activity represents prudent practice regularly performed throughout the utility industry as necessary to maintain the operational efficiency and safety of equipment. As such, the Company believes that each of these activities is covered by the exemption for routine repair, replacement and maintenance and that the EPA is changing, or attempting to change, through enforcement actions, the intent and meaning of its regulations. The Company also believes that, even if some of the activities in question were found not to qualify for routine exemption, there were no increases either in annual emissions or in the maximum hourly emissions achievable at any of the units caused by any of the activities. The regulations provide an exemption for increased hours of operations or production rate and for increases in emissions resulting from demand growth. Although none of the Defendants' other facilities are covered in the complaint and NOV, the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River and Hennepin Plants. It is possible that the EPA will eventually commence enforcement actions against those plants as well. The asset(s) subject to the complaint are part of the consolidated assets of Dynegy.

    The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA also will be seeking installation of the "best available control technology" (or the equivalent) at the Baldwin Station and possibly at the other three plants.

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 5--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The parties are engaged in discovery, and numerous discovery-related disputes have arisen. The United States Magistrate heard arguments on a number of the discovery disputes in December 2000 and issued orders favorable to the Defendants on most of the disputed issues. Notwithstanding the favorable order, discovery disputes continue to arise.

    Two utilities, Virginia Power and Cinergy, reached settlements with the United States in 2000. The settlements call for the utilities to pay civil fines; fund various environmental projects; reduce nitrogen oxides, sulfur oxides, particulate matter and mercury emissions through the installation of pollution control devices over a period extending from 2012 through 2013, and forfeit certain emission credits.

    The Company believes the allegations are without merit and will vigorously defend this claim. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.

    The following five class action lawsuits have been filed against various Dynegy entities, including Dynegy Inc. and Dynegy Power Marketing Inc.:

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

    3. People of the State of California v. Dynegy Power Marketing Inc., et al. was filed on January 18, 2001 in San Francisco Superior Court. The defendants subsequently removed the case to the United States District Court for the Northern District of California. The named plaintiffs have filed a motion to remand the case to the state court. Plaintiffs' motion is awaiting a hearing.

    4.  Pier 23 Restaurant v. PG& E Energy Trading, et al. was filed on
       January 24, 2001 in San Francisco Superior Court. The defendants subsequently removed the case to the United States District Court for the Northern District of California. The named plaintiffs have filed a motion to remand the case to the state court. Plaintiffs' motion is awaiting a hearing.

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

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 5--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages.

    The five lawsuits are at preliminary stages. Defendants have yet to file answers and, as noted above, the suits have been removed to federal court. The named plaintiffs have filed motions to remand the cases back to California state court. The California federal judges originally assigned to the lawsuits have recused themselves on the basis that they and their families have an economic stake in the litigation. Visiting federal judges, that is federal judges from states other than California, will be assigned to the lawsuits. The defendants have invoked federal multi-district litigation procedures, and it is possible that the multi-district panel, comprised of federal judges, will decide certain preliminary issues, including the motions to remand. The defendants in the five lawsuits have formed various joint defense groups in an effort to coordinate the defense of the claims and to share certain costs of defense. The Company believes the allegations are without merit and will vigorously defend these claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

    A sixth lawsuit has been filed against various Dynegy entities, including Dynegy Inc. and Dynegy Marketing and Trade, as well as against three corporate officers individually.

    Bustamante v. Dynegy Inc. et al. was filed on May 2, 2001 in Los Angeles Superior Court. The suit was filed on behalf of California taxpayers by Lieutenant Governor Cruz Bustamante and Assembly Woman Barbara Matthews, both acting in their capacity as taxpayers and not in their capacity as elected officials. The allegations in this suit are similar to those in the other five suits, with the exception that the Bustamante suit includes a claim of unfair business practices based on "price gouging" during an emergency declared by Governor Davis. The defendants are in the process of removing the suit to the United States District Court for the Central District of California.

    In addition, in response to the filing of a number of complaints challenging the level of wholesale prices, the Federal Energy Regulatory Commission ("FERC") initiated a staff investigation and issued an order on December 15, 2000 implementing a series of wholesale market reforms, including an interim price review procedure for prices above a $150/MW hour "breakpoint" on sales to the California Independent System Operator (the "ISO") and through the California Power Exchange (the "PX"). The order does not prohibit sales above the "breakpoint," but the seller is subject to weekly reporting and monitoring requirements. For each reported transaction, potential refund liability extends for a period of 60 days following the date any such transaction is reported to the FERC. On March 9, 2001, the FERC issued a further order establishing a proxy market clearing price of $273/MW hour for January 2001, and on March 16, 2001 the FERC issued a further order adjusting the proxy market clearing price to $430/MW hour for February 2001. On April 16, 2001, the FERC issued a further order adjusting the proxy market clearing price to $300/MW hour for March 2001.

    In the FERC's March 9, March 16 and April 16 orders, the FERC indicated that approximately $46 million charged by Dynegy Power Marketing Inc. (as scheduling coordinator for West Coast Power) in January through March 2001 in California to the ISO and the PX were subject to possible refunds. Because the Company believes that there is cost or other justification for prices charged above the proxy market clearing prices established in the orders, it has notified the FERC of its desire to

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 5--COMMITMENTS AND CONTINGENCIES (CONTINUED) challenge the refund amounts identified in such orders. Any refunds the Company may ultimately be obligated to pay are to be credited against unpaid amounts owed for sales in the PX or to the ISO. Sales between October 2, 2000 and December 31, 2000 remain subject to refund under the FERC's December 15 order. The December 15 order also eliminated the requirement that California's public utilities sell all of their generation into and purchase all of their power from the PX and directed that the PX wholesale tariffs be terminated effective
April 2001. Motions for rehearing have been filed on a number of issues related to the December 15 order and such motions are still pending before the FERC.

    In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California Public Utilities Commission, the California Electricity Oversight Board, the California Bureau of State Audits and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. With the exception of a report by the California Bureau of State Audits, none of these investigations have been completed and no findings have been made in connection with any of them. The recently released California state audit report concluded that the foremost cause of the market disruptions in California was fundamental flaws in the structure of the power market.

    Management has closely monitored developments in California in an effort to manage Dynegy's credit risk in these markets. The Company has recorded reserves for probable losses incurred based on market conditions. Although such reserves may change over time as the market uncertainties are resolved, management believes such changes will not ultimately be material to the Company's consolidated financial position or results of operations.

    The Company is subject to various other legal proceedings and claims that arise in the normal course of business. Further, the Company has assumed liability for various claims, assessments and litigation in connection with some of its strategic acquisitions. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 6--AFFILIATE TRANSACTIONS

    Certain subsidiaries of the Company received revenues of approximately
$113 million and $126 million from IP for the quarters ended March 31, 2001 and 2000, respectively.

NOTE 7--SEGMENT INFORMATION

    Dynegy's operations are divided into two reportable segments: Dynegy Marketing and Trade ("DMT") and Dynegy Midstream Services ("DMS"). DMT focuses on energy convergence, including the marketing and trading and arbitrage opportunities that exist among power, natural gas, weather derivatives and coal that can be enhanced by the control and optimization of related physical assets. DMS consists of the Company's North American gathering and processing and midstream liquids operations, as well as its international liquefied petroleum gas transportation and natural gas liquids ("NGL") marketing operations located in Houston and London. Dynegy Energy Services, previously reported as a separate segment in the first quarter of 2000, is now included with DMT. Generally, Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for the quarters ended March 31, 2001 and 2000 is presented below.

                              DYNEGY HOLDINGS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 7--SEGMENT INFORMATION (CONTINUED)

             DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 2001
                                ($ in millions)

                                                           DMT        DMS      ELIMINATIONS    TOTAL
                                                         --------   --------   ------------   --------
Unaffiliated revenues:
  Domestic.............................................  $ 7,022     $2,140       $  --       $ 9,162
  Canadian.............................................    2,087        354          --         2,441
  European.............................................    1,005         --          --         1,005
                                                         -------     ------       -----       -------
                                                          10,114      2,494          --        12,608

Intersegment revenues:
  Domestic.............................................       36         91        (127)           --
                                                         -------     ------       -----       -------
                                                              36         91        (127)           --
                                                         -------     ------       -----       -------
    Total revenues.....................................   10,150      2,585        (127)       12,608
                                                         -------     ------       -----       -------
Operating margin.......................................      278         87          --           365
Depreciation and amortization..........................      (45)       (19)         --           (64)
Interest expense.......................................      (16)       (13)         --           (29)
Other income (expense).................................      (28)        (5)         --           (33)
Equity earnings, net...................................       28          1          --            29
Income tax provision...................................      (50)       (12)         --           (62)
Income from operations.................................      101         23          --           124
Cumulative effect of change in accounting principle....        2         --          --             2
Net income.............................................  $   103     $   23       $  --       $   126
Identifiable assets:
  Domestic.............................................  $14,443     $1,931       $  --       $16,374
  Canadian.............................................      731        230          --           961
  European.............................................      648         --          --           648

Investment in unconsolidated affiliates................      559        170          --           729
Capital expenditures and investment in unconsolidated
  affiliates...........................................   (1,065)       (33)         --        (1,098)

                              DYNEGY HOLDINGS INC.

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

NOTE 7--SEGMENT INFORMATION (CONTINUED)
           DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 2000
                                ($ in millions)

                                                          DMT        DMS      ELIMINATIONS    TOTAL
                                                        --------   --------   ------------   --------
Unaffiliated revenues:
  Domestic............................................  $ 2,690     $1,264        $ --       $  3,954
  Canadian............................................      373        184          --            557
  European............................................      431         --          --            431
                                                        -------     ------        ----       --------
                                                          3,494      1,448          --          4,942
                                                        -------     ------        ----       --------

Intersegment revenues:
  Domestic............................................       39         52         (91)            --
                                                        -------     ------        ----       --------
                                                             39         52         (91)            --
                                                        -------     ------        ----       --------
    Total revenues....................................    3,533      1,500         (91)         4,942
                                                        -------     ------        ----       --------
Operating margin......................................      195         74          --            269
Depreciation and amortization.........................      (28)       (45)         --            (73)
Interest expense......................................      (21)        (6)         --            (27)
Other income (expense)................................       49        (34)         --             15
Equity earnings, net..................................        3          6          --              9
Income tax (provision) benefit........................      (58)        11          --            (47)
Net income (loss).....................................  $    91     $  (11)       $ --             80
Identifiable assets:
  Domestic............................................  $ 7,668     $1,897        $ --       $  9,565
  Canadian............................................      318        121          --            439
  European............................................      267         --          --            267
Investment in unconsolidated affiliates...............      410        174          --            584
Capital expenditures and investment in unconsolidated
  affiliates..........................................     (179)       (17)         --           (196)

NOTE 8--SUBSEQUENT EVENTS

    Dynegy completed a $920 million leveraged lease transaction in May of 2001. The leveraged lease transaction relates to the previously announced acquisition of 1,700 MW of Central Hudson power generation facilities in the Northeast. The transaction included a private offering of approximately $800 million aggregate principal amount of nine- and 15-year debt securities and an equity investment by a third party in the amount of approximately $120 million. The debt securities are pass-through trust certificates issued by two pass-through trusts. Rent payable by two Dynegy subsidiaries in the leveraged lease transaction will be the source of payment on the certificates. Dynegy, which will guarantee the subsidiaries' obligations under the leveraged lease transaction, will use the proceeds to repay commercial paper and for general corporate purposes.

                              DYNEGY HOLDINGS INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

    The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Holdings Inc. ("Dynegy" or the "Company") included elsewhere herein and with the Company's Form 10-K for the year ended December 31, 2000.

                                    GENERAL

    COMPANY PROFILE. Dynegy is a leading provider of energy solutions to customers in North America, the United Kingdom and Continental Europe. The Company's expertise extends across the entire convergence value chain, from power generation and wholesale and direct commercial and industrial marketing and trading of power, natural gas, coal, emission allowances, and weather derivatives to transportation, gathering and processing of natural gas liquids ("NGLs").

    BUSINESS SEGMENTS. Dynegy's operations are reported in two segments: Dynegy Marketing and Trade ("DMT") and Dynegy Midstream Services ("DMS"). DMT is actively engaged in value creation through marketing and trading of natural gas, power, coal and emission allowances and the generation of electricity. DMS consists of the Company's North American gathering and processing and midstream liquids operations, global liquefied petroleum gas transportation and NGL marketing operations. Dynegy Energy Services, previously reported as a separate segment in the quarter ended March 31, 2000, is now included with DMT.

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

    Dynegy has historically relied upon operating cash flow and borrowings from a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. At March 31, 2001, the Company's various credit agreements totaled $1.36 billion. After consideration of outstanding commercial paper and letters of credit, the unused borrowing capacity under the credit agreements at March 31, 2001 approximated $697 million. Management believes additional financing arrangements can be obtained at reasonable terms, if necessary.

                                 OTHER MATTERS

    RECENT ACQUISITIONS. In the first quarter of 2001, Dynegy completed its previously announced acquisition of the Central Hudson power generation facilities in New York. The Central Hudson facilities consist of a combination of base load, intermediate and peaking facilities aggregating 1,700 megawatts ("MW"). The facilities are located approximately 50 miles north of New York City and were acquired for approximately $903 million cash, plus inventory and certain working capital adjustments.

                              DYNEGY HOLDINGS INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

    PENDING ACQUISITION. Dynegy and NRG Energy, Inc. have executed an agreement to purchase 1,330 MW of power generation facilities from Sierra Pacific Resources, including the 740 MW gas-fired Clark Generating Station and 590 MW of the 605 MW coal-fired Reid Gardner Generating Station. These facilities currently serve the Las Vegas, Nevada market. The asset purchase price is $634 million, subject to adjustments.

    Closing of this transaction is subject to approval by various state and federal regulatory bodies, which primarily include the Public Utilities Commission of Nevada, the United States Department of Justice Antitrust Division and the FERC, and customary closing conditions, such as no regulation or legislation prohibiting the consummation of the sale. In April 2001, in response to the power impasse in the western United States, the Nevada legislature passed a law postponing all divestitures of utility generation assets until after July 1, 2003, which is beyond the expiration of the purchase agreement. Given the passage of this legislation, there is a very low probability that the purchase will be consummated.

    COMMITMENTS AND CONTINGENCIES. See Part I, Item 1, Condensed Consolidated Financial Statements, Note 5, which is incorporated herein by reference, for a discussion of the Company's Commitments and Contingencies.

    CALIFORNIA MARKET. Since the fourth quarter of 2000, the power and natural gas markets in California have experienced substantial volatility driven by a fundamental imbalance in supply and demand and the retail electricity price caps imposed on the state's two largest utilities. As a result of these market conditions, both Pacific Gas & Electric Company ("PG&E") and Southern California Edison Company ("SCE") have defaulted on payments to the California Independent System Operator (the "ISO") and the California Power Exchange (the "PX") as well as to other creditors. As a result, the ISO and PX have defaulted on certain payments to power generators. In addition, natural gas available to the state has been in tight supply which has caused historic highs in the basis differential between California and other markets.

    Many events related to the California situation have occurred in recent weeks. The most significant of these events include: (a) a Chapter 11 bankruptcy filing by PG&E; (b) Dynegy's inclusion on PG&E's creditor committee;
(c) separate rulings by the Ninth Circuit Court of Appeals and the FERC acknowledging that generators in California are not required to sell to noncreditworthy counterparties; (d) a proposal by the FERC related to the establishment of price caps during periods of real-time emergencies in California; (e) the FERC's decision to investigate gas supply issues in the region; and (f) FERC orders directing electricity suppliers to either refund a portion of first quarter 2001 sales revenue or justify their prices above approved pricing amounts. In addition, Dynegy and/or its officers have been named in various lawsuits associated with the California situation, which are more fully discussed in Note 5 to the Condensed Consolidated Financial Statements.

    Dynegy and NRG Energy each own 50 percent of West Coast Power, a joint venture owning power generation plants in southern California. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets as a wholesale marketer and trader of gas and power. Through Dynegy's interest in West Coast Power, Dynegy has exposure to the ISO and PX, which primarily rely on receipts from California utilities to pay their bills. West Coast Power also sells directly to the California Department of Water Resources ("DWR") and pursuant to other bilateral agreements. The delay in payments to West Coast Power has

                              DYNEGY HOLDINGS INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

resulted in a covenant default under West Coast Power's bank credit facility. The West Coast Power bank facility is nonrecourse to Dynegy. West Coast Power has entered into a forbearance agreement with its lenders in connection with the covenant default. The covenant default by West Coast Power does not adversely impact any other credit facilities or borrowing obligations of Dynegy or its subsidiaries.

    West Coast Power's generation facilities primarily are intended to operate as peaking units. Because of the power shortage in California, these units have been running with much greater frequency and for longer durations than is typically the case. As the summer cooling season approaches, management must monitor the maintenance needs of the West Coast Power facilities, as well as the availability of emission credits which are required to operate the facilities.

    In addition to indirect sales to California transacted through West Coast Power, Dynegy makes direct sales to customers in California. Substantially all of Dynegy's direct sales made in California represent either gas sales made under securitized arrangements or bilateral sales made to creditworthy counterparties.

    As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and the recent Ninth Circuit Court of Appeals and FERC decisions regarding counterparty choice for generators as well as other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX and that the prospect of increased exposure of West Coast Power to the ISO or PX or for refunds has been largely mitigated. At April 30, 2001, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX was approximately $313 million. Management is continually assessing Dynegy's exposure relative to its California receivables and has established reserves to reflect market uncertainties. The Company closely monitors developments in California in an effort to manage its credit risk in these markets.

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

                              DYNEGY HOLDINGS INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

                             RESULTS OF OPERATIONS

    Provided below is a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three-month periods ended March 31, 2001 and 2000, respectively.

THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

    For the first quarter of 2001, Dynegy's net income was $126 million compared with first quarter 2000 net income of $80 million. Recurring net income was $124 million compared to $92 million for the same periods, respectively. The first quarter 2001 recurring net income excludes the $2 million cumulative effect of change in accounting principle recorded in connection with the Company's adoption of Statement No. 133, while the first quarter 2000 recurring net income excludes a nonrecurring after-tax gain on the sale of certain qualifying generation facilities of $34 million and after-tax charges aggregating $46 million related to the sale and impairment of certain assets and certain charges related to the Dynegy Inc. acquisition of Illinova Corporation. First quarter 2001 results were led by a strong performance in energy convergence operations, particularly in U.S. power and natural gas. The quarter benefited from nationwide volatility in both the power and natural gas markets, enabling Dynegy to leverage its diverse asset portfolio with strong marketing, structured origination activity and term sales. Additionally, Dynegy was able to capture opportunities generated by a return to seasonal winter weather and the supply and demand imbalances that are impacting multiple energy commodities.

    Consolidated operating margin for the first quarter of 2001 totaled
$365 million compared to $269 million for the same 2000 period primarily reflecting improved margins in DMT. DMT contributed $278 million to first quarter 2001 consolidated operating margin compared to $195 million reported in the first quarter of 2000, an increase of 43 percent. DMS contributed
$87 million to first quarter 2001 consolidated operating margin compared to $74 million reported in the first quarter of 2000. After eliminating the effect of non-strategic upstream asset sales, DMS' operating margin increased
32 percent period-over-period.

    Operating income increased $89 million quarter-to-quarter, reflecting the significantly higher operating results from the energy convergence businesses. Improved operating results were partially offset by higher general and administrative expenses, reflecting the impact of incremental costs associated with a larger, more diverse base of operations.

    Incremental to Dynegy's consolidated results was the Company's equity share in the earnings of its unconsolidated affiliates, which contributed approximately $29 million and $9 million to pre-tax quarterly earnings in the 2001 and 2000 periods, respectively. Variances period-to-period in these results reflect the impact of weather-driven demand and changes in commodity prices, particularly as these changes impacted DMT investments.

    Interest expense totaled $29 million for the quarter ended March 31, 2001, compared to $27 million for the equivalent 2000 period. The variance is attributable to higher average principal balances partially offset by lower interest rates on variable-rate borrowings in the 2001 period compared to the 2000 period.

                              DYNEGY HOLDINGS INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

    Other income and expenses, net totaled $33 million in expense in the quarter ended March 31, 2001 compared with income of $15 million in the 2000 period. The increase in other expense in 2001 includes an increase in minority interests in consolidated subsidiaries partially offset by a gain on the sale of certain Canadian assets. The 2000 quarter included a pre-tax gain on the sale of certain qualifying generation facilities of $52 million and pre-tax charges of $40 million related to the sale of certain NGL assets and merger-related costs. The remaining amounts consisted of immaterial other income and expense items.

    The Company reported an income tax provision of $62 million for the quarter ended March 31, 2001, compared to an income tax provision of $47 million for the 2000 period. The effective rates approximated 33 and 37 percent in 2001 and 2000, respectively. In general, the difference from the aforementioned effective rates and the statutory rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences, the effect of certain foreign equity investments and state income taxes.

                              DYNEGY HOLDINGS INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

                           DYNEGY MARKETING AND TRADE

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                ($ IN MILLIONS)
Operating Margin............................................  $   278     $  195
Equity Investments..........................................       28          3
                                                              -------     ------
      SUBTOTAL--FINANCIAL CONTRIBUTION......................      306        198

Depreciation and Amortization...............................      (45)       (28)
General and Administrative Expenses.........................      (63)       (46)
Other Items.................................................      (28)        49
                                                              -------     ------
      EARNINGS BEFORE INTEREST AND TAXES....................      170        173
Interest Expense............................................      (19)       (24)
                                                              -------     ------
      PRE-TAX EARNINGS......................................      151        149
Income Tax Provision........................................      (50)       (58)
                                                              -------     ------
      INCOME FROM OPERATIONS................................      101         91
Cumulative Effect of Change in Accounting Principle.........        2         --
                                                              -------     ------
      NET INCOME............................................  $   103     $   91
                                                              =======     ======

      RECURRING NET INCOME(1)...............................  $   101     $   68
                                                              =======     ======

OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d):
    Domestic Sales Volumes..................................      8.4        7.3
    Canadian Sales Volumes..................................      2.3        2.3
    European Sales Volumes..................................      0.7        2.0
                                                              -------     ------
                                                                 11.4       11.6
                                                              =======     ======
  Power Produced and Sold:
    Million MW Hours Generated--Gross.......................     10.3        7.5

    Million MW Hours Generated--Net.........................      8.9        6.8
    Million MW Hours Sold...................................     17.2       15.1
                                                              -------     ------
      Total Produced and Sold...............................     26.1       21.9
                                                              =======     ======
  Average On-Peak Market Power Prices:
    Cinergy.................................................  $ 42.31     $24.56
    TVA.....................................................    42.79      24.78
    PJM.....................................................    44.29      28.41
    CALPX SP 15.............................................   224.24      32.79

------------------------

(1) Recurring net income consists of segment reported net income adjusted for identified nonrecurring items more fully described below.

                              DYNEGY HOLDINGS INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

    DMT reported recurring segment net income of $101 million for the three-month period ended March 31, 2001, compared with recurring net income of $68 million in the 2000 quarter. The 2001 quarter recurring net income excludes the cumulative effect of a change in accounting principle as described above. The 2000 quarter recurring net income excludes a nonrecurring after-tax gain of $34 million relating to the sale of certain qualifying facilities and an after-tax charge of $11 million related to merger costs. Recurring results of operations period-to-period were influenced by the following:

    - A return to seasonal winter weather across the U.S. and strong supply and demand fundamentals provided opportunities for greater asset utilization, higher price realization, and increased customer origination and risk-management activities;

    - Increased origination activity by the European operations; partially offset by

    - Increased other expense, net resulting partially from increased minority interest in consolidated subsidiaries;

    - Increased depreciation and amortization expenses reflecting continued expansion of the Company's asset base; and

    - Increased general and administrative expenses reflecting the impact of higher variable compensation costs and increased capital and overhead costs required to support a larger, more diverse base of operations.

    Total MW hours produced and sold during the first quarter of 2001 aggregated
26.1 million MW hours compared to 21.9 million MW hours during the 2000 period. The increase is a result of the addition of nearly 1,100 MW of new generation that began commercial operation during the latter half of 2000, the acquisition of 1,700 MW in the Northeast in the first quarter of 2001 and greater merchant sales opportunities captured throughout Dynegy's national generation fleet.

    Total natural gas volumes sold in North America in the first quarter of 2001 increased to 10.7 billion cubic feet per day from 9.6 billion cubic feet per day during last year's first quarter. This increase is principally a result of increased demand from a return to seasonal winter weather, increased gas-fired generation, growing market share by Dynegy's retail alliances and incremental sales volumes on DynegyDIRECT, the Company's electronic commerce portal, which was launched late in 2000.

                              DYNEGY HOLDINGS INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

                           DYNEGY MIDSTREAM SERVICES

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                ($ IN MILLIONS)
Operating Margin............................................   $   87     $   74
Equity Investments..........................................        1          6
                                                               ------     ------
      SUBTOTAL--FINANCIAL CONTRIBUTION......................       88         80

Depreciation and Amortization...............................      (19)       (45)
General and Administrative Expenses.........................      (15)       (16)
Other Items.................................................       (5)       (34)
                                                               ------     ------
      EARNINGS (LOSS) BEFORE INTEREST AND TAXES.............       49        (15)
Interest Expense............................................      (14)        (7)
                                                               ------     ------
      PRE-TAX EARNINGS (LOSS)...............................       35        (22)
Income Tax (Provision) Benefit..............................      (12)        11
                                                               ------     ------
      NET INCOME (LOSS).....................................   $   23     $  (11)
                                                               ======     ======

      RECURRING NET INCOME(1)...............................   $   23     $   24
                                                               ======     ======
OPERATING STATISTICS:
  Natural Gas Liquids Processed (MBbls/d--Gross):
    Field Plants............................................     55.6       75.4
    Straddle Plants.........................................     22.5       41.1
                                                               ------     ------
                                                                 78.1      116.5
                                                               ======     ======

  Fractionation Volumes (MBbls/d)...........................    199.1      219.3

  Natural Gas Liquids Sold (MBbls/d)........................    640.7      595.5

  Average Commodity Prices:
    Natural Gas--Henry Hub (First of the Month) ($/MMBtu)...   $ 7.05     $ 2.53
    Crude Oil--Cushing ($/Bbl)..............................    29.01      26.23
    Natural Gas Liquids ($/Gal).............................     0.61       0.53

------------------------

(1) Recurring net income consists of segment reported net income adjusted for identified nonrecurring items more fully described below.

THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

    DMS reported recurring net income of $23 million in the first quarter of 2001 compared with recurring net income of $24 million in the same 2000 quarter. After adjusting for earnings recognized from the Mid-Continent assets in 2000, recurring first quarter 2001 net income exceeded recurring first quarter 2000 net income by approximately $4 million. The first quarter 2000 recurring net income excludes an aggregate nonrecurring after-tax charge of $35 million relating to the sale and impairment

                              DYNEGY HOLDINGS INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

of certain assets and allocated merger costs. Recurring results of operations period-to-period were influenced by the following:

    - Higher price realization; and

    - Stronger wholesale marketing operations; offset by

    - The sale of the Mid-Continent liquids assets in the first quarter of 2000.

    Aggregate domestic NGL processing volumes totaled 78.1 thousand gross barrels per day in the first quarter of 2001 compared to a restated average of
97.1 thousand gross barrels per day during the same period in 2000. The restated volumes reflect the sale of the Mid-Continent assets in March 2000. Fractionation volumes decreased principally as a result of reduced processing volume through the Company's straddle plants. Such plants were shut-in during most of the first quarter of 2001 due to greatly reduced fractionation spreads compared to the previous year as a result of the unhinging of the relationship between natural gas and liquids prices. The continued active management of price risk associated with DMS' field processing plants and greater gas price realization in field plants mitigated the financial impact of reduced processing volumes. NGL marketing volumes were higher period-over-period reflecting the return to seasonal winter weather and greater commercialization of the Company's NGL business through DynegyDIRECT.

    OPERATING CASH FLOW.  Cash flow from operating activities totaled
$175 million for the three-month period ended March 31, 2001, compared to $123 million reported in the same 2000 period. Changes in operating cash flow reflect favorable variances in net income, cash flow from risk-management activities and other items, partially offset by differences in changes in accounts payable, accrued liabilities and prepayments and other assets. Changes in prepayments and other current assets and accrued liabilities reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

    CAPITAL EXPENDITURES AND INVESTING ACTIVITIES. Capital expenditures of $1,085 million and $190 million in the 2001 and 2000 quarters, respectively, related to the aforementioned acquisition of the Central Hudson power generation facilities in the Northeastern United States in 2001 and to construction of power generation assets and investment associated with technology infrastructure in both periods. The nonstrategic assets disposed of in the first quarter of 2000 principally related to the sale of certain qualifying facilities and liquids assets for which the Company received cash inflows of approximately
$667 million.

    The Company routinely conducts business with subsidiaries of Dynegy Inc. that are not part of this consolidated group. As a result, the affiliate transactions are reflected as investing cash flows.

    FINANCING ACTIVITIES.  In March 2001, the Company issued $500 million of
6.875 percent Senior Notes due April 1, 2011. The net proceeds of approximately $496 million from the sale were used to repay commercial paper. Interest is payable on the Senior Notes on April 1 and October 1 of each year, beginning October 1, 2001.

                              DYNEGY HOLDINGS INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

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

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

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

                              DYNEGY HOLDINGS INC.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             FOR THE INTERIM PERIODS ENDED MARCH 31, 2001 AND 2000

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

                        ABSOLUTE NOTIONAL CONTRACT AMOUNTS
                                                               MARCH     DECEMBER
                                                                31,         31,
                                                                2001       2000
                                                              --------    --------
Natural Gas (Trillion Cubic Feet)...........................     8.651       7.709
Electricity (Million MW Hours)..............................   142.340     162.321
NGLs (Million Barrels)......................................    10.856       9.899
Weather Derivatives (Thousands of Heating Degree Days)......   231.000     427.423
Interest Rate Swaps (In millions of U.S. Dollars)...........  $    390    $     --
Fixed Interest Rate Paid on Swaps (Percent).................     5.972          --
U.K. Pound Sterling (In millions of U.S. Dollars)...........  $     14    $     15
Average U.K. Pound Sterling Contract Rate (U.S. Dollars)....  $ 1.4195    $ 1.4658
Eurodollar (In millions of U.S. Dollars)....................  $     57    $     36
Average Eurodollar Contract Rate (U.S. Dollars).............  $ 0.9513    $ 1.0200
Canadian Dollar (In millions of U.S. Dollars)...............  $    743    $    738
Average Canadian Dollar Contract Rate (U.S. Dollars)........  $ 0.6615    $ 0.6768

    Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics-TM- approach assuming a one-day holding period and a 95 percent confidence level. At March 31, 2001, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $7.4 million and the average of such value during the quarter ended March 31, 2001 was estimated at $9.9 million.

                              DYNEGY HOLDINGS INC.
                           PART II. OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    See Part I, Item 1, Condensed Consolidated Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) There are no instruments or documents required to be included as exhibits to this Form 10-Q.

    (b) During the quarter ended March 31, 2001, the Company filed a Current Report on Form 8-K dated January 30, 2001. Items 5 and 7 were reported and no financial statements were filed.

        During the quarter ended March 31, 2001, the Company filed a Current Report on Form 8-K dated March 14, 2001. Items 5 and 7 were reported and no financial statements were filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DYNEGY HOLDINGS INC.

                                                       By:             /s/ MICHAEL R. MOTT
                                                            -----------------------------------------
                                                                         Michael R. Mott
                                                            SENIOR VICE PRESIDENT AND CONTROLLER (DULY
                                                                 AUTHORIZED OFFICER AND PRINCIPAL
Date: May 14, 2001                                                     ACCOUNTING OFFICER)