Form 10-Q
period 2001-09-30
DYNEGY HOLDINGS INC
filed 2001-11-14
CIK 1105055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______to______

                        Commission file number: 000-29311
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

All outstanding equity securities of Dynegy Holdings Inc. are held by its parent, Dynegy Inc.

                              DYNEGY HOLDINGS INC.
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

         Condensed Consolidated Balance Sheets:
              September 30, 2001 and December 31, 2000.......................  3
         Condensed Consolidated Statements of Operations:
              For the three months ended September 30, 2001 and 2000.........  4
         Condensed Consolidated Statements of Operations:
              For the nine months ended September 30, 2001 and 2000..........  5
         Condensed Consolidated Statements of Cash Flows:
              For the nine months ended September 30, 2001 and 2000..........  6
         Notes to Condensed Consolidated Financial Statements  ..............  7

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................... 19

         Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. 30

PART II. OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS .......................................... 31

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K............................ 31

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (IN MILLIONS)
--------------------------------------------------------------------------------

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2001            2000
                                                             ------------    ------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $        187    $         32
Accounts receivable, net                                            3,696           4,941
Accounts receivable, affiliates                                        74              49
Inventory                                                             306             264
Assets from risk-management activities                              5,621           4,437
Prepayments and other assets                                          146              36
                                                             ------------    ------------
          TOTAL CURRENT ASSETS                                     10,030           9,759
                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT                                       5,813           5,377
Accumulated depreciation                                             (740)           (586)
                                                             ------------    ------------
          PROPERTY, PLANT AND EQUIPMENT, NET                        5,073           4,791
                                                             ------------    ------------
OTHER ASSETS
Unconsolidated investments                                            886             694
Accounts receivable, affiliates                                       594             423
Assets from risk-management activities                              2,769           1,527
Intangible assets, net of amortization                                466             491
Other assets                                                          256             120
                                                             ------------    ------------
          TOTAL ASSETS                                       $     20,074    $     17,805
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable                                             $      3,342    $      4,597
Accounts payable, affiliates                                           25              46
Accrued liabilities and other                                         523             422
Liabilities from risk-management activities                         5,200           3,838
                                                             ------------    ------------
      TOTAL CURRENT LIABILITIES                                     9,090           8,903

LONG-TERM DEBT                                                      1,559           1,374

OTHER LIABILITIES
Liabilities from risk-management activities                         2,673           1,568
Deferred income taxes                                                 590             342
Other long-term liabilities                                           244             370
                                                             ------------    ------------
          TOTAL LIABILITIES                                        14,156          12,557
                                                             ------------    ------------

MINORITY INTEREST                                                   1,056             972

COMPANY OBLIGATED PREFERRED SECURITIES OF SUBSIDIARY TRUST            200             200

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDER'S EQUITY
Additional paid-in capital                                          2,348           2,336
Accumulated other comprehensive income (loss), net of tax               1             (15)
Retained earnings                                                   1,281             723
Stockholder's equity                                                1,032           1,032
                                                             ------------    ------------
      TOTAL STOCKHOLDER'S EQUITY                                    4,662           4,076
                                                             ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $     20,074    $     17,805
                                                             ============    ============

            See notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (IN MILLIONS)
--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                    2001              2000
                                                ------------      ------------
Revenues                                        $      8,100      $      7,920
Cost of sales                                          7,587             7,669
                                                ------------      ------------

Operating margin                                         513               251

Depreciation and amortization                             68                54
General and administrative expenses                      107                54
                                                ------------      ------------

     Operating income                                    338               143

Earnings from unconsolidated investments                  96               110
Other income                                              11               107
Interest expense                                         (32)              (20)
Other expenses                                           (31)              (37)
Minority interest in income of subsidiaries               (4)               (4)
                                                ------------      ------------

Income before income taxes                               378               299
Income tax provision                                     105               104
                                                ------------      ------------
NET INCOME                                      $        273      $        195
                                                ============      ============

            See notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) (IN MILLIONS)
--------------------------------------------------------------------------------

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------
                                                            2001              2000
                                                        ------------      ------------
Revenues                                                $     31,378      $     18,243
Cost of sales                                                 30,153            17,503
                                                        ------------      ------------

Operating margin                                               1,225               740

Depreciation and amortization                                    200               177
General and administrative expenses                              274               169
                                                        ------------      ------------

     Operating income                                            751               394

Earnings from unconsolidated investments                         186               172
Other income                                                      60               176
Interest expense                                                 (95)              (77)
Other expenses                                                   (95)             (100)
Minority interest in income of subsidiaries                      (12)              (12)
                                                        ------------      ------------

Income before income taxes                                       795               553
Income tax provision                                             239               199
                                                        ------------      ------------

Income from operations                                           556               354
Cumulative effect of change in accounting principle                2                --
                                                        ------------      ------------

NET INCOME                                              $        558      $        354
                                                        ============      ============

            See notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (IN MILLIONS)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           ------------------------------
                                                                                2001                2000
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                 $        558      $        354
Items not affecting cash flows from operating activities:
   Depreciation, amortization, impairment and abandonment                           196               145
   Earnings from unconsolidated investments, net of cash distributions             (152)             (138)
   Risk-management activities                                                       236              (122)
   Deferred income taxes                                                            126               100
   Other                                                                            (15)             (109)
Change in assets and liabilities resulting from operating activities:
   Accounts receivable                                                            1,398              (930)
   Inventory                                                                        (11)               (2)
   Prepayments and other assets                                                    (180)              (10)
   Accounts payable & Accrued Liabilities                                        (1,475)              908
Other, net                                                                          (39)               37
                                                                           ------------      ------------

Net cash provided by operating activities                                           642               233
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                             (1,320)             (367)
Unconsolidated investments                                                          (52)              (90)
Proceeds from asset sales                                                         1,001               804
Affiliate transactions                                                              (63)             (669)
Other investing, net                                                               (195)               --
                                                                           ------------      ------------

Net cash used in investing activities                                              (629)             (322)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                                                  496               318
Repayments of long-term borrowings                                                 (200)              (34)
Net cash flow from commercial paper and money market lines of credit               (118)             (183)
Other financing, net                                                                (36)                3
                                                                           ------------      ------------

Net cash provided by (used in) financing activities                                 142               104
                                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents                                155                15
Cash and cash equivalents, beginning of period                                       32                45
                                                                           ------------      ------------

Cash and cash equivalents, end of period                                   $        187      $         60
                                                                           ============      ============

            See notes to condensed consolidated financial statements.

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

NOTE 1 - ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Dynegy Holdings Inc. ("Dynegy" or the "Company") for the year ended December 31, 2000, as filed with the SEC. The Company is a wholly owned subsidiary of Dynegy Inc.

      The financial statements include all material adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates. Certain reclassifications have been made to prior period amounts in order to conform to current period presentation.

      At the end of September 2000, Dynegy Inc. contributed Dynegy Midwest Generation ("DMG") to the Company. DMG owns and operates the fossil fuel generating assets formerly held by Illinois Power Company ("IP"), a wholly owned subsidiary of Dynegy Inc. The net contribution of approximately $2.2 billion was accounted for in a manner similar to a pooling of interests. As a result, DMG's results of operations are reflected in the Company's results of operations for the three and nine months ended September 30, 2000, the period for which DMG was a wholly owned subsidiary of Dynegy Inc.

NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES

      The Financial Accounting Standards Board ("FASB") issued, and subsequently amended, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which became effective January 1, 2001. Provisions in Statement No. 133, as amended, affect the accounting and disclosure of certain contractual arrangements and operations of the Company. Under Statement No. 133, as amended, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows or net investments. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value are recorded in equity until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately.

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

      The Company recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in the Company's consolidated results on January 1, 2001. The amounts recorded, which are immaterial to net income and the Company's financial position, are as follows (in millions):

                                                                   OTHER
                                                                COMPREHENSIVE
                                                 NET INCOME        INCOME
      Adjustment to fair value of derivatives   $          3    $         64
      Income tax effects                                  (1)            (23)
                                                ------------    ------------
      Total                                     $          2    $         41
                                                ============    ============

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      Changes in stockholder's equity related to derivatives for the nine-month period ended September 30, 2001 were as follows, net of taxes (in millions):

      Transition adjustment as of January 1, 2001             $   41
      Current period declines in fair value, net                 (19)
      Reclassifications to earnings, net                           3
                                                              ------
      Balance at September 30, 2001                           $   25
                                                              ======

      Accumulated Other Comprehensive Income (Loss), Net of Tax is included in Stockholder's Equity on the Condensed Consolidated Balance Sheet as follows (in millions):

      Statement No. 133, Net                                  $   25
      Currency Translation Adjustment, Net                       (10)
      Unrealized Loss on Available-for-Sale Securities, Net      (14)
                                                              ------
      Accumulated Other Comprehensive Income (Loss), Net of
          Tax, at September 30, 2001                          $    1
                                                              ======

      Additional disclosures required by Statement No. 133, as amended, are provided in the following paragraphs.

      The Company enters into various financial derivative instruments related to its energy convergence and midstream liquids businesses that qualify as cash flow hedges. Such instruments are entered into for purposes of hedging forward fuel requirements for certain power generation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. In 2001, the Company also executed interest-rate swaps that were designated as cash flow hedges of the benchmark interest rate component of certain operating lease rentals.

      During the three and nine months ended September 30, 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

      The accumulated balance in other comprehensive income at September 30, 2001 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of liquids and recognition of operating lease expense, as applicable to each type of hedge. Of this amount, approximately $34 million, net of taxes, is estimated to be reclassified into earnings over the 12-month period ending September 30, 2002. The actual amounts that will be reclassified to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

      The Company has also entered into foreign exchange forward contracts to hedge its net investment in certain wholly owned subsidiaries. A cumulative translation adjustment loss of approximately $2 million was recorded in the third quarter of 2001 related to these contracts.

      On July 20, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 discontinues goodwill amortization over its estimated useful life; rather, goodwill will be subject to at least an annual fair-value based impairment test. Similarly, goodwill associated with equity-method investments is no longer amortized. With regard to intangible assets, Statement No. 142 states that acquired intangible assets should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged, without regard to the acquirer's intent. The Company is evaluating the future financial effects of adopting Statement No. 142 and expects to adopt the standard effective January 1, 2002. Goodwill amortization for both nine-month periods was $10 million .

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. Statement No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and a reconciliation of changes in the components of those

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

obligations. The Company is evaluating the future financial effects of adopting Statement No. 143 and expects to adopt the standard effective January 1, 2003.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of Statement No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The Company expects to adopt Statement No. 144 effective January 1, 2002 and does not expect such adoption to have a material impact on its financial condition and results of operations.

NOTE 3 - BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

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

      On July 16, 2001, Dynegy announced its agreement to purchase BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. Under the terms of the purchase agreement, Dynegy agreed to pay approximately 420 million United Kingdom Pound Sterling (approximately $603 million at October 26, 2001) for BGSL and its existing assets. The assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The transaction is subject to approvals from The Gas and Electricity Markets Authority and The Department of Trade and Industry and clearance from the Office of Fair Trading in the United Kingdom. In September 2001, in accordance with the advice of the Director General of Fair Trading, the United Kingdom's Minister for Competition, Consumers and Markets announced her intention to seek certain undertakings from Dynegy relating to the proposed acquisition. Discussions relating to these undertakings have delayed the approvals required to close the acquisition. There is no guarantee that such approvals will be obtained or that the acquisition will be closed.

NOTE 4 - UNCONSOLIDATED INVESTMENTS

      At September 30, 2001, Dynegy's unconsolidated investments accounted for by the equity method included an approximate 23 percent interest in Venice Energy Services Company, L.L.C.; a 38.75 percent partnership interest in Gulf Coast Fractionators; a 39 percent partnership interest in West Texas LPG Pipeline, Limited Partnership; a 50 percent interest in various entities, each formed to build (or buy), own and operate power generation facilities located in the United States; a 33.33 percent interest in Waskom Gas Processing Company, a partnership that owns and operates a natural gas processing, extraction and fractionation facility; a 50 percent interest in NICOR Energy L.L.C., a retail energy alliance located in the Midwest; and a 20 percent interest in SouthStar Energy Services L.L.C., a retail energy alliance located in the Southeast.

      Summarized unaudited combined income statement information for the unconsolidated affiliates accounted for by the equity method is presented in the following table (in millions):

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                   NINE MONTHS ENDED SEPTEMBER 30,
                             -----------------------------------------
                                     2001                  2000
                             -------------------   -------------------
                                         EQUITY                EQUITY
                               TOTAL      SHARE      TOTAL      SHARE
                             --------   --------   --------   --------
      Revenues (1)           $  1,588   $    561   $  1,085   $    388
                             ========   ========   ========   ========
      Operating margin (1)   $    191   $     82   $    255   $     99
                             ========   ========   ========   ========
      Net income (1)         $    384   $    188   $    346   $    160
                             ========   ========   ========   ========

----------
(1) The interim financial data for September 30, 2000 is exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as such information was unavailable. The Company sold its investment in Accord in the third quarter of 2000.

      Also included in unconsolidated investments at September 30, 2001 are Dynegy's various cost basis investments and certain warrants to acquire common stock of other entities.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS. On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. MID seeks actual damages from PG&E and Destec in amounts not less than $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restated its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Oral arguments before the Ninth Circuit occurred on March 15, 2001. The Ninth Circuit has yet to deliver its decision on the case. Although PG&E filed a Chapter 11 bankruptcy proceeding on April 6, 2001, the automatic stay applicable in the proceeding will be lifted to permit the Ninth Circuit to decide the pending appeal.

      Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. After executing the tolling agreement, on October 23, 2000, MID filed in the state court a Request for Dismissal, which the court granted on October 25, 2000. Dynegy believes the allegations made by MID are without merit and will continue to vigorously defend MID's claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

      On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("IP") and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently, the DOJ and EPA amended the NOV and complaint to include Illinova Power Marketing, Inc. (now known as Dynegy Midwest Generation Inc. ("DMG")) (IP and DMG collectively the "Defendants"). Similar notices and lawsuits have been filed against a number of other utilities. Both the NOV and complaint allege violations of the Clean Air Act and regulations thereunder. More specifically, both allege,

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

based on the same events, that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under either or both the Prevention of Significant Deterioration ("PSD") and the New Source Performance Standards regulations. When non-exempt "major modifications" occur, the Clean Air Act and related regulations generally require that generating facilities meet more stringent emissions standards. The DOJ amended its complaint to assert the claims found in the NOV. The Defendants filed an answer denying all claims and asserting various specific defenses. By order dated October 19, 2001, a trial date of February 11, 2003 has been set. The initial trial is limited to liability.

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

      The National Energy Policy Report issued in May 2001 by the National Energy Policy Development Group recommended that the EPA Administrator examine the new source review regulations, including the PSD regulations, and report to the President within 90 days on the impact of new source review on investment in new utility and refinery generation capacity, energy efficiency and environmental protection. The report also recommended that the Attorney General review existing enforcement actions regarding new source review to ensure that the enforcement actions are consistent with the Clean Air Act and its regulations. These reviews have been undertaken by the respective agencies. The EPA Administrator announced in August 2001 that the review would be completed in September 2001. The events of September 11, 2001 have resulted in further delay of the review, which remains ongoing.

      Two utilities, Virginia Power and Cinergy, reached tentative settlements with the United States on several issues in 2000. The tentative settlements would require the utilities to pay civil fines; fund various environmental projects; reduce nitrogen oxides, sulfur oxides, particulate matter and mercury emissions through the installation of pollution control devices over periods extending through 2012 to 2013, and forfeit certain emission credits. These settlements are not expected to be finalized until after the EPA review of the new source review regulations is completed.

      The Company believes the allegations are without merit and will vigorously defend this claim. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.

      The following six class action lawsuits have been filed against various Dynegy entities, including Dynegy Inc. and Dynegy Power Marketing Inc.:

      1. Gordon v. Reliant Energy Inc., et al. was filed on November 27, 2000 in San Diego Superior Court. The defendants subsequently removed the case to United States District Court for the Southern District of California.

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      2. Hendricks v. Dynegy Power Marketing Inc., et al. was filed on November 29, 2000 in San Diego Superior Court. The defendants subsequently removed the case to the United States District Court for the Southern District of California.
      3. People of the State of California v. Dynegy Power Marketing Inc., et al. was filed on January 18, 2001 in San Francisco Superior Court. The defendants subsequently removed the case to the United States District Court for the Northern District of California.
      4. Pier 23 Restaurant v. PG& E Energy Trading, et al. was filed on January 24, 2001 in San Francisco Superior Court. The defendants subsequently removed the case to the United States District Court for the Northern District of California.
      5. Sweetwater Authority et al. v. Dynegy Inc., et al. was filed on January 16, 2001 in San Diego Superior Court. The defendants subsequently removed the case to the United States District Court for the Southern District of California.
      6. Bustamante v. Dynegy Inc., et al. was filed on May 2, 2001 in Los Angeles Superior Court. The suit was filed on behalf of California taxpayers by Lieutenant Governor Cruz Bustamante and Assembly Woman Barbara Matthews, both acting in their capacity as taxpayers and not in their capacity as elected officials. The defendants subsequently removed the case to the United States District Court for the Northern District of California.

      The six class action lawsuits are based on the events occurring in the California power market during the summer of 2000. The complaints allege violations of California's Business and Professions Code, Unfair Trade Practices Act and various other statutes. Specifically, the named plaintiffs allege that the defendants, including the owners of in-state generation and various power marketers, conspired to manipulate the California wholesale power market to the detriment of California consumers. Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages. The Bustamante suit includes claims against various Dynegy entities, including Dynegy Inc. and Dynegy Marketing and Trade, as well as against three corporate officers individually. The allegations in this suit are similar to those in the other five suits, with the exception that the Bustamante suit includes a claim of unfair business practices based on "price gouging" during an emergency declared by Governor Gray Davis.

      The six lawsuits are at preliminary stages. Defendants in the six lawsuits have yet to file answers. The plaintiffs filed motions to remand the cases to state court. The California federal judges originally assigned to the lawsuits recused themselves on the basis that they and their families have an economic stake in the litigation. The defendants in the first five lawsuits invoked federal multi-district litigation procedures and the multi-district panel, comprised of federal judges, assigned the cases to Judge Robert Whaley, a visiting Judge from the State of Washington sitting in the Southern District of California. The Bustamante suit was subsequently assigned to Judge Whaley. By order issued on July 31, 2001, Judge Whaley remanded the first five cases back to state court.

      In respect to the Bustamante suit, the parties agreed that, based on Judge Whaley's decision to remand the other five lawsuits, the case should go back to state court. All six lawsuits are in the process of being consolidated in California state court. Eventually the cases will be consolidated before a single California state court judge.

      The defendants in the six lawsuits have formed various joint defense groups in an effort to coordinate the defense of the claims and to share certain costs of defense. The Company believes the allegations are without merit and will vigorously defend these claims. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

      In addition, in response to the filing of a number of complaints challenging the level of wholesale prices, the Federal Energy Regulatory Commission ("FERC") initiated a staff investigation and issued an order on December 15, 2000 implementing a series of wholesale market reforms, including an interim price review procedure for prices above a $150/MW hour "breakpoint" on sales to the California Independent System Operator (the "ISO") and through the California Power Exchange (the "PX"). The order does not prohibit sales above the "breakpoint," but the seller was subject to weekly reporting and monitoring requirements. In an order issued March 9, 2001, FERC determined that only sales during so-called "Stage 3" emergency hours would be subject to refund beginning January 1, 2001. However, sales between October 2, 2000 and December 31, 2000 remained subject to refund under the FERC's December 15 order. Various parties sought rehearing of this market mitigation measure and, as explained below, the FERC ruled on the matter in an order issued on July 25, 2001.

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      On April 26, 2001, the FERC revised its market mitigation plan, effective June 1, 2001, to cover all emergency hours. The mitigated price was to be in effect only during reserve deficiency hours. Suppliers charging prices above the mitigated price during those hours could file to justify those prices.

      On June 19, 2001, the FERC again revised its market mitigation plan, effective June 20, 2001. Pursuant to this plan, the FERC is mitigating prices charged in all hours throughout the Western Systems Coordinating Counsel based on the mitigated price in the ISO markets. During reserve deficiency hours, the mitigated price is set pursuant to an average index for gas times the heat rate of the last unit dispatched by the ISO during a "Stage 1" emergency, plus a 10 percent adder for credit risk. Nitrogen oxide charges, start-up costs and additional fuel costs will be collected through an ISO uplift charge. During non-reserve deficiency hours, the market clearing price is capped at 85 percent of the mitigated price. The Company has filed for rehearing and clarification of the order. The FERC also ordered all parties to participate in a 15-day settlement conference to determine refunds, which proved unsuccessful. Pursuant to that order, the settlement judge has issued a refund recommendation to the FERC, stating that refunds from all market participants since October 2000 probably total between several hundred million dollars and a billion dollars. It should be noted that the April 26 and June 19, 2001 orders apply only to sales made on a daily basis, that is, within 24 hours of delivery. The vast majority of power sold by West Coast Power LLC, a 50% equity investee of Dynegy, is committed to long-term contracts exempt from these orders.

      On July 25, 2001, the FERC ordered a hearing to calculate the refunds that power generators allegedly owe California for overcharges in spot electricity markets that occurred between October 2, 2000 and June 20, 2001. Dynegy Power Marketing (as Scheduling Coordinator for West Coast Power LLC) is subject to possible refunds. The FERC endorsed the settlement judge's recommendation to calculate the refunds largely based on a formula used in the FERC's June 19, 2001 order. The Company believes that refund claims are overstated and has entered into a joint defense arrangement with other California generators. An administrative law judge will certify his proposed findings of fact to the FERC on March 8, 2002.

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

NOTE 6 - AFFILIATE TRANSACTIONS

      Certain subsidiaries of the Company recorded revenues of approximately $349 million and $410 million in association with transactions with IP for the nine-month periods ended September 30, 2001 and 2000, respectively.

NOTE 7 - SEGMENT INFORMATION

      Dynegy's operations are divided into two reportable segments: Dynegy Marketing and Trade ("DMT") and Dynegy Midstream Services ("DMS"). DMT is engaged in a broad array of businesses, including the physical supply of and risk-

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

management activities around wholesale natural gas, power, coal, emission allowances and weather derivatives. This segment is focused on optimizing the Company's and its customers' global portfolio of assets and capacity contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream liquids processing and marketing business and worldwide natural gas liquids marketing and transportation operations. Dynegy accounts for intercompany transactions at prevailing market rates. Unaudited operating segment information for the three- and nine-month periods ended September 30, 2001 and 2000 is presented below.

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                 ($ in millions)

                                      DMT           DMS      ELIMINATIONS     TOTAL
Unaffiliated revenues:
     Domestic ................... $    5,146    $      958    $       --    $    6,104
     Canadian ...................        612           447            --         1,059
     European and other .........        937            --            --           937
                                  ----------    ----------    ----------    ----------
                                       6,695         1,405            --         8,100

Intersegment revenues:
     Domestic ...................        122            43          (165)           --
                                  ----------    ----------    ----------    ----------
          Total revenues ........      6,817         1,448          (165)        8,100
                                  ----------    ----------    ----------    ----------
Operating margin ................        450            63            --           513
Depreciation and amortization ...        (47)          (21)           --           (68)
Interest expense ................        (20)          (12)           --           (32)
Other income (expense) ..........        (21)            1            --           (20)
Earnings from unconsolidated
   investments ..................         93             3            --            96
Income tax provision ............         98             7            --           105
Net income ...................... $      261    $       12    $       --    $      273
Identifiable assets:
     Domestic ................... $   16,436    $    1,889    $       --    $   18,325
     Canadian ...................        441           342            --           783
     European and other .........        966            --            --           966
Unconsolidated investments ......        726           160            --           886
Capital expenditures and
  unconsolidated investments ....       (101)          (25)           --          (126)

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                 ($ in millions)

                                      DMT           DMS      ELIMINATIONS     TOTAL
Unaffiliated revenues:
     Domestic ................... $    5,512    $    1,277    $       --    $    6,789
     Canadian ...................        573           357            --           930
     European and other .........        201            --            --           201
                                  ----------    ----------    ----------    ----------
                                       6,286         1,634            --         7,920

Intersegment revenues:
     Domestic ...................         47            71          (118)           --
                                  ----------    ----------    ----------    ----------
          Total revenues ........      6,333         1,705          (118)        7,920
                                  ----------    ----------    ----------    ----------
Operating margin ................        191            60            --           251
Depreciation and amortization ...        (34)          (20)           --           (54)
Interest expense ................         (5)          (15)           --           (20)
Other income (expense) ..........         75            (5)           --            70
Earnings from unconsolidated
   investments ..................        103             7            --           110
Income tax provision ............         98             6            --           104
Net income ...................... $      187    $        8    $       --    $      195
Identifiable assets:
     Domestic ................... $   10,451    $    1,968    $       --    $   12,419
     Canadian ...................        538           183            --           721
     European and other .........        392            --            --           392
Unconsolidated investments ......        611           159            --           770
Capital expenditures and
  unconsolidated investments ....       (117)          (30)           --          (147)

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

       DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 ($ in millions)

                                        DMT          DMS       ELIMINATIONS      TOTAL
Unaffiliated revenues:
     Domestic ..................... $   20,028    $    3,678    $       --    $   23,706
     Canadian .....................      3,887         1,128            --         5,015
     European and other ...........      2,657            --            --         2,657
                                    ----------    ----------    ----------    ----------
                                        26,572         4,806            --        31,378
                                    ----------    ----------    ----------    ----------
Intersegment revenues:
     Domestic .....................        196           202          (398)           --
                                    ----------    ----------    ----------    ----------
          Total revenues ..........     26,768         5,008          (398)       31,378
                                    ----------    ----------    ----------    ----------
Operating margin ..................      1,008           217            --         1,225
Depreciation and amortization .....       (139)          (61)           --          (200)
Interest expense ..................        (56)          (39)           --           (95)
Other income (expense) ............        (28)           (7)           --           (35)
Earnings from unconsolidated
   investments ....................        177             9            --           186
Income tax provision ..............        213            26            --           239
Income from operations ............        511            45            --           556
Cumulative effect of change in
   accounting principle ...........          2            --            --             2
Net income ........................ $      513    $       45    $       --    $      558
Identifiable assets:
     Domestic ..................... $   16,436    $    1,889    $       --    $   18,325
     Canadian .....................        441           342            --           783
     European and other ...........        966            --            --           966
Unconsolidated investments ........        726           160            --           886
Capital expenditures and
  unconsolidated investments ......     (1,289)          (83)           --        (1,372)

                              DYNEGY HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

       DYNEGY'S SEGMENT DATA FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 ($ in millions)

                                      DMT          DMS       ELIMINATIONS     TOTAL
Unaffiliated revenues:
     Domestic ................... $   11,362    $    3,680    $       --    $   15,042
     Canadian ...................      1,402           800            --         2,202
     European and other .........        999            --            --           999
                                  ----------    ----------    ----------    ----------
                                      13,763         4,480            --        18,243

Intersegment revenues:
     Domestic ...................        138           167          (305)           --
                                  ----------    ----------    ----------    ----------
          Total revenues ........     13,901         4,647          (305)       18,243
                                  ----------    ----------    ----------    ----------
Operating margin ................        552           188            --           740
Depreciation and amortization ...        (93)          (84)           --          (177)
Interest expense ................        (59)          (18)           --           (77)
Other income (expense) ..........        116           (40)           --            76
Earnings from unconsolidated
   investments ..................        154            18            --           172
Income tax provision ............        193             6            --           199
Net income ...................... $      341    $       13    $       --    $      354
Identifiable assets:
     Domestic ................... $   10,451    $    1,968    $       --    $   12,419
     Canadian ...................        538           183            --           721
     European and other .........        392            --            --           392
Unconsolidated investments ......        611           159            --           770
Capital expenditures and
   unconsolidated investments ...       (368)          (89)           --          (457)

NOTE 8 - SUBSEQUENT EVENT

      On November 9, 2001, Dynegy's parent company, Dynegy Inc., announced the execution of a definitive merger agreement with Enron Corp.

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Holdings Inc. ("Dynegy" or the "Company") included elsewhere herein and with the Company's Form 10-K for the year ended December 31, 2000.

                                     GENERAL

      COMPANY PROFILE. Dynegy is a leading provider of energy solutions to customers in North America, the United Kingdom and Continental Europe. The Company's leadership position extends across the entire convergence value chain, from power generation and wholesale and direct commercial and industrial marketing and trading of power, natural gas, coal, emission allowances and weather derivatives to transportation, gathering and processing of natural gas liquids ("NGLs").

      BUSINESS SEGMENTS. Dynegy's operations are divided into two reportable segments: Dynegy Marketing and Trade ("DMT") and Dynegy Midstream Services ("DMS"). Each of our business segments is more fully discussed above in Note 7 - Segment Information.

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's business strategy has historically focused on acquiring, constructing or contracting for a regionally diverse network of energy assets in order to capture significant synergies existing among these types of assets and Dynegy's natural gas, power and NGL marketing businesses. The Company's energy network is focused on marketing, trading and arbitrage opportunities involving natural gas and power, centered around the control and optimization of Btu conversion capacity within the wholesale gas and power businesses. For the foreseeable future, the Company's primary capital expenditure focus will be the acquisition and/or construction of energy assets that will enable the Company to fully realize the commercialization of this energy network.

      Dynegy relies upon operating cash flow and funds provided by a combination of commercial paper issuances, money market lines of credit, corporate credit agreements and various public debt issuances for its liquidity and capital resource requirements. At September 30, 2001, the Company's various credit agreements totaled $1.67 billion. After consideration of outstanding commercial paper and letters of credit, the unused borrowing capacity under these agreements at September 30, 2001 approximated $1.5 billion. Management believes additional financing arrangements can be obtained at reasonable terms, if necessary.

      Dynegy completed a $920 million leveraged lease transaction in May of 2001. The leveraged lease transaction relates to the acquisition of 1,700 megawatts ("MW") of Central Hudson power generation facilities in the Northeast. The transaction included a private offering of approximately $800 million aggregate principal amount of nine- and 15-year debt securities, which have since been exchanged for registered securities, and an equity investment by a third party in the amount of approximately $120 million. The debt securities are pass-through trust certificates issued by two pass-through trusts. Rent payable by two Dynegy subsidiaries in the leveraged lease transaction is the source of payment on these certificates. Dynegy, which agreed to guarantee the subsidiaries' obligations under the leveraged lease transaction, used approximately $50 million of the proceeds to repay commercial paper and is using the remainder of the proceeds for general corporate purposes.

                                  OTHER MATTERS

      PENDING ACQUISITION. On July 16, 2001, Dynegy announced its agreement to purchase BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. Under the terms of the purchase agreement, Dynegy agreed to pay approximately 420 million United Kingdom Pound Sterling (approximately $603 million at October 26, 2001) for BGSL and its existing assets. The assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The transaction is subject to approvals from The Gas and Electricity Markets Authority and The Department of Trade and Industry and clearance from the Office of Fair Trading in the United Kingdom. In September 2001, in accordance with the advice of the Director General of Fair Trading, the United Kingdom's Minister for Competition, Consumers and Markets announced her intention to seek certain undertakings from Dynegy relating to the proposed acquisition. Discussions

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

relating to these undertakings have delayed the approvals required to close the acquisition. There is no guarantee that such approvals will be obtained or that the acquisition will be closed.

      COMMITMENTS AND CONTINGENCIES. See Part I, Item 1, Condensed Consolidated Financial Statements, Note 5, which is incorporated herein by reference, for a discussion of the Company's Commitments and Contingencies.

      CALIFORNIA MARKET. The power and natural gas markets in California have experienced substantial volatility driven by a fundamental imbalance in supply and demand and the retail electricity price caps imposed on the state's two largest utilities. In addition, natural gas available to the state was in tight supply which caused historic highs in the basis differential between California and other markets.

      Many events related to the California situation have occurred in recent months. The most significant of these events include: (a) a Chapter 11 bankruptcy filing by PG&E; (b) Dynegy's inclusion on PG&E's creditor committee;
(c) separate rulings by the Ninth Circuit Court of Appeals and the FERC acknowledging that generators in California are not required to sell to noncreditworthy counterparties; (d) the FERC's decision to investigate gas pipeline marketing affiliate abuse in the region; (e) the FERC's imposition of a market mitigation plan for the Western States Coordinating Council; (f) FERC orders directing electricity suppliers to either refund a portion of certain sales revenue or justify their prices above approved pricing amounts; (g) a failed settlement conference to determine potential refunds; (h) the scheduling of a FERC hearing to calculate any such refunds; (i) continued debate over the validity and legality of long-term power supply contracts executed by state agencies: and (j) a settlement agreement between Southern California Edison and the California Public Utilities Commission that is designed to allow Southern California Edison to pay its past due debts and return it to creditworthy status. In addition, Dynegy and certain of its officers have been named in various lawsuits associated with the California situation, which are more fully discussed in Note 5 to the Condensed Consolidated Financial Statements.

      Dynegy and NRG Energy each own 50 percent of West Coast Power LLC ("West Coast Power"), a joint venture owning power generation plants in southern California. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets as a wholesale marketer and trader of gas and power. Through Dynegy's interest in West Coast Power, Dynegy has credit exposure to certain state agencies ("ISO" and "PX"), which primarily relied on receipts from California utilities to pay their bills. West Coast Power also sells directly to the California Department of Water Resources ("DWR") and pursuant to other bilateral agreements. The delay in payments to West Coast Power has resulted in a covenant default under West Coast Power's bank credit facility. The West Coast Power bank facility is nonrecourse to Dynegy. West Coast Power has entered into a forbearance agreement with its lenders in connection with the covenant default. The covenant default by West Coast Power does not adversely impact any other credit facilities or borrowing obligations of Dynegy or its subsidiaries.

      West Coast Power's generation facilities primarily are intended to operate as peaking units. Because of the power shortage in California, these units were running with much greater frequency and for longer durations than is typically the case. Management continues to monitor the maintenance needs of the West Coast Power facilities, as well as the availability of emission credits which are required to operate the facilities.

      In addition to indirect sales to California transacted through West Coast Power, Dynegy makes direct sales to customers in California. Substantially all of Dynegy's direct sales made in California represent either gas sales made under securitized arrangements or bilateral sales made to creditworthy counterparties.

      As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and the recent Ninth Circuit Court of Appeals and FERC decisions regarding counterparty choice for generators as well as other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX. Transactions with the aforementioned counterparties, other than the ISO and PX, are current under the terms of each individual arrangement. At September 30, 2001, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $330 million. Management is continually assessing Dynegy's exposure relative to its California receivables and has established reserves to reflect market uncertainties.

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      The Company closely monitors developments in California in an effort to manage its credit risk. In this regard, there have been press reports of proposals to renegotiate DWR's long-term contracts. Although Dynegy is mentioned as having a long-term contract with DWR, these reports focus primarily on contracts negotiated with others. Dynegy has not been contacted directly by DWR or the Governor's office at this time. Management views its contract with DWR as being fair to both sides and therefore does not envision the need for renegotiations. As a normal matter of business practice, however, management is open to discussions regarding mutually beneficial changes.

      NEW YORK ELECTRIC GENERATION MARKET. The New York Independent System Operator, Inc. ("NYISO"), the FERC-approved operator of electric transmission facilities and centralized electric markets in New York, has filed an "Automated Mitigation Procedure" ("AMP") proposal with the FERC. The AMP caps bid prices based on the cost characteristics of generating facilities in New York, such as those owned or operated by the Company. In an order issued on June 28, 2001, the FERC accepted the AMP proposal for this past summer. As of September 28, 2001, the NYISO has filed an application at the FERC to extend the AMP until October 31, 2002. Management cannot predict the outcome of this proceeding.

      GENERATION UNDER CONSTRUCTION. Dynegy has three power plants under construction that are expected to begin commercial operation during the summer of 2002. The natural gas-fired facilities will provide additional generation of approximately 1,500 MW and are located in Kentucky and Michigan. Additionally, construction has also started on an 800 MW natural gas-fired peaking facility in Ohio for which operation is expected to begin during the summer of 2003.

      CONCENTRATION OF CREDIT RISK. As a result of recent volatility in both the commodity and equity markets, Dynegy has reassessed its industry credit concentration as well as specific counterparty credit risks. Based on this reassessment, Dynegy continues to believe that credit risk imposed by industry concentration is largely offset by the diversification and creditworthiness of its customer base. The Company continues to believe that its corporate credit policies are aligned with business risks in support of minimizing enterprise credit risk.

      CONCLUSION. The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented with funds provided by its various credit facilities and debt sales, if required.

                              RESULTS OF OPERATIONS

      Provided below is a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and nine-month periods ended September 30, 2001 and 2000.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      For the quarter ended September 30, 2001, Dynegy's net income was $273 million, compared with third quarter 2000 net income of $195 million. Recurring net income was the same as reported net income for the third quarter of 2001. The third quarter 2000 recurring net income was $137 million, excluding a one-time pre-tax gain of $83 million ($58 million after-tax) on the disposition of Dynegy's non-operating equity interest in Accord Energy Ltd. ("Accord"), a U.K. gas marketing joint venture. Third quarter 2001 results were led by a strong performance in energy convergence operations, particularly in natural gas and power marketing operations which benefited from increased customer origination and increased volumes. In addition, power generation operations improved as a result of greater utilization of our generating facilities, including the generating facilities recently acquired from Central Hudson in the Northeast.

      Consolidated operating margin for the third quarter of 2001 totaled $513 million compared to $251 million for the same 2000 period, primarily reflecting improved margins in DMT. DMT contributed $450 million to third quarter 2001 consolidated operating margin compared to $191 million reported in the third quarter of 2000, an increase of 136 percent. DMS contributed $63 million to third quarter 2001 consolidated operating margin compared to $60 million reported in the third quarter of 2000.

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      Operating income increased $195 million quarter-to-quarter, reflecting the significantly higher operating results from the energy convergence businesses. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the 2001 period reflect the impact of the continued expansion of the Company's depreciable asset base, principally in DMT, and capitalized costs associated with enhanced information technology infrastructure. The increased level of general and administrative expenses reflect the impact of continued expansion of the Company's operations and higher company-wide variable compensation accruals.

      Incremental to Dynegy's consolidated results was the Company's earnings from unconsolidated investments, which contributed approximately $96 million and $110 million to pre-tax quarterly earnings in the 2001 and 2000 periods, respectively. Variances period-to-period in these results reflect the impact of unfavorable market conditions, particularly as these changes impacted DMT investments.

      Interest expense totaled $32 million for the quarter ended September 30, 2001, compared to $20 million for the equivalent 2000 period. The variance is primarily attributable to the March 2001 issuance of $500 million of 6.875 percent Senior Notes due April 1, 2011 and reduced capitalization of interest to construction projects, offset by decreased commercial paper outstanding.

      Other income and expenses, net totaled $20 million in expense in the quarter ended September 30, 2001 compared with $70 million in income in the 2000 period. The third quarter 2000 amount includes the one-time pre-tax gain of $83 million on the disposition of Dynegy's non-operating interest in Accord. The 2001 and remaining 2000 amounts consist of interest income, minority interest in consolidated subsidiaries and other miscellaneous income and expense items.

      The Company reported an income tax provision of $105 million for the three-month period ended September 30, 2001, compared to an income tax provision of $104 million for the 2000 period. The effective rates approximated 28 and 35 percent in 2001 and 2000, respectively. In general, the difference from the aforementioned effective rates and the statutory rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      For the nine-month period ended September 30, 2001, Dynegy's net income was $558 million, compared with net income of $354 million for the same 2000 period. Recurring net income was $556 million in 2001, compared to $304 million in 2000. The recurring net income for the nine-month period ended September 30, 2001 excludes the $2 million cumulative effect of change in accounting principle recorded in connection with the Company's adoption of Statement No. 133. Recurring net income for the nine-month period ended September 30, 2000 excludes the $58 million after-tax gain on the disposition of Dynegy's non-operating interest in Accord, a nonrecurring after-tax gain on the sale of certain qualifying generation facilities of $34 million and after-tax charges aggregating $42 million related to the sale and impairment of certain assets and certain merger-related charges. Results for the nine-month period ended September 30, 2001 were led by a strong performance in energy convergence operations, particularly in domestic natural gas and power marketing, and increased utilization of developed and acquired generation facilities, including 1,700 MW of power plants in the Northeast which were acquired from Central Hudson in the first quarter of 2001.

      Consolidated operating margin for the nine-month period ended September 30, 2001 totaled $1.225 billion compared to $740 million for the same 2000 period, primarily reflecting improved margins in DMT. DMT contributed $1.008 billion to the nine-month period ended September 30, 2001 consolidated operating margin compared to $552 million reported in the same 2000 period, an increase of 83 percent. DMS contributed $217 million to the nine-month period ended September 30, 2001 consolidated operating margin compared to $188 million reported in the same 2000 period.

      Operating income increased $357 million period-to-period, reflecting the significantly higher operating results from the energy convergence businesses. Improved operating results were partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the 2001 period reflect the impact of the continued expansion of the Company's depreciable asset base, principally in DMT's segment, and capitalized costs associated with enhanced information technology infrastructure. Additionally, increased general and

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

administrative expenses reflect the impact of incremental costs associated with a larger, more diverse base of operations and higher variable compensation costs.

      Incremental to Dynegy's consolidated results was the Company's earnings from unconsolidated investments, which contributed approximately $186 million and $172 million to pre-tax earnings in the nine months ended September 30, 2001 and 2000, respectively. Variances period-to-period in these results reflect the impact of favorable market conditions, particularly as these changes impacted DMT investments.

      Interest expense totaled $95 million for the nine-month period ended September 30, 2001, compared to $77 million for the equivalent 2000 period. The variance is primarily attributable to the March 2001 issuance of $500 million of
6.875 percent Senior Notes due April 1, 2011 and reduced capitalization of interest to construction projects, offset by decreased commercial paper outstanding.

      Other income and expenses, net totaled $35 million in expense in the nine-month period ended September 30, 2001 compared with income of $76 million in the 2000 period. The 2000 amount includes some of the aforementioned nonrecurring charges described above. The 2001 and remaining 2000 balances consist of interest income, minority interest in consolidated subsidiaries and other income and expense items.

      The Company reported an income tax provision of $239 million for the nine-month period ended September 30, 2001, compared to an income tax provision of $199 million for the 2000 period. The effective rates approximated 30 and 36 percent in 2001 and 2000, respectively. In general, the difference from the aforementioned effective rates and the statutory rate of 35 percent results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

SEGMENT DISCLOSURES (UNAUDITED)

                           DYNEGY MARKETING AND TRADE

                                              -------------------------------   ------------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------   ------------------------------
                                                     2001          2000                2001          2000
                                              -------------------------------   ------------------------------
                                                  (IN MILLIONS, EXCEPT AVERAGE ON-PEAK MARKET POWER PRICES)
Operating Margin                                   $    450      $    191            $  1,008      $    552
Earnings from Unconsolidated Investments                 93           103                 177           154
                                                   --------      --------            --------      --------
      SUBTOTAL - FINANCIAL CONTRIBUTION                 543           294               1,185           706

Depreciation and Amortization (1)                       (47)          (34)               (139)          (93)
General and Administrative Expenses                     (92)          (40)               (229)         (124)
Other Items (1)                                         (21)           75                 (28)          116
                                                   --------      --------            --------      --------
      EARNINGS BEFORE INTEREST AND TAXES                383           295                 789           605
Interest Expense                                        (24)          (10)                (65)          (71)
                                                   --------      --------            --------      --------
      PRE-TAX EARNINGS                                  359           285                 724           534
Income Tax Provision                                     98            98                 213           193
                                                   --------      --------            --------      --------
      INCOME FROM OPERATIONS                            261           187                 511           341
Cumulative Effect of Change in Accounting                --            --                   2            --
                                                   --------      --------            --------      --------
      NET INCOME                                   $    261      $    187            $    513      $    341
                                                   ========      ========            ========      ========

      RECURRING NET INCOME (2)                     $    261      $    129            $    511      $    256
                                                   ========      ========            ========      ========

OPERATING STATISTICS:
  Natural Gas Marketing (Bcf/d):
    Domestic Sales Volumes                              8.1           7.6                 7.8           7.3
    Canadian Sales Volumes                              2.9           2.2                 2.9           2.2
      European Sales Volumes                            1.6           1.1                 1.7           1.4
                                                   --------      --------            --------      --------
                                                       12.6          10.9                12.4          10.9
                                                   ========      ========            ========      ========
  Power Produced and Sold:
    Million MW Hours Generated - Gross                 11.5          11.2                31.7          28.0
                                                   --------      --------            --------      --------
    Million MW Hours Generated - Net                   10.1           9.0                26.9          22.9
                                                   --------      --------            --------      --------
      Total Physical Million Megawatt Hours Sold       90.5          48.7               212.6          95.9
                                                   ========      ========            ========      ========
 Coal Marketing Volumes (Millions of Tons)             11.2           2.3                29.7           6.8
                                                   ========      ========            ========      ========
 Average On-Peak Market Power Prices:
     Cinergy                                       $  37.02      $  36.21            $  39.24      $  32.43
     TVA                                              35.72         45.65               38.99         37.59
     PJM                                              48.82         39.24               45.23         36.59
     CALPX SP 15                                      45.02        150.11              147.26         89.52

(1) Three and nine-month periods ended September 30, 2000 results include a one-time pre-tax gain of $83 million ($58 million after-tax) on the disposition of Dynegy's non-operating interest in Accord Energy Ltd. ("Accord"), a U.K. gas marketing joint venture. The nine-month period ended September 30, 2000 also includes a pre-tax nonrecurring gain on the sale of certain qualifying facilities of $52 million ($34 million after-tax), and a reasonable allocation of pre-tax nonrecurring charges aggregating $65 million ($42 million after-tax).
(2) Recurring net income consists of segment reported net income adjusted for identified nonrecurring items described in (1) above for 2000 and for the cumulative effect of change in accounting principle in the nine-month period ended September 30, 2001.

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      DMT reported recurring segment net income of $261 million for the three-month period ended September 30, 2001, compared with recurring net income of $129 million in the 2000 quarter. The third quarter 2000 recurring net income excludes the $58 million after-tax gain on the disposition of Dynegy's non-operating interest in Accord. Dynegy's recurring results of operations period-to-period were influenced by the following:

o     Increased generation due to development and acquisition of assets;
o     Increased customer origination;
o     Improved margins on domestic, Canadian and European marketing activities;
o Expansion of DynegyDIRECT, the Company's electronic commerce portal launched late in 2000, offset by
o Unfavorable variance in other items due to the Accord disposition and settlements creating gains in the third quarter of 2000;
o Increased depreciation and amortization expenses reflecting continued expansion of the Company's asset base; and
o Increased general and administrative expenses reflecting the impact of higher variable compensation costs and increased capital and overhead costs required to support a larger, more diverse base of operations.

      Total physical MW hours sold in the third quarter of 2001 increased to
90.5 million MW hours compared to 48.7 million MW hours in the third quarter of 2000. Total natural gas volumes sold in North America in the third quarter of 2001 totaled 11.0 billion cubic feet per day compared to 9.8 billion cubic feet per day during last year's third quarter. The increased volumes in both power and gas were a result of improved market liquidity, greater sales volumes on DynegyDIRECT, greater market origination and incremental gas marketing in Canada.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      DMT reported recurring segment net income of $511 million for the nine-month period ended September 30, 2001, compared with recurring net income of $256 million in the same 2000 period. The 2001 period recurring net income excludes the cumulative effect of a change in accounting principle, while the 2000 period recurring net income excludes a one-time after-tax gain of $58 million on the disposition of Dynegy's non-operating interest in Accord, a non-recurring after-tax gain of $34 million relating to the sale of certain qualifying facilities and an after-tax charge of $7 million related to merger costs. Recurring results of operations period-to-period were influenced by the same factors impacting quarterly results.

      Total physical MW hours sold during the nine-month period ended September 30, 2001 aggregated 212.6 million MW hours compared to 95.9 million MW hours during the 2000 period. Total North American natural gas volumes sold increased to 10.7 billion cubic feet per day from 9.5 billion cubic feet per day during last year's nine-month period ended September 30, 2000.

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                            DYNEGY MIDSTREAM SERVICES

                                                        -------------------------------   ------------------------------
                                                        THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------   ------------------------------
                                                             2001             2000             2001             2000
                                                        -------------------------------   ------------------------------
                                                                 (IN MILLIONS, EXCEPT AVERAGE COMMODITY PRICES)
Operating Margin                                            $   63           $   60           $  217           $  188
Earnings from Unconsolidated Investments                         3                7                9               18
                                                            ------           ------           ------           ------
      SUBTOTAL - FINANCIAL CONTRIBUTION                         66               67              226              206

Depreciation and Amortization(1)                               (21)             (20)             (61)             (84)
General and Administrative Expenses                            (15)             (14)             (45)             (45)
Other Items(1)                                                   1               (5)              (7)             (40)
                                                            ------           ------           ------           ------
      EARNINGS BEFORE INTEREST AND TAXES                        31               28              113               37
Interest Expense                                               (12)             (14)             (42)             (18)
                                                            ------           ------           ------           ------
      PRE-TAX EARNINGS                                          19               14               71               19
Income Tax Provision                                             7                6               26                6
                                                            ------           ------           ------           ------
      NET INCOME                                            $   12           $    8           $   45           $   13
                                                            ======           ======           ======           ======

      RECURRING NET INCOME (2)                              $   12           $    8           $   45           $   48
                                                            ======           ======           ======           ======

OPERATING STATISTICS:
  Natural Gas Liquids Processed (MBbls/d-Gross):
      Field Plants                                            56.3             55.1             56.0             62.4
      Straddle Plants                                         26.1             34.2             25.5             37.4
                                                            ------           ------           ------           ------
                                                              82.4             89.3             81.5             99.8
                                                            ======           ======           ======           ======

  Fractionation Volumes (MBbls/d)                            241.6            253.1            230.4            240.3

  Natural Gas Liquids Sold (MBbls/d)                         550.4            520.8            562.0            562.3

  Average Commodity Prices:
      Natural Gas - Henry Hub (First of the Month)
        ($/MMBtu)                                           $ 2.92           $ 4.26           $ 4.87           $ 3.41
      Crude Oil - Cushing ($/Bbl)                            26.64            30.52            27.85            27.29
      Natural Gas Liquids ($/Gal)                             0.39             0.56             0.50             0.53

(1) Nine-month period ended September 30, 2000 results include a reasonable allocation of pre-tax nonrecurring charges aggregating $65 million ($42 million after-tax).
(2) Recurring net income consists of segment reported net income adjusted for identified nonrecurring items described in (1) above.

THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      DMS reported recurring net income of $12 million in the third quarter of 2001 compared with recurring net income of $8 million in the third quarter of 2000. The following influenced recurring results of operations period-to-period:

o     Higher price realization;
o Decreased interest expense in 2001 due to timing of interest expense allocation, offset by
o Decreased earnings from unconsolidated affiliates due to fee-based gas processing contracts.

      Aggregate domestic NGL processing volumes totaled 82.4 thousand gross barrels per day in the third quarter of 2001 compared to 89.3 thousand gross barrels per day during the same period in 2000. This decrease was primarily due to reduced straddle volumes resulting from lower fractionation spreads compared to the third quarter of 2000. The continued active management of price risk associated with DMS' field processing plants and greater gas price realization in field plants

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

mitigated the financial impact of reduced processing volumes. NGL marketing volumes were higher period-over-period reflecting increased chemical demand in the third quarter of 2001.

NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

      DMS reported recurring net income of $45 million in the nine-month period ended September 30, 2001 compared with recurring net income of $48 million in the same 2000 period. After adjusting for earnings recognized from the Mid-Continent assets disposed of in 2000, recurring net income for the nine-month period ended September 30, 2001 increased $2 million period-over-period. Recurring net income for the 2000 period excludes an aggregate non-recurring after-tax charge of $35 million relating to the sale and impairment of certain assets and allocated merger costs. Recurring results of operations period-to-period were influenced by the following:

o     The sale of the Mid-Continent liquids assets in March 2000; and
o Increased interest expense in 2001, due to timing of interest expense allocation; offset by
o     Higher price realization in 2001;
o     Beneficial restructuring of contracts in 2001; and
o     Stronger wholesale marketing operations in 2001.

      Aggregate domestic NGL processing volumes totaled 81.5 thousand gross barrels per day in the nine-month period ended September 30, 2001 compared to a normalized average of 96.0 thousand gross barrels per day during the same 2000 period. The normalized volumes reflect the sale of the Mid-Continent assets in March 2000. Fractionation volumes decreased principally as a result of reduced processing volume through the Company's straddle plants. Such plants were shut-in during most of 2001 due to greatly reduced fractionation spreads resulting from the unhinging of the relationship between natural gas and liquids prices. The continued active management of price risk associated with DMS' field processing plants and greater price realization in field plants mitigated the financial impact of reduced processing volumes. NGL marketing volumes were lower period-to-period reflecting a decrease in demand during the second quarter of 2001 offset by greater commercialization of the Company's NGL business through DynegyDIRECT.

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

CASH FLOW DISCLOSURES

      OPERATING CASH FLOW. Cash flow from operating activities totaled $642 million for the nine-month period ended September 30, 2001, compared to $233 million reported in the same 2000 period. Changes in operating cash flow reflect favorable variances in net income, cash flow from risk-management activities and changes in accounts receivable offset by the difference in timing in accounts payable. Changes in other working capital accounts, which include prepayments and other current assets and accrued liabilities, reflect expenditures or recognition of liabilities for settlements of certain litigation, insurance costs, certain deposits, salaries, taxes other than on income, certain deferred revenue accounts and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

      CAPITAL EXPENDITURES AND INVESTING ACTIVITIES. Capital expenditures of $1.3 billion and $367 million in the nine-month periods ended September 30, 2001 and 2000, respectively, related to the aforementioned acquisition of the Central Hudson power generation facilities in the Northeastern United States in 2001 and to the construction of power generation assets and investments associated with technology infrastructure in both periods. Proceeds from asset sales in 2001 included the sale of the Central Hudson facilities in May 2001 for $920 million pursuant to the previously mentioned leveraged lease transaction in addition to disposals of certain nonstrategic Canadian assets and investments. The nonstrategic assets disposed of in 2000 principally related to the sale of certain qualifying facilities and liquids assets for which the Company received cash inflows of approximately $804 million.

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

            UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

      Dynegy's reports, filings and other public announcements often include statements reflecting assumptions, expectations, projections, intentions or beliefs about future events. These statements are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

o     Projected operating or financial results;
o     Expectations regarding capital expenditures, dividends and other payments;
o Pending or recent acquisitions, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;
o Expectations regarding transaction volume and liquidity in wholesale energy markets in North America and Europe;
o Beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in the U.S. and Europe and anticipated business developments in such markets;
o The Company's ability to effectively compete for market share with industry participants;
o     Beliefs regarding the outcome of legal and administrative proceedings;
o The expected commencement date for commercial operations for new power plants; and
o Anticipated developments with respect to demand for broadband services and applications and the Company's strategic plans in connection therewith.

Any or all of Dynegy's forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

o The timing and extent of changes in commodity prices for energy, particularly natural gas, electricity and NGLs, or communications products or services;

                              DYNEGY HOLDINGS INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

o The timing and extent of deregulation of energy markets in the U.S. and Europe and the rules and regulations adopted on a transitional basis in such markets;
o The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, as well as Dynegy's ability to maintain its investment grade credit ratings;
o The effectiveness of Dynegy's risk-management policies and procedures and the ability of Dynegy's trading counterparties to satisfy their financial commitments;
o The liquidity and competitiveness of wholesale trading markets for energy commodities, including the impact of electronic or online trading in these markets;
o Operational factors affecting the start up or ongoing commercial operations of Dynegy's power generation or midstream natural gas facilities, including catastrophic weather related damage, unscheduled outages or repairs, unanticipated changes in costs or availability of fuel or emission credits, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;
o Uncertainties regarding the development of, and competition within, the market for broadband services in the U.S. and Europe, including risks relating to competing technologies and standards, regulation, capital costs and the timing and amount of customer demand for high bandwidth applications;
o Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including environmental liabilities that may not be covered by indemnity or insurance;
o Other U.S. or European regulatory or legislative developments that affect the demand for energy generally, increase the environmental compliance cost for Dynegy's power generation or midstream gas facilities or impose liabilities on the owners of such facilities; and
o General political conditions, including any extended period of war or conflict involving the United States or Europe.

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

                              DYNEGY HOLDINGS INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

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

                       ABSOLUTE NOTIONAL CONTRACT AMOUNTS

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               2001           2000
                                                           ------------   ------------
Natural Gas (Trillion Cubic Feet)                                13.687          7.709
Electricity (Million MW Hours)                                   63.922        162.321
NGLs (Million Barrels)                                           11.573          9.899
Weather Derivatives (Thousands of Heating Degree Days)           64.000        427.423
U.K. Pound Sterling (In millions of U.S. Dollars)          $        141   $         15
Average U.K. Pound Sterling Contract Rate (U.S. Dollars)   $     1.4321   $     1.4658
Eurodollars (In millions of U.S. Dollars)                  $      41.50   $         36
Average Eurodollar Contract Rate (U.S. Dollars)            $     0.9140   $     1.0200
Canadian Dollar (In millions of U.S. Dollars)              $      1,719   $        738
Average Canadian Dollar Contract Rate (U.S. Dollars)       $     0.6482   $     0.6768

      Dynegy measures entity-wide market risk in its financial trading and risk-management portfolios using Value at Risk. The quantification of market risk using Value at Risk provides a consistent measure of risk across diverse energy markets and products with different risk factors to set the overall corporate risk tolerance, determine risk targets, and position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Dynegy relies on Value at Risk to determine the maximum potential reduction in the trading portfolio value allowed within a given probability over a defined period. Because of limitations to Value at Risk, Dynegy uses other means to monitor market risk in the trading portfolios. In addition to Value at Risk, Dynegy performs regular stress and scenario analyses to measure extreme losses due to exceptional events. The Value at Risk and stress testing results are reviewed to determine the maximum allowable reduction in the total equity of the commodity portfolios. Additional measures are used to determine the treatment of risks outside the Value at Risk methodologies, such as market volatility, liquidity, event and correlation risk. Dynegy estimates Value at Risk using a JP Morgan RiskMetrics (TM) approach assuming a one-day holding period and a 95 percent confidence level. At September 30, 2001, the Value at Risk for Dynegy's trading and risk-management portfolios approximated $15.7 million and the average of such value during the quarter ended September 30, 2001 was estimated at $11.8 million.

                              DYNEGY HOLDINGS INC.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      See Part I, Item 1, Condensed Consolidated Financial Statements, Note 5, which is incorporated herein by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no instruments or documents required to be included as exhibits to this Form 10-Q.
(b) During the quarter ended September 30, 2001, the Company filed a Current Report on Form 8-K dated September 14, 2001. Item 5 was reported and no financial statements were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DYNEGY HOLDINGS INC.


Date: November 14, 2001             By: /s/ Michael R. Mott
      -----------------                 ----------------------------------------
                                        Michael R. Mott,
                                        Senior Vice President and Controller
                                        (Duly Authorized Officer and Principal
                                        Accounting Officer)