Form 10-K/A
period 2001-12-31
DYNEGY HOLDINGS INC
filed 2003-04-16
CIK 1105055

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                  For the fiscal year ended December 31, 2001

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the transition period from         to

                       Commission file number: 000-29311

                               -----------------

                             DYNEGY HOLDINGS INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                  94-3248415
                  (State or other           (I.R.S. Employer
                  jurisdiction of        Identification Number)
                 incorporation or
                   organization)

             1000 Louisiana, Suite 5800
                  Houston, Texas                  77002
               (Address of principal           (Zip Code)
                executive offices)

      Registrant's telephone number, including area code: (713) 507-6400

             Securities registered pursuant to Section 12(b) of
               the Act:
                Title of each class:    Name of each exchange on
                                        which registered:
                None                    None
             Securities registered pursuant to Section 12(g) of
               the Act:
                Title of each class:    Name of each exchange on
                None                    which registered:
                                        None

                               -----------------

   All outstanding equity securities of Dynegy Holdings Inc. are held by its parent, Dynegy Inc.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE. None

REDUCED DISCLOSURE FORMAT. Dynegy Holdings Inc. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

                       DYNEGY HOLDINGS INC. FORM 10-K/A
                               INTRODUCTORY NOTE

   Dynegy Holdings Inc. ("Dynegy" or the "Company") is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to reflect the audited restatement of its 1999-2001 financial statements. These financial statements were originally included in its Annual Report on Form 10-K for the fiscal year ended
December 31, 2001, which was originally filed on March 22, 2002 (the "Original Filing"). This Amendment No. 1 also includes other revisions to the Original Filing. The financial information contained in the Original Filing has been revised to reflect the restatement items described in the Explanatory Note to the accompanying Consolidated Financial Statements. These restatement items include adjustments previously announced by the Company in its Current Report on Form 8-K dated November 19, 2002 as well as further adjustments as described in the Explanatory Note to the accompanying Consolidated Financial Statements.

   The following Items of the Original Filing are amended by this Amendment No.
1:

Item 1. Business

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Unaffected items have not been repeated in this Amendment No. 1.

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 22, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

              DYNEGY HOLDINGS INC. FORM 10-K/A TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I
Item 1.  Business.............................................................................   2

PART II
Item 6.  Selected Financial Data..............................................................  16
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................  54
Item 8.  Financial Statements and Supplementary Data..........................................  54

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  55
Signatures....................................................................................  60

Index to Consolidated Financial Statements.................................................... F-1
Explanatory Note--Restatements................................................................ F-7

                             DYNEGY HOLDINGS INC.

                                    PART I

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER MARCH 22, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS 2001 FORM 10-K) . FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 22, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

DEFINITIONS

   As used in this Form 10-K/A, the abbreviations listed below are defined as follows:

   Accord............. Accord Energy Limited.
   Bcf................ Billions of cubic feet.
   Bcf/d.............. Billions of cubic feet per day.
   BGSL............... BG Storage Limited.
   Btu................ British thermal unit--a measure of the amount of heat required to raise the temperature of one pound
                         of water one degree Fahrenheit.
   Catlin............. Catlin Associates, L.L.C.
   Chevron............ Chevron U.S.A. Inc., now a subsidiary of
                         ChevronTexaco.
   ChevronTexaco...... ChevronTexaco Corporation
   CERCLA or Superfund Comprehensive Environmental Response,
                         Compensation and Liability Act.
   Destec............. Destec Energy, Inc.
   DMG................ Dynegy Midwest Generation, Inc.
   DMS................ Dynegy Midstream Services, one of our two
                         reportable business segments.
   DOT................ The U.S. Department of Transportation.
   DWR................ The California Department of Water Resources.
   Dynegy............. Dynegy Holdings Inc.
   Enron.............. Enron Corp.
   EWGs............... Exempt Wholesale Generators.
   FASB............... Financial Accounting Standards Board.
   FERC............... Federal Energy Regulatory Commission.
   FPA................ The Federal Power Act.
   HLPSA.............. The Hazardous Liquid Pipeline Safety Act.
   Illinova........... Illinova Corporation, a wholly owned subsidiary of
                         Dynegy Inc.
   Investor........... Black Thunder Investors LLC.
   IP................. Illinois Power Company, a wholly owned subsidiary of Illinova.
   ISO................ The California Independent System Operator.
   LNG................ Liquefied natural gas.
   LPG................ Liquefied petroleum gas.
   MBbls/d............ Thousands of barrels per day.
   Mcf................ Thousands of cubic feet.
   MMBtu.............. Millions of Btu.

    MMcf/d.......... Millions of cubic feet per day.
    MW.............. Megawatts.
    NGA............. The Natural Gas Act of 1938, as amended.
    NGLs............ Natural gas liquids.
    NGPA............ The Natural Gas Policy Act of 1978, as amended.
    NGPSA........... Natural Gas Pipeline Safety Act.
    Northern Natural Northern Natural Gas Company.
    OSHA............ The Federal Occupational Safety and Health Act.
    Project Alpha... A structured natural gas transaction entered into by
                       Dynegy in April 2001.
    PURPA........... The Public Utilities Regulatory Policies Act of 1978.
    PX.............. The California Power Exchange.
    RCRA............ The Resource Conversation and Recovery Act.
    QFs............. "Qualifying facilities" are power generation facilities that typically sell power to a single purchaser and
                       are generally exempt from FERC ratemaking
                       regulation.
    RTOs............ Regional transmission organizations established by the FERC to control electric transmissions facilities
                       within a particular region.
    VaR............. Value at Risk.
    VLGC............ Very Large Gas Carriers.
    WEN............. Wholesale Energy Network, one of our two reportable business segments.

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

SEGMENT DISCUSSION

             [GRAPHIC DEPICTING SEGMENTS AND SUMMARY INFORMATION]

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

                    [GRAPHIC DEPICTING ENERGY VALUE CHAIN]

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

   Natural Gas Purchases. As part of our wholesale energy business, Dynegy purchases natural gas from a wide variety of suppliers. Dynegy also purchases at various index prices and markets substantially all of the natural gas produced or controlled by Chevron U.S.A. Inc. in the United States (except Alaska). In addition, the Company and ChevronTexaco Corp., ("ChevronTexaco") have agreed pursuant to a term sheet dated December 12, 2001 to expand this commercial relationship to include the volumes historically produced by Texaco. On March 1, 2002, a subsidiary of the Company began buying the historical Texaco volumes on an interim basis and is in the late stages of negotiations with ChevronTexaco to finalize a long term commercial agreement to cover these volumes. This relationship provides the Company with a significant, stable supply of natural gas which, when combined with gas supplies available from our network of other supply sources, allows us to effectively manage gas supplies and reduces the risk of short-term supply shortages during periods of peak demand. In 2001, approximately 22 percent of WEN's natural gas purchases were made from Chevron U.S.A. Inc.

   The Company's expanded relationship with ChevronTexaco will increase the volume of natural gas we purchase from Chevron U.S.A. Inc. and ChevronTexaco from approximately 2.0 Bcf/d to approximately 3.0 Bcf/d. We also expect to provide supply and service for in excess of 2.0 Bcf/d of natural gas for the former Texaco's facilities and third-party term markets.

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

   Natural Gas Sales. The Company sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. The Company's wholesale customer base consists primarily of gas and electric utilities and industrial and commercial end-users and marketers of natural gas. For the year ended December 31, 2001, the Company sold an aggregate average of 12.5 Bcf/d of natural gas. As described above, Dynegy expects future average physical natural gas sales to increase significantly as a result of additional supply volumes to be provided by ChevronTexaco.

   Natural Gas Storage. Natural gas storage capacity plays an important role in the Company's ability to act as a full-service natural gas marketer by allowing us to manage relatively constant gas supply volumes with uneven demand levels. Through the use of our storage capabilities, we offer peak delivery services to satisfy winter heating and summer electric-generating demands. Storage inventories also provide performance security or "backup" service to our customers. The Company at various times leases short-term and long-term firm and interruptible storage. Our recent acquisitions of Northern Natural Gas Company ("Northern Natural") and BG Storage Limited should enable us to expand storage services in the U.S. and U.K. markets.

   Power. Dynegy markets electricity and power products and services, providing a 24-hour-a-day resource for the sale and purchase of power through access to wholesale markets throughout North America and Europe. The Company helps generation customers manage and optimize their fuel supplies, optimize generation assets and capacity utilization and maximize energy conversion and tolling opportunities. In addition, the Company provides market aggregation and sales assistance and risk-management services and strategies. The Company will at times contract for transmission capacity over regulated transmission lines in order to facilitate regional movements of power. In 2001, Dynegy sold 362 million megawatt-hours of electricity.

   At December 31, 2001, Dynegy had interests in 30 power projects in operation, under construction or in development, having gross capacity of 15,595 MW (13,094 MW net) of electricity. Approximately 77 percent of these facilities were solely gas-fired plants, with the remaining facilities fueled by coal, heavy fuel oil or some combination of coal, fuel oil and natural gas. The combined gross capacity of owned facilities in operation at December 31, 2001 approximated 12,618 MW (10,117 MW net) of electricity and 2.5 million pounds per hour of steam available for sale to customers. Approximately 60 percent of the gross capacity (52 percent net) in operation at December 31, 2001 was under long-term power purchase agreements.

   Domestically, our power plants are located in California, Georgia, Illinois, Kentucky, Louisiana, Michigan, Nevada, New York, North Carolina, Ohio, Texas and Virginia.

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

                    [GRAPHIC DEPICTING LIQUIDS VALUE CHAIN]

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

   The Company is among the industry leaders in substantially all midstream component businesses, ranging from natural gas processing to distributing and marketing NGLs to end-users. Our position as a natural gas processor is expected to grow as the Company is in the final stages of negotiations with ChevronTexaco to expand its relationship to include the historical Texaco volumes. In December 2001, the Company expanded its commercial agreement with ChevronTexaco to purchase the undedicated liquid production associated with the processing of Texaco's natural gas. In January 2002, the Company also purchased Texaco's wholesale propane marketing business and integrated it into Dynegy's existing wholesale business.

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

   Under percentage of proceeds contracts, we sell the natural gas and NGLs, return to the producer their share of the proceeds derived from such sale and keep a portion of the proceeds as our processing fee. If a producer has negotiated the right to take its share of natural gas and NGLs in kind, the producer gives to us a percentage of the natural gas and NGLs as our fee and takes the remaining percentage in kind at the tailgate of the plant. Under processor economic election contracts, the producer has the election to either process on a keep whole basis or pay us a fee for processing the natural gas. This fee could be in the form of a percentage of the natural gas and/or NGLs processed or a cash payment for providing the processing services. Under keep whole processing arrangements, the natural gas is processed to remove the NGLs and other impurities to make the natural gas merchantable. We keep the NGLs and then return to the producer merchantable natural gas containing the same Btu content as was delivered to us prior to processing. We are allowed to keep the NGLs as our fee for processing but must purchase and return to the producer a volume of merchantable natural gas to replace the Btus that were removed through processing so that the producer is kept whole on the Btus it delivered to the plant.

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

   In connection with our refinery services operations, we purchase NGL products from refinery customers, such as Chevron U.S.A. Inc, and sell NGL products to various customers. The Company generally earns a margin in these operations by retaining a portion of the resale price or a fixed minimum fee per gallon. Approximately 15 percent of DMS' NGL purchases in 2001 were from Chevron U.S.A. Inc and approximately 12 percent were from another supplier. In 2001, the Company sold an average of 41 thousand barrels per day through this refinery services business.

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

   We market our own NGL production and also purchase NGLs from other NGL producers and marketers for resale. Our distribution and marketing services business sold an average of 366 thousand barrels per day of NGLs in North America in 2001. The Company generally purchases NGL products from producers at a monthly pricing index less applicable fractionation, transportation and marketing fees and resells these products to petrochemical manufacturers, refineries and other marketing companies. In addition to margins that the Company earns from purchasing NGL products from producers pursuant to contract, we also earn a margin by purchasing and selling NGL products in the spot market and in the forward market.

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

COMPETITION

   Dynegy faces strong competition in the development of new electric generating plants, the acquisition of existing generating facilities and the marketing and transportation of energy commodities. The Company's primary competition is with merchant energy companies as well as entities vying for market share in the deregulating domestic electricity generating and marketing industries. The Company believes its primary competitors in this business consist of approximately 25 companies.

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

   Demand for power may be met by generation capacity based on several competing technologies, such as gas-fired or coal-fired generation and power generating facilities fueled by alternative energy sources including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat, solid waste and nuclear sources. The Company's power generation business competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities and other energy service companies in the development and operation of energy-producing projects. The trend towards deregulation in the U.S. electric power industry has resulted in a highly competitive market for acquisition or development of domestic power generating facilities. As the nation's regulated utilities seek non-regulated investments and to the extent states continue to move toward retail electric competition, these trends can be expected to continue for the foreseeable future. However, recent events in the marketplace, including the California electricity crisis in late 2000 and the alleged manipulation of electricity prices by Enron and other wholesale electricity merchants, have caused some states to publicly reconsider their approach to deregulation, or to retreat from deregulation altogether.

   The Company's NGL marketing businesses face significant and varied competitors, including major integrated oil companies, major pipeline companies and their marketing affiliates and national and local gas gatherers, processors, brokers, marketers and distributors of varying sizes and experience. The principal areas of competition include obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation, the marketing of NGLs, crude oil, residue gas, condensate and sulfur, and the transportation and storage of natural gas, NGLs and crude oil. Competition typically is based on location and operating efficiency of facilities, reliability of services, delivery capabilities and price.

REGULATION

   The Company is subject to regulation by various federal, state, local and foreign agencies, including the regulations described below.

   Natural Gas Regulation. The transportation (including storage) and sale for resale of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act of 1938, as amended ("NGA"), and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended ("NGPA"). The rates charged by interstate pipelines for interstate transportation and storage services, and the terms and conditions for provision of such services, are regulated by the FERC, which generally also must approve any changes to these rates or terms and conditions prior to their implementation. The FERC also has jurisdiction over, among other things, the construction and operation of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion, acquisition, disposition, or abandonment of such facilities; maintenance of accounts and records; depreciation and amortization policies; and transactions with and conduct of interstate pipelines relating to affiliates. Venice Gathering System is a regulated interstate pipeline.

   Commencing in 1992, the FERC issued Order No. 636 and subsequent orders (collectively, "Order No. 636"), which require interstate pipelines to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all shippers. The FERC intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. Prior to its acquisition of Venice Gathering System, Order No. 636 did not directly regulate any of Dynegy's activities; however, like other interstate pipelines, Venice Gathering System must comply with

FERC's open-access transportation regulations. The implementation of these orders has not had a material adverse effect on Dynegy's results of operations. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open-access regulations.

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

   Pursuant to the NGPA and the Wellhead Decontrol Act of 1989, most sales of natural gas are no longer subject to price controls. However, the FERC retains jurisdiction over certain sales made by interstate pipelines or their affiliates, such as Dynegy has become with its recent acquisitions. The FERC has authorized such sales to be made at unregulated prices, terms and conditions. While sales of natural gas can be made at market prices, and upon unregulated terms and conditions, there is no assurance that such regulatory treatment will continue indefinitely in the future. Congress or, as to sales remaining subject to its jurisdiction, the FERC, could re-enact price controls or other regulation in the future.

   Certain federal and provincial regulatory authorities require parties to transactions involving natural gas exports to hold export or removal permits. The Company's indirect wholly owned Canadian subsidiary, Dynegy Canada Inc., holds various Canadian and U.S. permits for such purposes. In the United Kingdom, the natural gas business is subject to regulation by the Office of Gas Supply.

   Gas Processing. Dynegy's gas processing operations could become subject to FERC regulation. The FERC has traditionally maintained that a processing plant used primarily for removal of NGLs for economic purposes is not a facility for transportation or sale for resale of natural gas in interstate commerce, and therefore, is not subject to jurisdiction under the NGA. However, the FERC considers a processing plant used primarily for purposes related to transportation safety and efficiency to be subject to such regulation. Dynegy believes its gas processing plants are primarily involved in removing NGLs for economic purposes and, therefore, are exempt from FERC jurisdiction. Nevertheless, the FERC has made no specific finding as to Dynegy's gas processing plants. In addition, certain facilities downstream of processing plants are being considered for use in transporting gas between pipelines, which may invoke FERC's jurisdiction. Such jurisdiction likely would apply to the downstream facility as a pipeline, however, and not to the plants themselves.

   Liquified Natural Gas (LNG) Terminals. LNG terminals operating in interstate commerce are subject to FERC jurisdiction and regulation of rates, terms and conditions of service such as is described above concerning interstate natural gas transportation and storage. Dynegy is in the process of securing approvals to construct such a facility in Louisiana.

   Gas Gathering. The NGA exempts gas gathering facilities from the jurisdiction of the FERC, while interstate transmission facilities remain subject to FERC jurisdiction, as described above. Dynegy believes its gathering facilities and operations meet the tests used by the FERC to determine nonjurisdictional gathering facility status, although the FERC's articulation and application of such tests have varied over time. Nevertheless, the FERC has made no specific findings as to the exempt status of any of Dynegy's facilities. No assurance can be given that all of Dynegy's gas gathering facilities will remain classified as such and, therefore, remain exempt from FERC regulation. Some states regulate gathering facilities to varying degrees; generally rates are not regulated.

   Electricity Marketing Regulation. The Company's electricity marketing operations are regulated by the Federal Power Act ("FPA") and the FERC with respect to rates, terms and conditions of services and various reporting requirements. FERC policies permit trading and marketing entities to market electricity at market-based rates. While FERC has affirmed its desire to move toward competitive markets with market-based pricing, it is reviewing the specifics of implementing this policy. For further discussion, please see "Power Generation Regulation" below.

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

   The FPA grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity in interstate commerce. The Company's power generation operations also are subject to regulation by the FERC under PURPA with respect to rates, the procurement and provision of certain services and operating standards. Although facilities deemed QFs under PURPA are exempt from ratemaking and other provisions of the FPA, non-QF independent power projects and certain power marketing activities are subject to the FPA and the FERC's ratemaking jurisdiction, as well as the Public Utilities Holding Company Act of 1935 ("PUHCA") and the Energy Policy Act of 1992. All of the projects owned or operated by Dynegy as QFs are qualifying facilities and, as such, under PURPA are exempt from the ratemaking and other provisions of the FPA. Dynegy's EWGs, which are not QFs, have been granted market-based rate authority and comply with the FPA requirements governing approval of wholesale rates and subsequent transfers of ownership interests in such projects.

   In some markets where Dynegy owns generation facilities, specifically California and New York, the FERC has from time to time approved and subsequently extended temporary price caps on wholesale power sales, or other market mitigation measures. Due to concerns over potential short supply and high prices in the summer of 2001, the New York Independent System Operator, Inc. ("NYISO"), the FERC-approved operator of electric transmission facilities and centralized electric markets in New York, filed an Automated Mitigation Procedure

("AMP") proposal with the FERC. The AMP caps bid prices based on the cost characteristics of generating facilities in New York, such as those owned or operated by the Company. In an order issued on June 28, 2001, the FERC accepted the AMP proposal for the summer of 2001. In a subsequent order issued on November 27, 2001, the FERC extended the AMP through April 30, 2002. The AMP may be further extended in the future.

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

   On November 20, 2001, the FERC issued an order that would subject the sales of all entities with market-based rate tariffs to "refunds or other remedies" in the event the seller engages in "anticompetitive behavior or the exercise of market power." The FERC has postponed the effectiveness of this refund condition pending its consideration of comments submitted by interested parties. Dynegy and other similarly-situated generators and power marketers have submitted comments in opposition to the proposed refund condition. It is uncertain how the FERC will act respecting this matter. If the FERC were to establish the broad refund condition proposed, it would increase the risk inherent in electric marketing activities for all wholesale sellers of electricity, including Dynegy. Establishment of the proposed refund condition, together with a finding that Dynegy engaged in any of the specified activities, also could require Dynegy to refund some of the electricity payments it has collected or reduce the amount it is owed for electricity.

   State Regulatory Reforms. The Company's domestic gas and power marketing and power generation businesses are subject to various regulations from the states in which they operate. Proposed reforms to these regulations are proceeding in several states, including California, the results of which could affect the Company's operations.

   Pending Legislation. The U.S. Congress has before it a number of bills that could impact regulations applied to Dynegy and its subsidiaries. These include bills that would repeal PUHCA and portions of PURPA and that would affect FERC's regulatory authority over energy marketing, generation and trading. Recent market events, including the California electricity crisis in late 2000 and the alleged manipulation of electricity prices by wholesale electricity merchants, have prompted questions about the wisdom of PUHCA repeal and whether more stringent regulation may be needed. The outcome of these bills and the effects that they might have cannot be predicted with certainty.

   Foreign Regulation. Dynegy Europe Limited acquired BG Storage Limited in the fourth quarter of 2001 and, as a result, now owns and operates the Rough and Hornsea gas storage facilities in the U.K. In connection with that acquisition, Dynegy Europe Limited gave statutory undertakings to the Secretary of State for Trade and Industry in the U.K. under the Fair Trading Act of 1973. The key aspects of these legislatively required undertakings, which relate to the operation of the storage assets acquired and expire on April 30, 2004, are as follows:

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

   Environmental Expenditures. Dynegy's aggregate expenditures for compliance with laws and regulations related to the discharge of materials into the environment or otherwise related to the protection of the environment were approximately $81 million in 2001, compared to approximately $121 million in 2000. The 2000 costs exceeded 2001 costs due in large part to expenditures by the Company to bring certain power generation turbines into compliance with new environmental regulations ahead of the dates when such compliance was actually required. The Company estimates that total environmental expenditures (both capital and operating) in 2002 will be approximately $103 million. A substantial majority of the Company's environmental expenditures relate to the federal Clean Air Act ("CAA") and comparable state laws and regulations. Management does not expect capital spending on environmental matters to increase materially over the near term; however, changes in environmental regulations or the outcome of litigation could result in additional legal requirements that would necessitate increased spending. Please read "--The Clean Air Act" below for a discussion of the litigation brought by the Environmental Protection Agency against two Dynegy affiliates relating to activities at its Baldwin generating station in Illinois.

   The Clean Air Act. The CAA and comparable state laws and regulations relating to air emissions impose responsibilities on owners and operators of sources of air emissions, including requirements to obtain construction and operating permits and annual compliance and reporting obligations. Although the impact of air quality regulations cannot be predicted with certainty, these regulations are expected to become increasingly stringent, particularly for electric power generating facilities. CAA requirements include the following:

  . The CAA Amendments of 1990 required a two-phase reduction by electric utilities in emissions of sulfur dioxide and nitrogen oxide by 2000 as part of an overall plan to reduce acid rain in the eastern

      United States. Installation of control equipment and changes in fuel mix and operating practices have been completed to comply with the emission reduction requirements of the acid rain provision of the CAA Amendment of 1990.

  . In October 1998, the EPA issued a final rule on regional ozone control that required 22 eastern states and the District of Columbia to revise their State Implementation Plans (SIPs) to significantly reduce emissions of nitrogen oxide. The compliance deadline for implementation of these emission reductions is May 31, 2004. In January 2000, the EPA finalized another ozone-related rule under Section 126 of the CAA that has similar emission control requirements. Installation of the necessary emission control equipment may involve large technical, design and construction projects that require significant time or expense for completion.

  . Significant reductions in air emissions from Dynegy's facilities could be required if the U.S. Congress adopts legislation requiring additional reductions in emissions of sulfur dioxide, nitrogen oxides and mercury as outlined in various multi-pollutants proposals. Some of these proposals also include reductions in carbon dioxide and other "greenhouse gases" that allegedly contribute to global warming. The emissions reductions contemplated by these initiatives, if they are enacted, could eventually require significant capital expenditures for new pollution control equipment, but the adoption of emission reduction requirements pursuant to any of the various pending proposals is highly uncertain. Although the impact of possible future environmental requirements cannot be predicted with any degree of certainty, any expenditures that are ultimately required are not anticipated to have a more significant effect on Dynegy's operations or financial condition than on any similarly situated company that generates electricity through the burning of fossil fuels.

  . The EPA and the Department of Justice ("DOJ") filed complaints against IP and DMG, alleging Clean Air Act violations, which are described in Item 8, Financial Statements and Supplementary Data, Note 11. In general, these allegations involve whether repair, maintenance, and replacement projects at the Baldwin facility required permitting under the Clean Air Act. The EPA has the authority to seek penalties for the alleged violations at the rate of up to $27,500 per day for each violation. The EPA may also seek to require installation of the "best available control technology" at the Baldwin facility and possibly other Company plants. An adverse ruling could impose liability on Dynegy, as well as increase the costs of ongoing operations to Dynegy. In the opinion of management, although significant capital expenditures could be required, the amount of ultimate liability with respect to these actions will not have a material adverse effect on the financial position or results of operations of the Company.

   Remedial Laws. The Company is also subject to environmental remediation requirements, including provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and the corrective action provisions of the federal Resource Conservation and Recovery Act ("RCRA") and similar state laws. The Superfund law imposes liability, regardless of fault or the legality of the original conduct, on persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a facility and companies that disposed, or arranged for the disposal, of the hazardous substance found at a facility. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to public health or the environment and to seek recovery for the costs of cleaning up the hazardous substances that have been released and for damages to natural resources from such responsible party. Further, it is not uncommon for neighboring landowners and other affected parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. RCRA applies to facilities that have been used to manage or are managing hazardous waste and which are either still in operation or have recently been closed. RCRA also requires facilities to remedy any releases of hazardous wastes or hazardous waste constituents at waste treatment, storage or disposal facilities. CERCLA or RCRA could impose remedial obligations at a variety of Dynegy facilities, including our electric power generating plants and NGL facilities.

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

   Health and Safety. The Company's operations are subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and other comparable federal, state and provincial statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Superfund Amendments and Reauthorized Act and similar state statutes require that information be organized and maintained about hazardous materials used or produced in the Company's operations. Certain of this information must be provided to employees, state and local government authorities and citizens. The Company believes it is in substantial compliance, and expects to continue to comply in all material respects, with these rules and regulations.

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

   Subject to resolution of the complaints filed by the EPA and the DOJ against IP and Dynegy Midwest Generation, which are described in Item 8, Financial Statements and Supplementary Data, Note 11, management believes that it is in substantial compliance with, and is expected to continue to comply in all material respects with, applicable environmental statutes, regulations, orders and rules. Further, to management's knowledge, other than the previously referenced complaints, there are no existing, pending or threatened actions, suits, investigations, inquiries, proceedings or clean-up obligations by any governmental authority or third party relating to any violations of any environmental laws with respect to the Company's assets or pertaining to any indemnification obligations with respect to properties previously owned or operated by the Company, which would have a material adverse effect on the Company's operations and financial condition.

OPERATIONAL RISKS AND INSURANCE

   Dynegy is subject to all risks inherent in the various businesses in which it operates. These risks include, but are not limited to, explosions, fires, terrorist attacks and product spillage, which could result in damage to or destruction of operating assets and other property, or could result in personal injury, loss of life or pollution of the environment, as well as curtailment or suspension of operations at the affected facility. Dynegy maintains general public liability, property and business interruption insurance in amounts that it considers to be adequate for such risks. Such insurance is subject to deductibles that the Company considers reasonable and not excessive. The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect Dynegy's operations and financial condition. In addition, the terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to those attacks may make some types of insurance more difficult to obtain. We may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11/th/. No assurance can be given that Dynegy will be able to maintain insurance in the future at rates it considers reasonable.

SIGNIFICANT CUSTOMER

   For the year ended December 31, 2001, no customer accounted for more than 10% of the Company's consolidated revenues.

                             DYNEGY HOLDINGS INC.

                                    PART II

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

   As discussed in the Explanatory Note to the accompanying Consolidated Financial Statements, the accompanying Consolidated Financial Statements have been restated to correct certain errors and to reflect other adjustments arising since the date of the Original Filing. Please read the Explanatory Note to the accompanying Consolidated Financial Statements for additional information about these restatements. The selected financial data that follows has been adjusted to reflect these restatements.

Dynegy's Selected Financial Data

                                                                  Year Ended December 31,
                                                        -------------------------------------------
                                                          2001     2000     1999     1998     1997
                                                        -------  -------  -------  -------  -------
                                                                      ($ in millions)
                                                                         (Restated)
Statement of Operations Data/(1)(4)/:
Revenues............................................... $41,250  $27,820  $15,410  $14,258  $13,378
General and administrative expenses....................     385      242      219      186      149
Depreciation and amortization expense..................     300      240      115      113      104
Asset impairment, abandonment and other charges........      --       --       --       10      275
Operating income (loss)................................     752      604      226       65     (143)
Net income (loss)...................................... $   425  $   398  $   137  $    53  $  (102)
Cash Flow Data:
Cash flows from operating activities................... $   176  $   408  $    40  $   251  $   279
Cash flows from investing activities...................  (1,341)    (951)    (391)    (295)    (511)
Cash flows from financing activities...................   1,300      528      399       50      205
Other Financial Data:
Cash dividends or distributions to partners, net.......      --       --       (8)      (8)      (8)
Capital expenditures, acquisitions and investments/(3)/  (2,600)    (959)    (521)    (478)  (1,034)

                                                                        December 31,
                                                        -------------------------------------------
                                                          2001     2000     1999     1998     1997
                                                        -------  -------  -------  -------  -------
                                                                      ($ in millions)
                                                                         (Restated)
Balance Sheet Data/(2)(4)/:
Current assets......................................... $ 8,669  $10,437  $ 2,658  $ 2,117  $ 2,019
Current liabilities....................................   7,995    9,829    2,467    2,026    1,753
Property and equipment, net............................   6,767    5,117    2,090    1,932    1,522
Total assets...........................................  19,678   19,046    6,451    5,264    4,517
Long-term debt.........................................   2,707    1,635    1,372      953    1,002
Non-recourse debt......................................      --       --       35       94       --
Company obligated preferred securities of subsidiary
  trust................................................     200      200      200      200      200
Minority interest/(5)/.................................   1,003      977       --       --       --
Total stockholder's equity.............................   4,465    3,959    1,240    1,073    1,019

--------
/(1)/ The following acquisitions were accounted for in accordance with the purchase method of accounting and the results of operations attributable to the acquired businesses are included in the Company's financial statements and operating statistics beginning on the acquisitions' effective date for accounting purposes:
  .   BG Storage Limited ("BGSL")--December 1, 2001; and
  .   Destec Energy, Inc. ("Destec")--July 1, 1997.
/(2)/ The BGSL and Destec acquisitions were each accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction. See footnote 1 above for respective effective dates.
/(3)/ Includes the value assigned to the assets acquired in various business and asset acquisitions. Also includes expenditures associated with the leased assets brought onto the Company's balance sheet as a result of the restatement items described in the Explanatory Note to the Consolidated Financial Statements. The 1997 amount is before reduction for value received upon sale of Destec's foreign and non-strategic assets of approximately $735 million.
/(4) /As described elsewhere in this report, the financial statements contained herein have been restated to reflect various items. Approximately $55 million of the restatement items relate to periods prior to 1999, the most significant of which is related to the re-allocation of an $80 million after-tax charge (previously recognized in the second quarter 2002) associated with the Company's natural gas marketing business. For purposes of this Selected Financial Data table, we have included the entire $55 million in the balance sheet, statement of operations, cash flow and other financial data for the year ended December 31, 1998. Management does not believe that the failure to allocate this $55 million charge to periods prior to 1999 is material to the presentation of the Company's financial results, known material trends or contingencies in the Company's business.
/(5)/ Includes amounts relating to the Catlin transaction discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Trigger Events" below.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the consolidated financial statements of Dynegy Holdings Inc. ("Dynegy" or the "Company") and the notes thereto included herein. As discussed in the Introductory Note to this Form 10-K/A, the financial information contained in this report has been revised to reflect the restatement items described in the Explanatory Note to the accompanying Consolidated Financial Statements. These restatement items include adjustments previously announced by the Company in its Current Report on Form 8-K dated November 19, 2002, as well as further adjustments as described in the Explanatory Note to the accompanying Consolidated Financial Statements.

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-K/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER MARCH 22, 2002 (THE DATE ON WHICH THE COMPANY FILED ITS 2001 FORM 10-K) . FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 22, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

   Dynegy is one of the world's leading energy merchants. Through its global energy delivery network and marketing, logistics and risk-management capabilities, the Company provides innovative solutions to customers in North America, the United Kingdom and Continental Europe. Dynegy's operations are reported in two segments: Wholesale Energy Network ("WEN") and Dynegy Midstream Services ("DMS"). WEN is engaged in the physical supply of and risk-management activities around wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream gas processing and NGL marketing businesses and worldwide natural gas liquids marketing and transportation operations.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's business strategy has historically focused on acquiring, constructing or contracting for a regionally diverse network of energy assets to capture potential synergies existing among these types of assets and Dynegy's marketing businesses. Dynegy relies upon operating cash flow along with borrowings under a combination of commercial paper programs, money market lines of credit, credit facilities and project-specific debt financings, as well as public debt and equity issuances for its liquidity and capital resource requirements.

   As part of Dynegy Inc.'s $1.25 billion capital program to respond to concerns of credit rating agencies and trade counterparties regarding balance sheet strength in the merchant energy sector, the Company reduced its original 2002 capital-spending program by approximately $300 million to approximately $1.0 billion. This reduction in capital spending related to funds originally budgeted for capital expenditure opportunities that were anticipated to arise during the year. The Company's primary capital expenditure focus will be the acquisition and/or construction of energy assets that will enable the Company to expand its energy network. Expenditures will include maintenance capital at existing facilities of approximately $300 million.

   The Company believes it prudent to continue to increase liquidity and strengthen its balance sheet and, as a result, is assessing additional alternatives, including possible joint ventures or sales of assets and businesses. These steps are designed to continue the Company's capital program. Such steps are also being taken to reduce leverage and to establish revised targets for debt to capitalization and coverage ratios.

   In January 2002, the Company completed its acquisition of Northern Natural. Enron Corp. ("Enron") has the option to reacquire Northern Natural through June 30, 2002 for $1.5 billion plus various adjustments. Dynegy's acquisition of this asset increases the Company's financial leverage. This increased leverage results partially from Northern Natural's $950 million of indebtedness. The Company is actively assessing alternatives regarding its capital structure to accommodate Northern Natural in the event Enron does not exercise its repurchase option. See "--Enron/Northern Natural."

Available Credit Capacity

   The following table provides the components of the Company's available credit capacity.

Available Credit Capacity as of December 31, 2001

                                                                  Dynegy
                                                                 Holdings
       ($ in millions)                                             Inc.
       --------------------------------------------------------- --------
       Outstanding Commercial Paper, Loans and Letters of Credit  $1,022
       Unused Borrowing Capacity................................     618
                                                                  ------
       Total Credit Capacity....................................  $1,640
                                                                  ======

   The Company does not have access to the commercial paper markets and has relied on bank credit facilities, operating cash flow, public debt issuances and cash on hand for its short-term liquidity requirements. Sales of Dynegy Inc.'s common stock in December 2001 and January 2002 generated aggregate net proceeds of approximately $744 million which were used to pay down approximately $540 million of indebtedness under the Company's revolving credit facility; the remainder was invested in cash. In February 2002, the Company issued $500 million of 8.75% senior notes due 2012 and used the net proceeds to pay down approximately $250 million of indebtedness under the Company's revolving credit facility; the remainder was invested in cash. The Company's 364-day $1.2 billion revolving credit facility matures in May 2002. In addition, Northern Natural has a $450 million 364-day revolving credit facility that matures in November 2002.

   As of March 12, 2002, the Company had committed credit lines of approximately $2.1 billion (including the Northern Natural revolving credit facility). As of such date, there were outstanding borrowings of approximately $840 million and outstanding letters of credit of approximately $370 million under these credit facilities, leaving approximately $890 million of available borrowing capacity under these credit facilities. In addition, the Company had cash of approximately $509 million. As a result, the Company's liquidity position was approximately $1.4 billion. Management believes this level of liquidity is adequate to allow the Company to operate its business, even in the event of a downgrade in credit rating.

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

   Substantially all of the credit ratings of the Company are under review for possible downgrade in part due to uncertainties regarding the litigation by Enron against Dynegy (which is more fully discussed in Note 11 to the consolidated financial statements). In addition, the credit rating agencies have refocused their attention on the credit characteristics and credit protection measures of industry participants, and appear to have tightened the standards for a given rating level. Before Dynegy Inc.'s capital program was announced, Moody's downgraded its ratings of Dynegy Inc. and its subsidiaries, including the Company. The initial phase of the capital program was designed to restore the Moody's ratings and maintain the Fitch and Standard & Poors' ratings. There can be no assurance that these results will be achieved, but the Company believes it is taking action to accomplish these results.

   As of March 12, 2002, Dynegy's senior unsecured debt ratings, as assessed by the three major credit rating agencies, were as follows:

                                          Standard & Poors' Moody's Fitch
      Rated Enterprises                   ----------------- ------- -----
      Senior Unsecured Debt Rating:
       Dynegy Holdings Inc...............       BBB+         Baa3   BBB+
       Northern Natural/(1)/.............         CC           B3     CC
      Commercial Paper/Short-Term Rating:
       Dynegy Holdings Inc...............        A-2          P-3     F2

--------
/(1)/ Ratings have not changed since Dynegy's acquisition of Northern Natural and reflect Enron's repurchase option.

   The abbreviations for the investment grade credit ratings assigned by the three major credit rating agencies are set forth below, in order of declining credit:

    Standard & Poor's               Moody's                     Fitch
    -----------------               -------                     -----
           AAA                        Aaa                        AAA
           AA+                        Aa1                        AA+
           AA                         Aa2                        AA
           AA-                        Aa3                        AA-
           A+                         A1                         A+
            A                         A2                          A
           A-                         A3                         A-
          BBB+                       Baa1                       BBB+
           BBB                       Baa2                        BBB
          BBB-                       Baa3                       BBB-

   A downgrade in the Company's credit ratings to below investment grade would cause a material reduction in the amount of trade credit expected to be extended by the Company's counterparties until these ratings could be restored. The Company also anticipates that counterparties would increase their collateral demands relating to its wholesale marketing and risk-management business. Downgrades in the Company's credit ratings to below investment grade also would trigger the financing covenants described below under "--Financing Trigger Events." Such a downgrade also could increase the risk that the Company would be unable to refinance debt obligations as they mature and could increase the borrowing costs incurred by the Company in connection with any such refinancings. The Company's financial flexibility would likewise be reduced as a result of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers.

Financing Trigger Events

   The Company's debt instruments and other financial obligations include routine provisions, which, if not met, could require early payment, additional collateral support or similar actions. For the Company, these trigger events include leverage ratios, insolvency events, defaults on scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. The Company does not have any trigger events tied to specified credit ratings or stock price in its debt instruments and has not executed any transactions that require it to issue equity based on credit rating or other trigger events.

   The Company has two non-commercial agreements that have trigger events tied to credit ratings. At December 31, 2001, the amount of cash collateral that the Company could be required to post in the event of a ratings trigger under these two agreements was approximately $300 million. The Company's investment in Catlin Associates, LLC, described below, accounts for $270 million of the possible $300 million in possible cash collateralization and would be triggered only if the senior unsecured debt ratings for Dynegy were below investment grade with both Standard & Poor's and Moody's. The remaining approximate $30 million relates to the Company's guarantee of environmental obligations of West Coast Power, a 50 percent owned equity investment. This obligation would be triggered by a downgrade in Dynegy's credit rating to below investment grade by either Moody's or Standard & Poor's. The Company's credit ratings are under review for possible downgrade by Moody's, Standard & Poor's and Fitch. Please see "--Credit Rating Discussion."

   In June 2000, Dynegy and Black Thunder Investors LLC ("Investor") invested in Catlin Associates, L.L.C. ("Catlin"), an entity that is consolidated by Dynegy into its financial statements, with the Investor's ownership in Catlin reflected as Minority Interest in the Consolidated Balance Sheet. Dynegy invested approximately $95 million in Catlin and the Investor invested $850 million. As a result of its investment, the Investor received a preferred interest in Catlin, which has a security interest in the stock of Dynegy Midwest Generation, Inc. ("DMG"), an entity holding certain of the Company's midwest generation assets, including the coal-fired generation units in Illinois. This preferred interest is a passive interest and generally is not entitled to management rights.

   On or before June 29, 2005, the Company is effectively obligated to purchase the Investor's preferred interest for $850 million unless the Investor agrees to extend or refinance this obligation. Alternatively, the Company could liquidate Catlin's assets, including DMG's generating assets, to satisfy this obligation.

   In addition to granting Catlin a security interest in the stock of DMG, the Company also has agreed to pay to DMG, to the extent that DMG has either distributed or loaned money directly or indirectly to the Company, an amount not to exceed $275 million. This payment obligation builds over time to a maximum of $275 million in 2005. As of December 31, 2001, the Company's obligation to DMG under the agreement was approximately $35 million. In addition, in the event projected cash flow is insufficient to cover capital expenditures and certain other fixed charges, the Company may be required to make an additional capital contribution of up to $60 million to Catlin. The $60 million contingent obligation expires on December 31, 2002.

   If the Company's senior unsecured debt is downgraded below investment grade by both Standard & Poor's and Moody's, the Company would be required to post cash collateral in an aggregate amount of $270 million and, within 30 days, obtain an investment grade rating for the Catlin membership interest held by the Investor by either Standard & Poor's or Moody's or obtain a waiver from the Investor.

   If the Company were unable to obtain the required rating for the interest held by the Investor or waiver, the Company would have the option of purchasing or refinancing the Investor's interest in Catlin. If the Company was unable or otherwise elected not to exercise this option, it could ultimately result in an election by the Investor to cause the liquidation of the underlying generation assets in an amount sufficient to redeem the Investor's interest. Given the strategic importance of these generation assets, it is likely that the Company would seek to refinance or purchase the Investor's interest under such circumstances.

Trade Credit

   The Company's commercial agreements typically include adequate assurance provisions relating to trade credit and some agreements also have credit rating triggers. These trigger events typically would give counterparties the right to suspend or terminate credit if the Company's credit ratings were downgraded to non-investment grade status. Under such circumstances, the Company would need to post collateral to continue transacting risk-management business with many of its counterparties under either adequate assurance or specific credit rating trigger clauses. The cost of posting collateral would increase the Company's financing costs and could adversely impact the Company's profitability. If such collateral was not posted, the Company's ability to continue transacting its risk-management business as before the downgrade would be materially adversely affected.

   Following the Enron bankruptcy, there has been a general industry-wide contraction in trade credit in the wholesale energy markets. Open or unsecured credit lines generally have been reduced, and counterparties are more stringent in requiring credit support in the form of cash in advance, letters of credit or guarantees as a condition to transacting business above open credit limits. In addition, parties engaged in the wholesale marketing business, including the Company, are moving towards the implementation of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Most commercial agreements typically include "adequate assurance" provisions or specific ratings triggers. These clauses typically give counterparties the right to suspend or terminate credit if the Company's credit ratings fall below investment grade.

   The Company's wholesale marketing and risk-management business has historically relied upon the Company's senior unsecured debt investment grade credit rating to satisfy the credit support requirements of many counterparties.

Disclosure of Financial Obligations and Contingent Financial Commitments

   Dynegy has incurred financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities as well as from commercial arrangements that are directly supported by related revenue-producing activities. Financial commitments represent contingent obligations, which become payable only if pre-defined events were to occur, such as financial guarantees.

   As discussed in the Explanatory Note to the accompanying Consolidated Financial Statements, the accompanying Consolidated Financial Statements reflect various restatement items that have become known to management since the date of the Original Filing. Please read the Explanatory Note to the accompanying Consolidated Financial Statements for additional information about these restatements. The tables that follow have been adjusted since the Original Filing to reflect these restatements.

   The following table provides a summary of general financial obligations as of December 31, 2001. This table includes cash obligations related to outstanding debt, redeemable preferred stock and similar financing transactions. This table also includes cash obligations for minimum lease payments associated with general corporate services, such as office and equipment leases.

General Financial Obligations as of December 31, 2001

                                                    Payments Due By Period
                                          ------------------------------------------
Cash Obligations*
($ in millions)                           Total  2002 2003 2004 2005 2006 Thereafter
----------------------------------------- ------ ---- ---- ---- ---- ---- ----------
Current Portion of Long Term Debt/(1)/... $  256 $256 $--  $--  $ -- $ --   $   --
Long Term Debt/(1)/......................  2,707   --  64   69   524  388    1,662
Other Mezzanine Preferred Securities/(1)/    200   --  --   --    --   --      200
Operating Leases/(2)/....................    139   20  20   20    20   19       40
                                          ------ ---- ---  ---  ---- ----   ------
Total General Financial Obligations......  3,302  276  84   89   544  407    1,902
                                          ====== ==== ===  ===  ==== ====   ======

--------
* Cash obligations herein are not discounted and do not include related interest, accretion or dividends.
/(1)/ Total amounts are included in the December 31, 2001 consolidated balance sheet. Debt amounts include borrowings outstanding under the following arrangements:
  .   Commercial paper ($6 million);
  .   Revolving credit facilities ($600 million);
  .   Canadian credit agreements ($40 million);
  .   Senior notes ($1,693 million);
  .   ABG Gas Supply debt financing ($282 million); and
  . Lease arrangements relating to the Heard and Riverside generating facilities in Georgia and Kentucky ($342 million).
    Please read Note 7--Debt to the Consolidated Financial Statements. The approximate $568 million increase in Long-Term Debt over the amount originally reported primarily relates to the consolidation of ABG Gas Supply, an entity originally formed in connection with Project Alpha, and the recognition of debt related to generation assets previously accounted for under operating leases.
/(2)/ Includes primarily minimum lease payment obligations associated with office and office equipment leases.

   The following table provides a summary of contingent financial commitments as of December 31, 2001. These commitments represent contingent obligations of the Company, which may require a payment of cash upon pre-defined events.

Contingent Financial Commitments as of December 31, 2001

                                                  Expiration By Period
                                       ------------------------------------------
Contingent Obligations*
($ in millions)                        Total  2002 2003 2004 2005 2006 Thereafter
-------------------------------------- ------ ---- ---- ---- ---- ---- ----------
Letters of Credit/(1)/................ $  474 $453 $21  $--  $ -- $--     $--
Surety Bonds/(2)/.....................    286  202  31   12    13  14      14
Guarantees/(3)/.......................    270   --  --   69   145  --      56
                                       ------ ---- ---  ---  ---- ---     ---
Total Contingent Financial Commitments $1,030  655  52   81   158  14      70
                                       ====== ==== ===  ===  ==== ===     ===

--------
*  Contingent obligations are presented on an undiscounted basis.
/(1)/ Amounts include outstanding letters of credit and uncommitted lines. /(2)/ Surety bonds are generally on a rolling twelve-month basis.
/(3)/ Amounts include $214 million of residual value guarantees related to commercial leasing arrangements, further discussed in footnote (1) to the Commercial Financial Obligations table below. Based on the estimated fair value of the underlying assets, the Company does not anticipate funding such amounts. Approximately $30 million of the balance represents a cash collateralization requirement as described in "Trigger Events" above and is related to West Coast Power. The remaining $25 million relates to an insurance program also for West Coast Power. These guarantees do not have specific expiration dates, thus they have been included in the "Thereafter" category.

   The following table provides a summary of commercial financial obligations, which are directly associated with revenue-producing activities. These arrangements provide Dynegy access to assets that provide it with manufacturing and logistical capacity needed to execute its business strategy, which is focused upon the physical delivery of energy products to its customers. These obligations include unconditional purchase obligations associated with generation turbines, minimum lease payments associated with operating leases on generation assets, long-haul fiber optic network capacity and other assets used in its operations, as well as capacity payments under generation supply tolling arrangements and transportation, transmission and storage arrangements.

Commercial Financial Obligations as of December 31, 2001

                                                  Payments Due By Period
                                        ---------------------------------------
Cash Obligations*
($ in millions)                         Total  2002 2003 2004 2005 2006 Thereafter
--------------------------------------- ------ ---- ---- ---- ---- ---- ----------
Operating Leases/(1)/.................. $1,839  96   98   92   76   73    1,404(5)
Unconditional Purchase Obligations/(2)/     44  44   --   --   --   --       --
Firm Capacity Payments/(3)/............  2,626 269  272  264  239  224    1,358
Conditional Purchase Obligations/(4)/..    370   3   51   70  118  104       24
                                        ------ ---  ---  ---  ---  ---    -----
Total Commercial Financial Obligations. $4,879 412  421  426  433  401    2,786
                                        ====== ===  ===  ===  ===  ===    =====

--------
*  Cash obligations are presented on an undiscounted basis.
/(1)/ Amounts include the minimum lease payment obligations associated with various lease arrangements. These lease arrangements are as follows:
  . Four lease arrangements relating to generation facilities located in New York (Central Hudson), Texas (CoGen Lyondell) and Illinois (Tilton); and
  . Five lease arrangements relating to five VLGCs utilized in the DMS segment.
    The Contingent Financial Commitments table above includes residual value guarantees of $214 million related to two of these lease arrangements (CoGen Lyondell and Tilton). Please read Note 11 to the consolidated financial statements for a description of these residual value guarantees. Such leasing arrangements are accounted for as operating leases, thus the related future obligations are not recorded as liabilities on the Company's consolidated balance sheet and the depreciation of these assets is not included in the consolidated statement of operations. The Company elected to utilize leasing structures to optimize the capital resource allocation, earnings and tax attributes of the enterprise. Dynegy may ultimately acquire some or all of the leased assets through exercise of purchase options established at lease inception based on the then fair market value, but does not have any plans to do so at this time.
/(2)/ Amounts include purchase obligations for natural gas and coal.
/(3)/ Firm capacity payments include payments aggregating $2 billion that provide Dynegy with the option to convert natural gas to electricity at third-party owned facilities ("tolling arrangements"). These amounts include tolling payments that are reflected on the Consolidated Balance Sheet in "Risk-Management Assets" or "Risk-Management Liabilities" and those that are accounted for on an accrual basis, each as determined by the applicable contractual terms and in accordance with generally accepted accounting principles. Approximately 91 percent of the $2 billion of aggregate tolling capacity payments are accounted for on an accrual basis. These contracts provide Dynegy access to regional generation capacity to fulfill physical contract requirements of its customers. These $2 billion in capacity payments, on a discounted basis, totaled $1.4 billion. Dynegy previously reported in its Form 10-K that the estimated market value of electricity available for sale under these arrangements as of the date of the Original Filing, discounted for credit, price and market liquidity reserves, exceeded the amount of capacity payments by approximately $325 million. As a result of Dynegy's correction of its forward power curve methodology effective beginning the third quarter 2001, the estimated market value of electricity available for sale under these arrangements at December 31, 2001, discounted for market liquidity reserves, is approximately $52 million less than the amount of capacity payments. The other firm capacity payments of approximately $715 million include fixed obligations associated with transmission, transportation and storage arrangements routinely used in the physical movement and storage of energy consistent with the Company's business strategy.
/(4)/ Amounts include the Company's obligations as of December 31, 2001 to purchase 14 gas-fired turbines and an information systems service agreement. Commitments under the turbine purchase orders are payable consistent with the delivery schedule. The purchase orders include milestone requirements by the manufacturer and provide the Company with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. The amounts herein assume all 14 turbines will be purchased. However, Dynegy can cancel these arrangements at anytime, subject to a termination fee. If Dynegy had terminated the turbine purchase orders at December 31, 2001, the termination fee would have been approximately $48 million, reducing Dynegy's conditional purchase commitment by $435 million. Additionally, if Dynegy had terminated the service agreement at December 31, 2001, the termination fee would have been $9 million, reducing Dynegy's commitment by $21 million.
/(5)/ Amounts primarily relate to leases of the Central Hudson generating assets discussed further in Note 14 to the consolidated financial statements.

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

   On November 28, 2001, Dynegy Inc. exercised its right to terminate the merger agreement with Enron. The above-mentioned agreements were impacted as follows:

  . Dynegy exercised its option to purchase the indirect parent company of Northern Natural. The closing of the transaction occurred on January 31, 2002. An Enron subsidiary has the option to reacquire Northern Natural through June 30, 2002 for $1.5 billion plus certain adjustments and the option exercise price, subject to adjustment based on Northern Natural's indebtedness and working capital.

  . At January 31, 2002, Northern Natural had approximately $950 million of debt outstanding. Approximately $500 million of this debt is in the form of senior unsecured notes and the remaining $450 million is in the form of a secured line of credit. Dynegy has agreed to commence a tender offer by April 1, 2002 for $100 million of the senior unsecured notes due May 2005. The significant terms of the Northern Natural debt are as follows ($ in millions):

    Senior Notes, 6.875% due May 2005.................................. $100
    Senior Notes, 6.75% due September 2008.............................  150
    Senior Notes, 7.00% due June 2011..................................  250
    Borrowing under Revolving Credit Agreement, 4.66% due November 2002  450
                                                                        ----
       Total debt...................................................... $950
                                                                        ====

  . Management believes, based on an internal analysis of Northern Natural's credit capacity, including a review of other regulated pipelines, that Northern Natural will be able to refinance the $450 million secured line of credit, and it is Northern Natural's management's intention to do so.

   On December 2, 2001, Enron filed for federal bankruptcy protection in the United States Bankruptcy Court, Southern District of New York. Enron also filed an adversary proceeding in the bankruptcy court against Dynegy Inc. and Dynegy Holdings Inc. seeking damages of $10 billion for wrongful termination of the merger agreement and the wrongful exercise of its option to take ownership of Northern Natural. (Please refer to Note 11 of the financial statements for further discussion of this dispute).

   As a result of Enron's bankruptcy filing, the Company recognized in its fourth quarter 2001 financial statements a pre-tax charge related to the Company's net exposure for commercial transactions with Enron. As of December 31, 2001, the Company's net exposure to Enron, inclusive of certain liquidated damages and other amounts relating to the termination of the transactions, was approximately $84 million and was calculated by setting off approximately $230 million owed from various Dynegy entities to various Enron entities against approximately $314 million owed from various Enron entities to various Dynegy entities. The master netting agreement between Dynegy and Enron and the valuation of the commercial transactions covered by the agreement, which valuation is based principally on the parties' assessment of market prices for such period, remain subject to dispute by Enron with respect to which there have been negotiations between the parties. These negotiations have focused on the scope of the transactions covered by the master netting agreement and the parties' valuations of those transactions. If any disputes cannot be resolved by the parties, the agreements call for arbitration. If the setoff rights were modified or disallowed, either by agreement or otherwise, the amount available for Dynegy entities to set off against sums that might be due Enron entities could be reduced materially.

Recent Acquisitions

   In the fourth quarter of 2001, the Company completed the purchase of BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. Under the terms of the purchase agreement, Dynegy paid approximately (Pounds)421 million (approximately $595 million at November 28, 2001) for BGSL. The storage assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The acquisition of BGSL established Dynegy's physical asset presence in the United Kingdom.

   Also in the first quarter of 2001, the Company completed the acquisition of two Central Hudson power generation facilities in New York. The Central Hudson facilities consist of a combination of base load, intermediate and peaking facilities aggregating approximately 1,700 MW. The facilities are located approximately 50 miles north of New York City and were acquired for approximately $903 million cash, plus inventory and working capital adjustments. The acquisition of these facilities established Dynegy's physical power presence in the region.

   In May 2001, subsidiaries of Dynegy completed a sale-leaseback transaction with a third party to provide term financing with respect to the Central Hudson facilities. Under the terms of the sale-leaseback transaction, subsidiaries of Dynegy sold certain plants and equipment and agreed to lease them back for terms expiring within 34 years, exclusive of renewal options. Please read the "Commercial Financial Obligations as of December 31, 2001" table set forth above for additional information.

Capital Spending

   The 2002 budget of $1.0 billion includes construction projects in progress, maintenance capital projects, environmental projects, technology infrastructure and software enhancements, contributions to equity investments, leasing transactions and discretionary capital investment funds. The capital budget is subject to revision as opportunities arise or circumstances change. Funds approved to be spent for the aforementioned items by the various segments in 2002 are as follows:

Capital Budget for 2002

                                                    Estimated
                   Segment or Category               Capital
                   ($ in millions)                  Spending
                   -------------------------------- ---------
                   Wholesale Energy Network........  $  733
                   Dynegy Midstream Services.......      75
                   Northern Natural Gas Company....      65
                   Information Technology and Other     144
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

California Market/West Coast Power

   Dynegy and NRG Energy each own 50 percent of West Coast Power, a joint venture owning power generation plants in southern California. The Company's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. The Company also participates in the California markets independently, as a wholesale marketer of gas and power. Through its interest in West Coast Power, the Company has credit exposure to state agencies ("ISO" and "PX"), which primarily relied on receipts from California utilities to pay their bills. West Coast Power also sells directly to the California Department of Water Resources ("DWR") and pursuant to other bilateral agreements. Pursuant to a November 7, 2001 FERC order, the DWR was ordered for the period of January 17, 2001 forward to pay for all power purchased on behalf of the net short loads of PG&E and Southern California Edison. DWR has complied with this order, though there remain a number of disputes. Additionally, on February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict how the FERC will respond to these complaints. The Company is vigorously defending against these complaints.

   Between the fourth quarter of 2000 and the second quarter of 2001, the power and natural gas markets in California experienced substantial volatility driven by a fundamental imbalance in supply and demand and the retail electricity price caps imposed on the state's two largest utilities. The California market situation had many impacts, the most significant of which include: (a) a Chapter 11 bankruptcy filing by PG&E; (b) Dynegy's inclusion on PG&E's creditor committee; (c) separate rulings by the Ninth Circuit Court of Appeals and the FERC acknowledging that generators in California are not required to sell to noncreditworthy counterparties; (d) the FERC's decision to investigate gas pipeline marketing affiliate abuse in the region; (e) the FERC's imposition of a market mitigation plan for the Western States Coordinating Council; (f) FERC orders directing electricity suppliers to either refund a portion of sales revenue or justify their prices above approved pricing amounts; (g) a failed settlement conference to determine potential refunds; (h) the scheduling and subsequent rescheduling of a FERC hearing to calculate any such refunds; (i) continued debate over the validity and legality of long-term power supply contracts executed by state agencies; and (j) a settlement agreement between Southern California Edison and the California Public Utilities Commission that is designed to allow Southern California Edison to pay its past due debts and return it to creditworthy status. In addition, Dynegy and several of its officers were named in various lawsuits associated with the California situation, which are more fully discussed in Note 11 to the Consolidated Financial Statements. Additionally, on March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several energy generators, including those owned directly by West Coast Power and indirectly by Dynegy Inc. The complaints allege that since June 1998, these generators sold power in the open market that should have been held in emergency reserve for the State. In the aggregate, the complaints seek more than $150 million in penalties, restitution and return profits from the generators. The Company will vigorously defend these claims. In the opinion of management, the amount of ultimate liability with respect to this action will not have a material adverse effect on the financial position or results of operations of the Company.

   As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California and the Ninth Circuit Court of Appeals and the FERC decisions regarding counterparty choice for generators as well as other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX and potential refunds or offsets associated with related transactions. Transactions with the aforementioned counterparties, other than the ISO and PX, are current under the terms of each individual arrangement. At December 31, 2001, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $227 million. Management is continually assessing Dynegy's exposure, as well as its exposure through West Coast Power, relative to its California receivables and establishes reserves for contingent liabilities where the amount of potential loss is determined to be probable and estimable. During 2001, 2000 and 1999, our share of reserves recorded by West Coast Power totalled $122.5 million, $24.5 million and $4.7 million, respectively. Our share of the total reserve at December 31, 2001 and 2000 was $151.8 million and $29.3 million, respectively.

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

Concentration of Credit Risk

   As a result of recent volatility in both the commodity and equity markets, the Company has reviewed in-depth its industry credit concentration as well as specific counterparty credit risks. Based on this reassessment, the Company continues to believe that credit risk imposed by industry concentration is largely offset by the diversification and creditworthiness of its customer base. The Company believes that its corporate credit policies are aligned with business risks in support of minimizing enterprise credit risk.

Accounting Pronouncements

   See Item 8, Financial Statements and Supplementary Data, Note 2, which is incorporated herein by reference, for a discussion of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144").

   In addition, the Company has interests in joint ventures, equity investments and financing arrangements that existing accounting guidance precludes us from consolidating. In the wake of the Enron bankruptcy, accounting standard setters, including the SEC and the Financial Accounting Standards Board, are evaluating the existing accounting and disclosure rules and requirements. One area that has received a high level of scrutiny is the accounting rules related to consolidations, specifically those that address special purpose entities. Standard setting bodies and regulators are evaluating the consolidation rules to determine whether the existing accounting framework should change. There is a risk that existing standards will change, particularly in light of the events of 2001, and that these changes could result in the consolidation in the Company's financial statements of entities that it does not currently consolidate.

Conclusion

   The Company believes it will meet all foreseeable cash requirements, including working capital, capital expenditures and debt service, from operating cash flow, supplemented by borrowings under its various credit facilities and equity or debt issuances, if required.

RESULTS OF OPERATIONS

   The following table reflects certain operating and financial data for the Company's business segments for the years ended December 31, 2001, 2000 and 1999, respectively. This financial data has been revised to reflect the restatement items described in the Explanatory Note to the accompanying Consolidated Financial Statements. Please read this Explanatory Note for further discussion of these restatement items.

   The impact of acquisition and disposition activity during the three-year period reduces the comparability of certain historical financial and volumetric data. This is especially true as it relates to power generation and gas processing volumes.

   For segment reporting purposes, all general and administrative expenses incurred by Dynegy on behalf of its subsidiaries are charged to the applicable subsidiary as incurred. Dynegy allocates indirect general and administrative expenses to its subsidiaries using a two-step formula that considers both payroll expense and the net book value of property, plant and equipment. Interest expense incurred by Dynegy on behalf of its subsidiaries is allocated based on the subsidiaries' debt to equity relationship. Other income (expense) items incurred by Dynegy on behalf of its subsidiaries are allocated equally among sub-components of the two segments.

DYNEGY'S RESULTS OF OPERATIONS

                                                      WEN   DMS  Total
                                                     ----  ----  -----
                                                      ($ in Millions)
                                                        (Restated)
         2001
         Operating Income:
            Wholesale Energy Network:
            Customer and Risk-Management Activities. $294  $ --  $294
            Asset Businesses........................  327    --   327
         Dynegy Midstream Services:
            Upstream................................   --    82    82
            Downstream..............................   --    49    49
                                                     ----  ----  ----
         Operating Income...........................  621   131   752
         Equity Earnings............................  165    13   178
         Other Items, Net...........................  (48)   (3)  (51)
         Net Income................................. $369  $ 56  $425

         2000
         Operating Income:
            Wholesale Energy Network:
            Customer and Risk-Management Activities. $233  $ --  $233
            Asset Businesses........................  287    --   287
         Dynegy Midstream Services:
            Upstream................................   --    44    44
            Downstream..............................   --    40    40
                                                     ----  ----  ----
         Operating Income...........................  520    84   604
         Equity Earnings............................  167    24   191
         Other Items, Net...........................  (48)  (39)  (87)
         Net Income................................. $372  $ 26  $398

                                                      WEN   DMS  Total
                                                     ----  ----  -----
                                                      ($ in Millions)
                                                        (Restated)
         1999
         Operating Income:
         Wholesale Energy Network:
            Customer and Risk-Management Activities. $106  $ --  $106
            Asset Businesses........................   38    --    38
         Dynegy Midstream Services:
            Upstream................................   --    18    18
            Downstream..............................   --    64    64
                                                     ----  ----  ----
         Operating Income...........................  144    82   226
         Equity Earnings............................   62    18    80
         Other Items, Net...........................  (13)  (18)  (31)
         Net Income................................. $107  $ 30  $137

DYNEGY'S OPERATING DATA

                                                      2001    2000    1999
                                                     ------- ------- ------
    Wholesale Energy Network:
    Domestic Gas Marketing Volumes (Bcf/d)/(1)/.....     8.1     7.5    6.5
    Canadian Gas Marketing Volumes (Bcf/d)/(2)/.....     3.1     2.2    2.3
    European Gas Marketing Volumes (Bcf/d)/(3)/.....     1.3     1.2    1.1
                                                     ------- ------- ------
           Total Gas Marketing Volumes..............    12.5    10.9    9.9
                                                     ======= ======= ======
    Million Megawatt Hours Generated--Gross.........    40.3    36.8   21.5
    Million Megawatt Hours Generated--Net...........    34.5    30.3   12.8
    Total Physical Million Megawatt Hours Sold......   361.8   137.0   79.3
    Coal Marketing Volumes (Millions of Tons).......    43.0    10.4     --
    Average Natural Gas Price--Henry Hub ($/Mmbtu).. $  4.26 $  3.89 $ 2.29
    Average On-Peak Market Power Prices:
       Cinergy...................................... $ 35.19 $ 36.43 $51.40
       TVA..........................................   34.87   39.73  51.96
       PJM..........................................   40.76   39.96  38.29
       CALPX SP15...................................  121.04  113.51  31.99
    Dynegy Midstream Services:
    Natural Gas Processing Volumes (MBbls/d):
       Field Plants.................................    56.1    61.2   85.9
       Straddle Plants..............................    27.7    35.6   36.6
                                                     ------- ------- ------
           Total Natural Gas Processing Volumes.....    83.8    96.8  122.5
                                                     ======= ======= ======
    Fractionation Volumes (MBbls/d).................   226.2   224.3  210.9
    Natural Gas Liquids Sold (MBbls/d)..............   557.4   564.6  537.1
    Average Commodity Prices:
       Crude Oil--Cushing ($/Bbl)................... $ 26.39 $ 28.97 $17.10
       Natural Gas Liquids ($/Gal)..................    0.45    0.55   0.34
       Fractionation Spread ($/MMBtu)...............    0.89    2.40   1.68

--------
/(1) /Includes immaterial amounts of inter-affiliate gas sales.
/(2) /Represents volumes sold by Dynegy Inc.'s Canadian subsidiary. /(3) /Represents volumes sold by Dynegy Inc.'s European operations.

Three Years Ended December 31, 2001

   For the year ended December 31, 2001, the Company realized net income of $425 million. This compares with $398 million and $137 million in 2000 and 1999, respectively. Net income includes the following items:

                                                    2001     2000     1999
                                                  -------- -------- --------
                                                   Income   Income   Income
   ($ in millions)                                (Charge) (Charge) (Charge)
   ---------------------------------------------- -------- -------- --------
   Enron bankruptcy exposure/(1)/................   (84)      --       --
   Terminated merger related costs/(2)/..........    (6)      --       --
   Cumulative effect of an accounting change/(3)/     2       --       --
   Gain on Sale--Accord Energy Limited/(4)/......    --       58       --
   Gain on Sale--QFs/(5)/........................    --       34       --
   Loss on Sale--Crude Business/(6)/.............    --      (11)      --
   Loss on Sale--Mid-continent Assets/(7)/.......    --       (6)      --
   Impairment of a Liquids Asset/(8)/............    --      (16)      --
   Illinova Acquisition Costs/(9)/...............    --      (10)      --
   Gain on Sale--Quicktrade Investment/(10)/.....    --       --        6

--------
/(1)/ The Company recognized an after-tax charge of $84 million ($129 million pre-tax) related to its net exposure to Enron Corp. as a result of that company's bankruptcy filing. The pre-tax charge is included in "Cost of Sales" in the accompanying Consolidated Statements of Operations ("Statements").
/(2)/ Dynegy Inc. terminated its proposed merger with Enron Corp. on November
      28, 2001. Transaction costs associated with this terminated merger approximated $6 million after-tax ($8 million pre-tax). The pre-tax charge is included in "General and administrative expenses" in the accompanying Statements.
/(3)/ Effective January 1, 2001, the Company adopted Financial Accounting
      Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, realizing an after-tax cumulative effect gain of approximately $2 million.
/(4)/ The Company sold its 25% participating preferred interest in Accord
      Energy Limited in the third quarter of 2000. The after-tax gain of approximately $58 million ($83 million pre-tax) is included in "Loss
      (gain) on asset sales" in the accompanying Statements.
/(5)/ The Company sold interests in certain Qualifying Facilities pursuant to statutory requirements related to the Illinova acquisition. The after-tax gain of approximately $34 million ($52 million pre-tax) is included in "Loss (gain) on asset sales" in the accompanying Statements.
/(6)/ The Company sold its non-strategic domestic crude oil marketing and trade business in the first quarter of 2000. The charge of approximately $11 million after-tax ($18.3 million pre-tax) is included in "Loss (gain) on asset sales" in the accompanying Statements.
/(7)/ The Company sold its Mid-Continent liquids processing assets in the first quarter of 2000. The after-tax charge of approximately $6 million ($9 million pre-tax) is included in "Loss (gain) on asset sales" in the accompanying Statements.
/(8)/ The impairment reserve is associated with a Canadian gas processing asset. The after-tax charge of approximately $16 million ($25 million pre-tax) is included in "Depreciation and amortization expense" in the accompanying Statements.
/(9)/ Amounts relate to non-capitalizable merger related costs associated with the Illinova acquisition. The after-tax charge of approximately $10 million ($15 million pre-tax) is included in "General and administrative expenses" in the accompanying Statements.
/(10)/ The Company sold a non-strategic investment in the first quarter of 1999.

   Revenues in each of the three years in the period ended December 31, 2001 totaled $41.3 billion, $27.8 billion and $15.4 billion, respectively. Operating cash flows totaled $176 million for the year ended December 31, 2001, compared with $408 million in 2000 and $40 million in 1999.

   For the year ended December 31, 2001, the Company reported operating income of $752 million, compared with operating income of $604 million and $226 million for the 2000 and 1999 periods, respectively. The growth in operating margin is partially offset by higher depreciation and amortization and general and administrative expenses. Increases in depreciation and amortization expense during the three-year period reflect the impact of continued expansion of the Company's depreciable operating and technology asset base. The increased level of general and administrative expenses period-to-period reflects the infrastructure required to support a larger operation. Increased overhead costs are primarily a result of expansion of the Company's operations, primarily in the DGC segment and in Europe. Additionally, variable compensation costs were higher in 2001 as compared with both the 2000 and 1999 periods. Gain (loss) on asset sales principally reflects the pre-tax effect of the gains on the sales of Accord Energy Limited and certain QFs in 2000, partially offset by the losses on the sales of the domestic crude business and the Mid-Continent liquids processing assets. The Company sold its 25 percent participating preferred interest in Accord Energy Limited for an after tax gain of $58 million ($83 million pre-tax) and sold interests in certain QFs for an after tax gain of $34 million ($52 million pre-tax). The Company received cash proceeds of $95 million and $257 million in the Accord and QF transactions, respectively. The carrying values for the Accord investment and the QFs were $12 million and $205 million, respectively.

   Incremental to Dynegy's consolidated results was the Company's share in the earnings of its unconsolidated affiliates, which contributed approximately $178 million, $191 million and $80 million in 2001, 2000 and 1999, respectively. West Coast Power contributed approximately $162 million, $122 million and $16 million to such earnings in 2001, 2000 and 1999, respectively. Cash distributions received from these investments during each of the three years in the period ended December 31, 2001 approximated $87 million, $109 million and $66 million, respectively.

   Interest expense totaled $143 million for the year ended December 31, 2001, compared with $96 million and $78 million for the comparable 2000 and 1999 periods, respectively. The increase in interest expense in 2001 is due primarily to increased principal, partially offset by lower variable rates than in 2000. The increase in interest expense in 2000 from 1999 is attributable to the increased indebtedness resulting from Dynegy Inc.'s acquisition of Illinova. Additionally, interest rates on the variable rate borrowings were higher in 2000 than in 1999.

   Other income and expenses, net, reduced 2001, 2000 and 1999 operating results by $51 million, $87 million and $31 million, respectively. The net amounts for all three years include the financial effects of minority shareholder investments in some of the Company's operations and other income and expense items including interest and dividend income, foreign currency gains and losses, insurance proceeds and other similar items.

   The Company reported an income tax provision of $313 million in 2001, compared to income tax provisions of $214 million and $60 million in 2000 and 1999, respectively. These amounts reflect effective rates of 43 percent, 35 percent and 30 percent, respectively. In general, differences between the aforementioned effective rates and the statutory rate of 35 percent result primarily from permanent differences attributable to amortization of certain goodwill, book-tax basis differences and other liabilities; and the effect of certain foreign and state income taxes. Income tax payments are not expected to have a material impact on liquidity and capital resources. See Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

Wholesale Energy Network

   WEN reported segment net income of $369 million for the year ended December 31, 2001, compared with net income of $372 million and $107 million for the years ended December 31, 2000 and 1999, respectively. Results of operations during the three-year period were influenced either positively or negatively by:

  . New regionally diverse merchant power generating capacity acquired or placed in service in 2001 and 2000;

  . Increased earnings from the equity investment in West Coast Power year-over-year during the three-year period, partially attributable to higher price realization for power purchased from West Coast Power;

  . An increase in customer risk management activities in 2001, as compared to 2000, as a result of a long-term power origination contract that contributed approximately $35 million of operating income during 2001;

  . An increase in European and Canadian marketing operations due to increased customer origination and service demand during the three-year period;

  . Results for 2001 included approximately $82 million exposure to Enron (net of tax) and an allocation of transaction costs associated with both the terminated proposed merger with Enron and the execution of Project Alpha; and

  . Results for 2000 include gains of approximately $92 million (net of tax) on the sale of Accord and QF interests, offset by an allocated portion of the Illinova acquisition costs.

   The new generating capacity in 2001 included the addition of the Central Hudson power generating facilities in New York and development projects in Georgia, Kentucky and Louisiana for a total of approximately 2,865 MW, while new capacity in 2000 included the generation assets from the Illinova acquisition and development projects in Illinois, Louisiana and North Carolina for a total of 8,091 MW.

   Total electric power produced and sold during 2001 aggregated 361.8 million megawatt hours compared to 137.0 million and 79.3 million megawatt hours during 2000 and 1999, respectively. The 2001 and 2000 volumes reflect the impact of additional generating capacity. Total natural gas volumes sold increased to
12.5 billion cubic feet per day from 10.9 billion cubic feet per day in 2000 and 9.9 billion cubic feet per day in 1999. The 2001 increase in natural gas volumes sold reflects greater market origination, including sales to commercial and industrial customers, sales volumes on Dynegydirect and increased gas marketing in Canada. The 2000 increase in natural gas volumes sold reflects the increased demand by gas-fired generation, expanding European operations and greater volumes sold to Dynegy's retail alliances.

   As described in Note 19--Subsequent Events to the Consolidated Financial Statements, the Company is in the process of exiting third-party risk management aspects of the marketing and trading business. The WEN segment's future results of operations will be affected by this development.

Dynegy Midstream Services

   DMS reported net income of approximately $56 million for the year ended December 31, 2001 compared with net income of $26 million and $30 million in 2000 and 1999, respectively. Results of operations during the three-year period were influenced either positively or negatively by:

  . Higher price realization in 2001, as compared to 2000, resulting from an active forward sales program and contract restructuring activities, despite a depressed pricing environment resulting from larger industry wide inventories;

  .   Substantial focus on lowering costs throughout the three-year period;

  . Lower price realization in 2000, as compared to 1999, resulting from an active forward sales program and contract restructuring activities;

  . NGL commodity prices in 2000, and the volatility associated therewith, were generally improved over 1999 levels;

  . Fluctuating world-wide demand for NGLs, particularly in Europe and Asia, enhanced 2000 revenues from global marketing operations;

  . Results for 2001 include approximately $2 million exposure to Enron (net of tax) as a result of that company's bankruptcy filing and an allocation of transaction costs associated with the terminated proposed merger with Enron; and

  . Results for 2000 include losses of approximately $17 million (net of tax) on sales of the Crude Oil Marketing and Trade business (which was sold in April 2000 and contributed approximately $9 million after tax in 1999) and Mid-Continent gas processing assets, an impairment of approximately $16 million (net of tax) relating to Canadian gas processing assets and an allocation of costs related to the Illinova acquisition.

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

Operating Cash Flow

   The following table is a condensed version of the operating section of the Consolidated Statements of Cash Flows included in Item 8, Financial Statements and Supplementary Data. Reported amounts reflect the restatement items further described in the Explanatory Note to the Condensed Financial Statements, including the reclassification of approximately $290 million of previously disclosed 2001 operating cash flow to financing cash flow as a result of restatements relating to Project Alpha.

Dynegy's Condensed Consolidated Cash Flows

                                                          2001   2000  1999
                                                         -----  -----  ----
                                                           ($ in millions)
   Operating Cash Flow:
   Net Income........................................... $ 425  $ 398  $137
   Net Non-Cash Items Included in Net Income............   410    137   (72)
                                                         -----  -----  ----
   Operating Cash Flow Before Changes in Working Capital   835    535    65
   Changes in Working Capital...........................  (659)  (127)  (25)
                                                         -----  -----  ----
   Net Cash Provided by Operating Activities............ $ 176  $ 408  $ 40
                                                         =====  =====  ====

   Increases in operating cash flow in 2001 primarily reflect higher non-cash add-backs such as depreciation and amortization, reserve for doubtful accounts and risk management activities. The depreciation and amortization is higher due to a larger asset base. The reserve for doubtful accounts includes the Enron exposure write-off of approximately $129 million on a pre-tax basis. Changes in working capital had a negative impact on operating cash flow in 2001 due primarily to the timing of cash inflows and outflows related to trade accounts and certain other deposits.

   Operating cash flow results in 2000 primarily reflected higher net income compared to 1999. Higher net income is offset by increased investments in inventory and the negative impact on operating cash flows due primarily to the timing of cash inflows and outflows related to trade accounts.

   Operating cash flow in 1999 primarily reflected increased non-cash earnings from marketing operations.

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

Capital Expenditures and Investing Activities

   Funds used in 2001 investing activities totaled $1.3 billion. Included in the capital expenditures in 2001 is the purchase of the Central Hudson power generation facilities for $903 million. Additional capital expenditures of approximately $1.1 billion principally related to the construction of power generation assets and investments associated with technology infrastructure. Business acquisitions for the year ended December 31, 2001 included acquisition costs related to the purchase of BGSL of approximately $595 million. Proceeds from asset sales in 2001 included the sale of the Central Hudson facilities in May 2001 for $920 million pursuant to a leveraged lease transaction, in addition to proceeds from the disposal of non-strategic Canadian assets and investments. Other investing activities in 2001 primarily include investments relating to a generation lease arrangement.

   In 2000, capital expenditures of approximately $854 million primarily related to construction of power generation assets and investments associated with technology infrastructure. Also during 2000, the Company made investments in unconsolidated affiliates of approximately $104 million. Proceeds from asset sales in 2000 of $822 million relate to sales of QFs and liquids assets.

   During the year ended December 31, 1999, the Company invested a net $437 million principally in power generation assets, including a power generation partnership, and additional expenditures related to capital improvements at existing facilities and capital investment associated with technology infrastructure improvements. Also during 1999, the Company sold certain DMS assets, an investment held by WEN and a 50 percent interest in a power generation partnership, netting proceeds of $81 million.

Financing Activities

   Net cash inflows associated with financing activities in 2001 totaled approximately $1.3 billion.

   Proceeds of $496 million, net of issuance costs, resulted from the issuance of $500 million of 6.875 percent Senior Notes due April 1, 2011. Such proceeds were used to repay credit facility borrowings obtained to finance the purchase of the Central Hudson generation facilities, while the acquisition of BGSL was financed primarily with borrowings under revolving credit agreements.

   In April 2001, Dynegy entered into a structured natural gas transaction referred to as Project Alpha. The cash inflow of $282 million associated with the borrowings entered into by ABG Gas Supply is presented as a financing activity in Dynegy's Consolidated Statement of Cash Flows for 2001.

   Also during 2001, proceeds from lease arrangements of approximately $81 million were used in the construction of two generation facilities.

   In 2000, the Company issued $300 million of 8.125 percent Senior Notes due March 5, 2005. Also during 2000, proceeds from lease arrangements of approximately $250 million were used in the construction of two generation facilities. Other financing, net in 2000 relates primarily to the $850 million received from a third-party investor for a minority interest in Catlin LLC, which is consolidated by Dynegy. (See Note 10 to the consolidated financial statements for more information.)

   In December 2001, Dynegy Inc. announced an approximately $1.25 billion capital program designed to strengthen its balance sheet and restore market confidence. In accordance with the plan, the Company reduced the original 2002 capital-spending program by approximately $300 million.

SEASONALITY

   Dynegy's revenues and operating margin are subject to fluctuations during the year, primarily due to the impact seasonal factors have on sales volumes and the prices of natural gas, electricity and NGLs. Natural gas sales volumes and operating margin have historically been higher in the winter months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. Conversely, power marketing operations and electricity generating facilities have higher volatility and demand, respectively, in the summer cooling months, while the transmission and distribution business has higher seasonal gas sales in the winter and higher seasonal electricity sales in the summer. These trends may change over time as demand for natural gas increases in the summer months as a result of increased gas-fired electricity generation. DMS businesses are also subject to seasonal factors; however, such factors typically have a greater impact on sales prices than on sales volumes.

FACTORS AFFECTING FUTURE OPERATING RESULTS

   Dynegy's results of operations in 2002 and beyond may be significantly affected by the following factors:

  . changes in demand for the Company's power generation, pipeline, NGL or other facilities caused by general economic or industry conditions, commodity pricing or competition;

  . the volatility and level of prices for energy commodities in North America and Europe;

  . the timing and pace of energy deregulation in North America and Europe and the effect of the Enron bankruptcy on the pace of deregulation;

  . the addition of the historical Texaco U.S. gas and liquids volumes to the Company's commercial relationship with ChevronTexaco;

  . the acquisition of Northern Natural and possible repurchase of Northern Natural by Enron; and

  . the effect of market uncertainties and the Enron litigation on Dynegy's credit ratings, costs of borrowing and trade credit.

   The Company's results also will be significantly affected by its ability to execute the business plan and strategy described elsewhere herein, including the 2002 capital plan, and the ability to manage risk throughout the enterprise. Additional information regarding our risk management and governance activities follows. References are also made to the section "Uncertainty of Forward Looking Statements and Information" for additional factors which might impact future operating results.

CORPORATE RISK GOVERNANCE

   The Company's operations and periodic returns are impacted by a myriad of factors, some of which may, and some of which may not, be mitigated by risk management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, management estimations, strategic investment decisions, changes in competition, operational risks, environmental risks and changes in regulation.

   The effective management of risk is critical to the Company's success. Dynegy Inc.'s Board of Directors has approved a Risk Policy Statement (referred to herein as the "Dynegy Risk Policy Statement") that identifies business risks confronting the enterprise, establishes controls and procedures relating to these risks, and assigns responsibility for executing the Board's directives. As a complement to the active management of business risks, the Company incorporates a multi-level control environment that is consistent and aligned with the Dynegy Risk Policy Statement. The Company's comprehensive risk management process monitors, evaluates and manages the principal risks assumed in conducting the Company's operations consistent with the Company's corporate strategies and objectives.

Governance Committees Structure

   The Company seeks to monitor and control its exposure to risk through a variety of separate but complementary accounting, financial, credit, operational and legal reporting systems. Dynegy Inc. has formed a series of committees at both the Board and executive leadership levels responsible for establishing limits, for monitoring adherence to these limits and for general oversight of the risk management processes of Dynegy Inc. and its subsidiaries, including the Company. Each level of committee has increasingly greater policy-setting responsibility migrating from a monitoring and managing role to the role of establishing enterprise-wide risk management policy. These committees, which are described below, meet regularly and consist of Board members and senior members of both Dynegy Inc.'s revenue-producing units and departments that are independent of revenue-producing units.

Governance Committees Structure

                    [GRAPHIC DEPICTING COMMITTEE STRUCTURE]

   Board of Directors. Ultimate responsibility for ensuring that risks are appropriately identified and managed lies with the Board of Directors. The Board's focus is on enterprise risk, which includes market, credit, interest rate, currency, operational, legal and reputational exposures. All risk management and control functions ultimately report to the Board. The Board is solely responsible for approving and amending Dynegy's Risk Policy Statement. This responsibility has been delegated to the Audit Committee.

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

   Executive Risk Committee. The Executive Risk Committee sets limits, capital allocation and return targets for enterprise risk, including investment, commodity and financial risks. Dynegy Inc.'s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Risk Officer comprise this committee. This committee reports to the Audit Committee.

   Risk Committee. The Risk Committee is focused on the assessment of financial risks inherent in the enterprise and the establishment of policies and limits around these risks. Activities performed by this committee include review of:

  .   the activities of existing businesses;

  .   new businesses and products;

  .   divisional market risk limits;

  .   business unit market risk limits; and

  .   currency and interest rate risk limits.

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

Accounting Methodology

   Dynegy's Controller Department is responsible for the development and application of accounting policy and control procedures for the organization's financial and operational accounting functions. This department conducts its activities independent of any active management of risk exposures confronting the enterprise, is independent of revenue-producing units and reports to the Chief Financial Officer.

   The Company has identified three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the portrayal of the Company's financial position and results of operations. These policies include the accounting for long-lived assets, the evaluation of counterparty credit and other similar risks and revenue recognition. See Note 3 to the consolidated financial statements for a discussion of the process surrounding the evaluation of counterparty credit and other similar risks. For disclosure on the Company's accounting for long-lived assets and revenue recognition, refer to Note 2 to the consolidated financial statements. The following narrative provides additional discussion of the Company's revenue recognition policy. The bankruptcy of Enron has placed substantial focus on accounting principles and the application of these principles. The focus has been around the transparency of disclosures relating primarily to liquidity and capital resource matters, the valuation of energy trading activities, transactions with related parties and the use of special purpose entities. As a result, accounting guidance is expected to continue to evolve and the impact of potential future revisions in accounting principles will be addressed by the Company when, and if, they occur.

   Dynegy utilizes two comprehensive accounting models in reporting its consolidated financial position and results of operations as required by generally accepted accounting principles-an accrual model and a fair value model. The Company determines the appropriate model for its various operations based on guidance provided in numerous accounting standards and positions adopted by the Financial Accounting Standards Board ("FASB") or the Securities and Exchange Commission. The Company has applied these accounting policies on a consistent basis during the three years in the period ended December 31, 2001, except for the adoption of Financial Accounting Standard No. 133 ("FAS No. 133"), which was effective January 1, 2001. The implementation of FAS No. 133 was not material to the Company's results of operations or financial position.

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

   The fair value model is used to account for forward physical and financial transactions which meet criteria defined by the FASB or the Emerging Issues Task Force. The criteria are complex but generally require these contracts to be related to future periods and contain fixed price and volume components and have terms that require or permit net settlement of the contract in cash or its equivalent. The FASB determined that the fair value model is the most appropriate method for accounting for these types of contracts. In part, this conclusion is based on the cash settlement provisions in these agreements, as well as the volatility in commodity prices, interest rates and, if applicable, foreign exchange rates, which impact the valuation of these contracts. Since these transactions may be settled in cash, the value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. Under applicable accounting standards, failure to present these transactions at other than estimated present settlement value based on current prices and rates would result in an inaccurate portrayal of the assets and obligations of an enterprise.

   In addition, the Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its natural gas, NGLs, electricity and coal businesses in order to minimize the risk of changes in market prices in these commodities. The Company will also execute financial instrument transactions to hedge exposure to fluctuations in interest rates and foreign currency exchange rates. These transactions are accounted for as either cash flow hedges, fair value hedges or foreign currency hedges in accordance with generally accepted accounting principles.

   The following chart provides detail on the accounting principle applications used by the organization:

Application of Comprehensive Accounting Methodologies

                                   Physical Asset Businesses                       Marketing and Other Activities
                          -------------------------------------------       --------------------------------------------
  Accounting Model              Accrual                   Hedge                   Accrual                 Fair Value
--------------------------------------------------------------------------------------------------------------------------
Businesses            .   Physical Generation  .   Physical Generation  .   Current Supply and   .   Future Supply and
Impacted              .   (WEN)                .   (WEN)                    Market Activities    .   Market Activities
                      .   Owned Storage            Gas Processing           (Spot Market             Meeting Certain
                      .   Capacity (WEN, DMS)      (DMS)                    Transactions) (WEN,      Criteria (WEN, DMS)
                          Gas Processing (DMS)                              DMS)                     Risk Management
                          Fractionation (DMS)                                                        Services (WEN, DMS)
--------------------------------------------------------------------------------------------------------------------------
Transactions          .   Normal Purchases     .   Cash Flow Hedges     .   Current Supply and   .   Future Supply and
Impacted                  and Sales            .   Fair Value Hedges        Market Activities    .   Market Activities
                      .   Equity Earnings      .   Foreign Currency         (Spot Market             Meeting Certain
                          from Investment in       Hedges                   Transactions)            Criteria
                          Physical Assets                                                            Available-for-Sale
                                                                                                     Securities
--------------------------------------------------------------------------------------------------------------------------
Revenue Recognition   .   Revenue and          .   Recognized When      .   Revenue and          .   Future Supply and
                          Expense is           .   Item Hedged is           Expense is               Market Activities and
                          Recognized When          Recognized               Recognized When          Risk Management
                          Title Passes or          Ineffectiveness of       Title Passes or          Services Transactions
                          Service is Performed     Hedges Recognized        Service is Performed     Marked-to-Market
                                                   Immediately                                       When Executed with
                                                                                                     Changes in Fair
                                                                                                     Value Recognized
                                                                                                     Throughout Contract
                                                                                                 .   Term
                                                                                                     Certain Gains and
                                                                                                     Losses on
                                                                                                     Available-for-Sale
                                                                                                     Securities
--------------------------------------------------------------------------------------------------------------------------
Balance Sheet Effects .   Trade Receivables    .   Unrealized Gains and     Trade Receivables        Unrealized Gains and
                      .   and Payables             Losses in Risk           and Payables             Losses from Future
                          Investment in            Management                                        Supply and Market
                          Unconsolidated           Accounts                                          Activities and Risk
                          Affiliates           .   Effective Portion of                              Management Services
                                                   Unrealized Gains and                              in Risk Management
                                                   Losses in Other                                   Accounts
                                                   Comprehensive                                     Unrealized Gains and
                                                   Income                                            Losses on
                                                                                                     Available-for-Sale
                                                                                                     Securities in
                                                                                                     Investment Account
                                                                                                     and Other
                                                                                                 .   Comprehensive
                                                                        .                        .   Income
--------------------------------------------------------------------------------------------------------------------------
Cash Flow Effects     .   Disclosed in Net     .   Periodic Settlements .   Disclosed in Net     .   Unrealized Gains and
                          Income and Working       Disclosed in Net         Income and Working       Losses are Disclosed
                          Capital Accounts         Income and Working       Capital Accounts         as Non-Cash
                                                   Capital Accounts                                  Adjustments to Net
                                                                                                     Income

ENTERPRISE RISK MANAGEMENT, VALUATION AND MONITORING

Market Risk

   The Company is exposed to commodity price variability related to its natural gas, NGLs, crude oil, electricity and coal businesses. In addition, fuel requirements at its power generation, gas processing and fractionation facilities represent additional commodity price risks to the Company. In order to manage these commodity price risks, the Company routinely utilizes various fixed-price forward purchase and sales contracts, futures and option contracts traded on the New York Mercantile Exchange and swaps and options traded in the over-the-counter financial markets to:

  .   Manage and hedge its fixed-price purchase and sales commitments;

  . Provide fixed-price commitments as a service to its customers and suppliers;

  .   Reduce its exposure to the volatility of cash market prices;

  .   Protect its investment in storage inventories; and

  .   Hedge fuel requirements.

   The potential for changes in the market value of the Company's commodity, interest rate and currency portfolios is referred to as "market risk." A description of each market risk category is set forth below:

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

   The Company seeks to manage these market risks through diversification, controlling position sizes and executing hedging strategies. The ability to manage an exposure may, however, be limited by adverse changes in market liquidity or other factors.

Valuation Criteria and Management Estimates

   As discussed previously, the Company utilizes a fair value accounting model for some aspects of its operations as required by generally accepted accounting principles. The net gains or losses resulting from the revaluation of these contracts during the period is recognized in the Company's results of operations. For financial reporting purposes, assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short- or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statement of operations. Transactions that have been realized and settled are reflected gross in revenues and cost of sales.

   The following table provides an assessment of the factors impacting the change in net value of the risk management asset and liability accounts during the year ended December 31, 2001 ($ in millions).

Fair value of portfolio at January 1, 2001.................................... $ 399
Gains (losses) recognized through the income statement in the period, net/(1)/   647
Cash received related to contracts settled during the period, net.............  (201)
Changes in fair value as a result of a change in valuation technique/(2)/.....  (149)
Other changes in fair value, net/(3)/.........................................   244
                                                                               -----
Fair value of portfolio at December 31, 2001.................................. $ 940
                                                                               =====

--------
/(1)/ This amount includes approximately $300 million which represents management's estimate of the initial value of new contracts entered into in 2001.
/(2) /The Company corrected its modeling methodology effective the third quarter 2001. This amount represents the difference in the value of the portfolio based on the previous methodology and the value as recorded based on the new methodology. This corrected curve methodology was applied beginning in the third quarter 2001, as this was the period in which the Company began to enter into longer-term power transactions in the United States. See description of the corrected methodology below.
/(3)/ Consists primarily of the effect of terminating the Company's commercial positions with Enron.

   The net risk management asset of $940 million is the aggregate of the following line items on the Consolidated Balance Sheet: Current Assets--Assets from risk-management activities, Other Assets--Assets from risk-management activities, Current Liabilities--Liabilities from risk-management activities and Other Liabilities--Liabilities from risk-management activities. The increase in the net value of the risk management asset and liability accounts at December 31, 2001 from the previously reported amount of $717 million is primarily due to the following:

  . a $340 million increase due to the consolidation of ABG Gas Supply, an entity formed in connection with Project Alpha. This $340 million increase reflects the recognition of ABG Gas Supply's net risk-management assets on Dynegy's Consolidated Balance Sheet; and

  .   a $40 million reclassification of inventory.

These items are offset by a $149 million reduction resulting from the correction to the forward power curves.

   The Company estimates the fair value of its marketing portfolio using a liquidation value approach assuming that the ability to transact business in the market remains at historical levels. The estimated fair value of the portfolio is computed by multiplying all existing positions in the portfolio by estimated prices, reduced by a LIBOR-based time value of money adjustment and deduction of reserves for credit, price and market liquidity risks.

   A key aspect of the Company's operations and business strategy is its ability to provide customers with competitively priced bundled products and services that address customer specific energy and risk management needs. Many of these customized products and services are not exchange traded. In addition, the availability of reliable market quotations in certain regions and for certain commodities is limited as a result of liquidity and other factors. As a result, the Company uses a combination of market quotations, derivatives of market quotations and proprietary models to periodically value its portfolio as required by generally accepted accounting principles. Market quotations are validated against broker quotes, regulated exchanges or third-party information. Derivatives of market quotations use validated market quotes, such as actively traded natural gas or power prices, as key inputs in determining market valuations.

   In certain markets or for certain products, market quotes or derivatives of market quotes are not available or are not considered appropriate valuation techniques as a result of the newness of markets or products, a lack of liquidity in such markets or products or other factors. However, under generally accepted accounting principles, estimating the value of these types of contracts is required. Consequently, prior to the third quarter 2001, the Company used models principally derived from market research to estimate forward price curves for valuing positions in these markets. Dynegy models generate pricing estimates primarily for regional power markets in the United States and Europe. Price curves are derived by incorporating a number of factors, including broker quotes, near-term market indicators and a proprietary model based on a required rate of return on investment in new generation facilities. The Company believes that new generation needs in the United States and Europe primarily will be met through the construction of new gas-fired generation. Power prices, over the long term, will thus reflect the cost of building new gas fired generation, the cost of natural gas fuel and a cost of capital return on new construction investment. While the Company believes its pricing model is based on reasonable and sound assumptions, the application of forecasted pricing curves to contractual commitments may result in realized cash return on these commitments that vary significantly, either positively or negatively, from the estimated values.

   The Company has reviewed the applicability of the methodology utilized to estimate forward power curves based on the increasing term length of contractual arrangements within its U.S. power portfolio. Based on this assessment, the Company corrected its methodology utilized to estimate forward U.S. power curves effective for the third quarter 2001. The corrected power curve methodology incorporates forward energy prices derived from broker quotes and values from executed transactions to develop mathematical forward price curves for periods where broker quotes and transaction data cannot be obtained. Please read "Explanatory Note--Restatements" to the accompanying Consolidated Financial Statements for further discussion of this correction in methodology. The Company continues to apply its previous modeling methodology to its European power portfolio because of the lack of liquidity in that market.

Risk-Management Asset and Liability Disclosures

   The following chart depicts the mark-to-market value and cash flow components of the Company's net risk management assets and liabilities at December 31, 2001:

Net Risk-Management Asset and Liability Disclosures

                                                        At December 31, 2001
Risk-Management Assets and Liabilities/(1)/: ------------------------------------------
                                             Total  2002 2003 2004 2005 2006 Thereafter
($ in Millions)                              ------ ---- ---- ---- ---- ---- ----------
           Mark-to-Market/(2)/.............. $  906 $581 $113 $ 70 $21  $30     $ 91
           Cash Flow........................  1,304  646  154  112  53   58      281

--------
/(1)/ The table reflects the fair value of the Company's risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. The cash flow value reflects anticipated undiscounted cash inflows and outflows by contract based on tenor of individual contract position and have not been adjusted for counterparty credit or other reserves. These amounts exclude the fair value and cash flows associated with certain derivative instruments designated as hedges, which are included in other comprehensive income (a component of Stockholders' Equity).
/(2)/ The increase in the net value of the risk management assets and liabilities at December 31, 2001 from the previously reported amount of $678 million is primarily due to a $340 million increase as a result of the consolidation of ABG Gas Supply and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the correction to the forward power curve.

   The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above. Approximately 97 percent of the Company's net risk-management asset value at December 31, 2001 was determined by market quotations or validation against industry posted prices.

Net Fair Value of Marketing Portfolio/(4)/

                                Total 2002 2003  2004  2005  2006 Thereafter
          ($ in Millions)       ----- ---- ----  ----  ----  ---- ----------
    Market Quotations/(1)/..... $668  $581 $ 50  $ 23  $(21) $(8)    $43
                                ----  ---- ----  ----  ----  ---     ---
    Other External Sources/(2)/ $213  $ -- $ 75  $ 60  $ 47  $35     $(4)
                                ----  ---- ----  ----  ----  ---     ---
    Prices Based on Models/(3)/ $ 25  $ -- $(12) $(13) $ (5) $ 3     $52
                                ----  ---- ----  ----  ----  ---     ---

--------
/(1)/ Prices obtained from actively traded, liquid markets.
/(2)/ Mid-term prices validated against industry posted prices.
/(3)/ See previous discussion of the Company's use of long-term models.
/(4) /The increase in the net fair value of the marketing portfolio at December
     31, 2001 from the previously reported amount of $678 million is primarily due to a $340 million increase as a result of the consolidation of ABG Gas Supply and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the correction to the forward power curve.

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

   The modeling of the risk characteristics of the Company's marketing portfolio involves a number of assumptions and approximations. The Company estimates VaR using a JP Morgan RiskMetrics(TM) approach assuming a one-day holding period. Inputs for the VaR calculation are prices, positions, instrument valuations and the variance-covariance matrix. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.

   The Company uses historical data to estimate the Company's VaR and, to better reflect current asset and liability volatilities, these historical data are weighted to give greater importance to more recent observations. Given its reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR should be evaluated in light of this and the methodology's other limitations.

   VaR represents the potential loss in value of the Company's enterprise-wide marketing portfolio due to adverse market movements over a defined time horizon within a specified confidence level. For the VaR numbers reported below, a one-day time horizon and a 95% confidence level were used. This means that there is a one in 20 statistical chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. Thus, a change in portfolio value greater than the expected change in portfolio value on a single trading day would be anticipated to occur, on average, about once a month. Gains or losses on a single day can exceed reported VaR by significant amounts. Gains or losses can also accumulate over a longer time horizon such as a number of consecutive trading days.

   In addition, the Company has provided its VaR using a one-day time horizon and a 99% confidence level. The purpose of this disclosure is to provide an indication of earnings volatility using a higher confidence level. Under this presentation, there is one in one hundred chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. The Company has also disclosed an average VaR for the year and a two-year comparison of daily and average VaR in order to provide context around the one-day amounts.

   The following table sets forth the aggregate daily VaR of the Company's marketing portfolio:

Daily and Average VaR for Marketing Portfolio

                                                                  At December 31,
                                                                  ---------------
                                                                  2001    2000
     ($ in millions)                                              ----    ----
     One Day VaR--95% Confidence Level........................... $17     $10
                                                                  ---     ---
     One Day VaR--99% Confidence Level........................... $24     $14
                                                                  ---     ---
     Average VaR for Past Twelve Months--95% Confidence Level (1) $12     $11
                                                                  ---     ---

(1) Amounts have not been updated for the restatement items discussed in the Explanatory Note--Restatements to the accompanying Consolidated Financial Statements as such amounts cannot be retroactively recalculated.

   The following table provides a rolling daily and average VaR for the Company's marketing portfolio over the past two years:

                   [GRAPHIC DEPICTING DAILY AND AVERAGE VAR]

   As the graph above illustrates, the growth in one day VaR from 2000 to 2001 is representative of the Company's growth in business and higher market volatility in the 2001 period.

Credit Risk

   Credit risk represents the loss that the Company would incur if a counterparty fails to perform under its contractual obligations. To reduce the Company's credit exposure, the Company seeks to enter into netting agreements with counterparties that permit the Company to offset receivables and payables with such counterparties. The Company attempts to further reduce credit risk with certain counterparties by entering into agreements that enable the Company to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. The Company may, at times, use credit derivatives or other structures and techniques to provide for third-party guarantees of the Company's counterparty's obligations.

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

   The following table displays the value of the Company's marketing portfolio, inclusive of hedging activities, at December 31, 2001:

                                                         Below
                                                       Investment
                                          Investment  Grade Credit
                                         Grade Credit  Quality or
                                           Quality      Unrated     Total
                                         ------------ ------------ ------
                                                  ($ in millions)
     Utilities and power generators.....     $474         $(27)    $  447
     Financial institutions.............      (98)           1        (97)
     Oil and gas producers..............      129          123        252
     Commercial and industrial companies      400           94        494
     Other..............................       52            6         58
                                             ----         ----     ------
     Value of portfolio before reserves.     $957         $197      1,154
                                             ====         ====     ======
     Credit and market reserves.........                             (248)
                                                                   ------
                                                                      906
     Other..............................                               34
                                                                   ------
     Net risk-management assets.........                           $  940
                                                                   ======

   The net risk management asset of $940 million is the aggregate of the following line items on the Consolidated Balance Sheet: Current Assets--Assets from risk-management activities, Other Assets--Assets from risk-management activities, Current Liabilities--Liabilities from risk-management activities and Other Liabilities--Liabilities from risk-management activities. The increase in the net risk-management assets at December 31, 2001 from the previously reported amount of $717 million is primarily due to a $340 million increase as a result of the consolidation of ABG Gas Supply and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the adjustments to the forward power curves.

Interest Rate Risk

   Interest rate risk results from variable rate debt obligations and from providing risk-management services to customers, since changing interest rates impact the discounted value of future cash flows used to value risk-management assets and liabilities. Management continually monitors its exposure to fluctuations in interest rates and may execute swaps or other financial instruments to hedge and mitigate this exposure.

   Marketing portfolio. The following table sets forth the daily and average VaR associated with the interest rate component of the marketing portfolio. The Company seeks to manage its interest rate exposure through application of various hedging strategies. Hedging instruments executed to mitigate such interest rate exposure in the marketing portfolio are included in the VaR as of December 31, 2001 reflected in the table below.

Daily and Average VaR on Interest Component of Marketing Portfolio

                                                               At December 31,
                                                               ---------------
                                                               ($ in millions)
  2001
  One Day VaR--95% Confidence Level...........................      $0.1
                                                                    ====
  Average VaR for Past Twelve Months--95% Confidence Level (1)      $1.6
                                                                    ====

--------
(1) Amounts have not been updated for the restatement items discussed in the Explanatory Note to the accompanying Consolidated Financial Statements as such amounts cannot be retroactively recalculated.

   Variable Rate Financial Obligations. Based on sensitivity analysis as of December 31, 2001, it is estimated that one percentage point interest rate movement in the average market interest rates (either higher or (lower)) in 2002 would decrease (increase) income before taxes by approximately $25 million. This amount was determined based on hypothetical interest rate movement on the Company's variable rate financial obligations as of December 31, 2001. Since December 31, 2001, the Company has entered into approximately $2.0 billion of interest rate swaps and increased the ratio of fixed interest obligations to total financial obligations through the acquisition of Northern Natural and the sale of $500 million of fixed rate debt in February 2002. Considering these events, the sensitivity at December 31, 2001 would have been reduced from $25 million to $17 million.

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

   The following table sets forth the daily and average Foreign Currency Exchange VaR:

Daily and Average Foreign Currency Exchange VaR

                                                             At December 31,
                                                                  2001
                                                             ---------------
                                                             ($ in millions)
    One Day VaR--95% Confidence Level.......................      $0.6
                                                                  ====
    Average VaR for Past Twelve Months--95% Confidence Level      $1.1
                                                                  ====

Derivative Contracts

   The absolute notional contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows:

Absolute Notional Contract Amounts

                                                                         December 31,
                                                                   ------------------------
                                                                    2001     2000    1999
                                                                   ------- -------- -------
Natural Gas (Trillion Cubic Feet).................................  12.044    7.709   5.702
Electricity (Million Megawatt Hours)..............................  79.931  162.321  42.949
Natural Gas Liquids (Million Barrels).............................   5.655    6.410  19.902
Weather Derivatives (in thousands of $/ Degree Day)...............     190      385      --
Crude Oil (Million Barrels).......................................      --       --  35.554
Coal (Millions of Tons)...........................................    18.5     17.3      --
Fair Value Hedge Interest Rate Swaps (in Millions of U.S. Dollars) $   206 $     -- $    37
   Fixed Interest Rate Received on Swaps (Percent)................   5.284       --   8.210
Cash Flow Hedge Interest Rate Swaps (in millions of U.S. Dollars). $   100 $     -- $    --
   Fixed Interest Rate Paid on Swaps (Percent)....................   4.397       --      --
Interest Rate Risk-Management Contract............................ $   503 $     -- $    --
   Fixed Interest Rate Paid (Percent).............................   6.151       --      --
Interest Rate Risk-Management Contract............................ $   100 $     -- $    --
   Fixed Interest Rate Received (Percent).........................   4.370       --      --
U.K. Pound Sterling (in millions of U.S. Dollars)................. $   595 $     -- $    86
Average U.K. Pound Sterling Contract Rate (in U.S. Dollars)....... $1.4125 $     -- $1.6191
Euro Dollars (in millions of U.S. Dollars)........................ $    -- $     -- $    --
Average Euro Dollar Contract Rate (in U.S. Dollars)............... $    -- $     -- $    --
Canadian Dollar (in millions of U.S. Dollars)..................... $    -- $     -- $   289
Average Canadian Dollar Contract Rate (in U.S. Dollars)........... $    -- $     -- $0.6775

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

  .   Expectations regarding capital expenditures, dividends and other matters;

  . Pending or recent acquisitions such as the Northern Natural and BG Storage Limited acquisitions, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;

  . Expectations regarding transaction volume and liquidity in wholesale energy markets in the North America and Europe;

  . The Company's beliefs and assumptions relating to trade credit in the wholesale energy market and its liquidity position, including its ability to meet its obligations in the event of a downgrade in its credit ratings;

  . The Company's ability to execute additional capital enhancing transactions such as asset sales, joint ventures or financings to enhance its liquidity position;

  . The Company's ability to refinance its bank credit facilities in the ordinary course of business and to satisfy debt service and other obligations as they become due;

  . Beliefs or assumptions about the outlook for deregulation of retail and wholesale energy markets in North America and Europe and anticipated business developments in such markets;

  . The Company's ability to effectively compete for market share with industry participants;

  . Beliefs about the outcome of legal and administrative proceedings, including matters involving Enron, the California power market and environmental matters; and

  . The expected commencement date for commercial operations for new power plants.

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

  . The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, and Dynegy's financial condition, including Dynegy's ability to maintain its investment grade credit ratings;

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

  . The cost of borrowing, availability of trade credit and other factors affecting Dynegy's financing activities;

  . The direct or indirect effects on our business of a lowering of our credit rating (or actions we may take in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our counterparties, refusal by our counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms favorable to us;

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and financial statement schedule of the Company are set forth at pages F-1 through F-54 inclusive, found at the end of this report, and are incorporated herein by reference.

                             DYNEGY HOLDINGS INC.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON 8-K

(a) The following documents, which have been filed by the Company with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this report:

    1. Financial Statements--Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8. of this Form 10-K/A.

    2. Financial Statement Schedules--Financial Statement Schedules are incorporated under Item 8. of this Form 10-K/A.

    3. Exhibits--The following instruments and documents are included as exhibits to this Form 10-K/A. All management contracts or compensation plans or arrangements set forth in such list are marked with a ++.

Exhibit
Number                                              Description
-------                                             -----------

  3.1   Restated Certificate of Incorporation of Dynegy Holdings Inc. (incorporated by reference to
          Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of
          Dynegy Holdings Inc., File No. 0-29311).

  3.2   Amended and Restated Bylaws of Dynegy Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy
          Holdings Inc., File No. 0-29311).

  4.1   Indenture, dated as of December 11, 1995, by and among NGC Corporation, the Subsidiary
          Guarantors named therein and the First National Bank of Chicago, as Trustee (incorporated by reference to exhibits to the Registration Statement on Form S-3 of NGC Corporation, Registration
          No. 33-97368).

  4.2   First Supplemental Indenture, dated as of August 31, 1996, by and among NGC Corporation, the
          Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended
          September 30, 1996 of NGC Corporation, File No. 1-11156).

  4.3   Second Supplemental Indenture, dated as of October 11, 1996, by and among NGC Corporation, the
          Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended
          September 30, 1996 of NGC Corporation, File No. 1-11156).

  4.4   Subordinated Debenture Indenture between NGC Corporation and The First National Bank of
          Chicago, as Debenture Trustee, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 of NGC
          Corporation, File No. 1-11156).

  4.5   Amended and Restated Declaration of Trust among NGC Corporation, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form
          10-Q for the Quarterly Period Ended June 30, 1997 of NGC Corporation, File No. 1-11156).

                             DYNEGY HOLDINGS INC.

                                    PART IV

Exhibit
Number                                               Description
-------                                              -----------

  4.6   Series A Capital Securities Guarantee executed by NGC Corporation and The First National Bank of
          Chicago, as Guarantee Trustee, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.9 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 of NGC
          Corporation, File No. 1-11156).

  4.7   Common Securities Guarantee of NGC Corporation dated as of May 28, 1997 (incorporated by reference to Exhibit 4.10 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended
          June 30, 1997 of NGC Corporation, File No. 1-11156).

  4.8   Registration Rights Agreement, dated as of May 28, 1997, among NGC Corporation, NGC
          Corporation Capital Trust I, Lehman Brothers, Salomon Brothers Inc. and Smith Barney Inc.
          (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the Quarterly
          Period Ended June 30, 1997 of NGC Corporation, File No. 1-11156).

  4.9   Fourth Supplemental Indenture among NGC Corporation, Destec Energy, Inc. and The First National
          Bank of Chicago, as Trustee, dated as of June 30, 1997, supplementing and amending the
          Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit 4.12 to the
          Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997 of NGC
          Corporation, File No. 1-11156).

 4.10   Fifth Supplemental Indenture among NGC Corporation, The Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of September 30, 1997, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K for the Fiscal Year Ended December
          31, 1997 of NGC Corporation, File No. 1-11156).

 4.11   Sixth Supplemental Indenture among NGC Corporation, The Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of January 5, 1998, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit
          4.19 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997 of NGC
          Corporation, File No. 1-11156).

 4.12   Seventh Supplemental Indenture among NGC Corporation, The Subsidiary Guarantors named therein and The First National Bank of Chicago, as Trustee, dated as of February 20, 1998, supplementing and amending the Indenture dated as of December 11, 1995 (incorporated by reference to Exhibit
          4.20 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997 of NGC
          Corporation, File No. 1-11156).

 4.13   Indenture, dated as of September 26, 1996, restated as of March 23, 1998, and amended and restated
          as of March 14, 2001, between Dynegy Holdings Inc. and Bank One Trust Company, National
          Association, as Trustee (incorporated by reference to Exhibit 4.17 to the Annual Report on Form
          10-K for the Fiscal Year Ended December 31, 2000 of Dynegy Holdings Inc., File No. 0-29311).

        There have not been filed or incorporated as exhibits to this Form 10-K other debt instruments defining the rights of holders of long-term debt of Dynegy and its subsidiaries, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of Dynegy and its subsidiaries. Dynegy hereby agrees to furnish a copy of any such instrument not previously filed to the SEC upon request.

 10.1   Dynegy Inc. Amended and Restated 1991 Stock Option Plan (incorporated by reference to Exhibit
          10.3 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy
          Inc., File No. 1-11156).++

                             DYNEGY HOLDINGS INC.

                                    PART IV

Exhibit
Number                                              Description
-------                                             -----------

  10.2  Dynegy Inc. 1998 U.K. Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Annual
          Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy Inc., File No. 1-
          11156).++

  10.3  Dynegy Inc. Amended and Restated Employee Equity Option Plan (incorporated by reference to
          Exhibit 10.5 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of
          Dynegy Inc., File No. 1-11156).++

  10.4  Dynegy Inc. 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the
          Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc., File
          No. 1-11156).++

  10.5  Dynegy Inc. 2000 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the
          Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc., File
          No. 1-11156).++

  10.6  Dynegy Inc. 2001 Non-Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080).++

  10.7  Extant, Inc. Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration
          Statement on Form S-8 of Dynegy Inc., Registration No. 333-47422).++

  10.8  Employment Agreement, effective February 1, 2000, between Charles L. Watson and Dynegy Inc.
          (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the Fiscal Year
          Ended December 31, 1999 of Dynegy Inc., File No. 1-11156).++

  10.9  Employment Agreement, effective February 1, 2000, between Stephen W. Bergstrom and Dynegy
          Inc. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the Fiscal
          Year Ended December 31, 1999 of Dynegy Inc., File No. 1-11156).++

 10.10  Employment Agreement, effective February 1, 2000, between Robert D. Doty, Jr. and Dynegy Inc.
          (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the Fiscal Year
          Ended December 31, 2000 of Dynegy Inc., File No. 1-15659).++

 10.11  Employment Agreement, effective February 1, 2000, between Kenneth E. Randolph and Dynegy Inc.
          (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the Fiscal Year
          Ended December 31, 1999 of Dynegy Inc., File No. 1-11156).++

 10.12  Employment Agreement, effective as of February 1, 2000, between R. Blake Young and Dynegy Inc.
          (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the Fiscal Year
          Ended December 31, 2000 of Dynegy Inc., File No. 1-15659).++

 10.13  Employment Agreement, effective February 1, 2000, between Matthew K. Schatzman and Dynegy
          Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the
          Quarterly Period Ended March 31, 2000 of Dynegy Inc., File No. 1-15659).++

 10.14  Dynegy Inc. Deferred Compensation Plan for Certain Directors (incorporated by reference to Exhibit
          10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000 of
          Dynegy Inc., File No. 1-15659).++

 10.15  Dynegy Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Dynegy Inc.,
          Registration No. 383-76570).++

 10.16  Dynegy Inc. 401(k) Savings Plan Trust Agreement (incorporated by reference to Exhibit 10.2 to the
          Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76570).++

                             DYNEGY HOLDINGS INC.

                                    PART IV

Exhibit
Number                                              Description
-------                                             -----------

  10.17 Dynegy Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to the
          Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080).++

  10.18 Dynegy Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080).++

+ 10.19 Dynegy Inc. Short-Term Executive Stock Purchase Loan Program.++

  10.20 Lease Agreement entered into on June 12, 1996 between Metropolitan Life Insurance Company and
          Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant
          (incorporated by reference to exhibits to the Registration Statement on Form S-4 of Midstream
          Combination Corp., Registration No. 333-09419).

  10.21 First Amendment to Lease Agreement entered into on June 12, 1996 between Metropolitan Life
          Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC
          Corporation, as tenant (incorporated by reference to exhibits to the Registration Statement on
          Form S-4 of Midstream Combination Corp., Registration No. 333-09419).

  10.22 Contribution and Assumption Agreement, dated as of August 31, 1996, among Chevron U.S.A. Inc.,
          Chevron Pipe Line Company, Chevron Chemical Company and Midstream Combination Corp.
          (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly
          Period Ended September 30, 1996 of NGC Corporation, File No. 1-11156).

  10.23 Master Alliance Agreement, dated as of September 1, 1996, among Chevron U.S.A. Inc., Chevron
          Chemical Company, Chevron Pipe Line Company, and other Chevron U.S.A. Inc. affiliates, NGC
          Corporation, Natural Gas Clearinghouse, Warren Petroleum Company, Limited Partnership,
          Electric Clearinghouse, Inc. and other NGC Corporation affiliates (incorporated by reference to
          Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
          1996 of NGC Corporation, File No. 1-11156).

 *10.24 Natural Gas Purchase and Sale Agreement, dated as of August 30, 1996, between Chevron U.S.A.
          Inc. and Natural Gas Clearinghouse (incorporated by reference to Exhibit 10.6 to the Quarterly
          Report on Form 10-Q for the Quarterly Period Ended September 30, 1996 of NGC Corporation,
          File No. 1-11156).

 *10.25 Master Natural Gas Liquids Purchase Agreement, dated as of September 1, 1996, between Warren
          Petroleum Company, Limited Partnership and Chevron U.S.A. Inc. (incorporated by reference to
          Exhibit 10.8 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30,
          1996 of NGC Corporation, File No. 1-11156).

  10.26 Shareholder Agreement of Energy Convergence Holding Company with Chevron U.S.A. Inc.
          (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Dynegy Inc., File
          No. 1-11156, dated June 14, 1999).

  10.27 Dynegy Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on
          Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy Inc., File No. 1-11156).++

  10.28 Subscription Agreement dated as of November 9, 2001 by and among Enron Corp., Northern
          National Gas Company and Dynegy Inc. (incorporated by reference to Exhibit 10.3 to the Current
          Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).

  10.29 Option Agreement dated as of November 9, 2001 by and among CGNN Holding Company, Inc.,
          MCTJ Holding Co. LLC, Enron Corp., Dynegy Holdings Inc. and, solely for the provisions of
          Section 5.1 thereof, Dynegy Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).

                             DYNEGY HOLDINGS INC.

                                    PART IV

Exhibit
Number                                              Description
-------                                             -----------
  10.30 Amendment to Option Agreement among CGNN Holding Company, Inc., MCTJ Holding Co. LLC,
          Enron Corp., Dynegy Holdings Inc. and Dynegy Inc. dated as of November 19 2001
          (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc.,
          File No. 1-15659, dated November 19, 2001).
  10.31 Purchase Option Agreement dated as of November 9, 2001 by and among CGNN Holding
          Company, Inc., MCTJ Holding Co. LLC, Northern Natural Gas Company, Enron Corp., Dynegy
          Holdings Inc. and Dynegy Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).
  10.32 Amendment to Purchase Option Agreement among CGNN Holding Company, Inc., MCTJ Holding
          Co. LLC, Northern Natural Gas Company, Enron Corp., Dynegy Holdings Inc. and Dynegy Inc.
          dated as of November 19, 2001 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated November 19, 2001).
  10.33 Certificate of Designations of Series A Preferred Stock of Northern National Gas Company
          (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc.,
          File No. 1-15659, dated November 9, 2001).
  10.34 Certificate of Correction of Certificate of Designations of Series A Preferred Stock of Northern
          National Gas Company (incorporated by reference to Exhibit 99.3 to the Current Report on Form
          8-K of Dynegy Inc., File No. 1-15659, dated November 9, 2001).
  10.35 Settlement Agreement among Dynegy Inc., Dynegy Holdings Inc., CGNN Holding Company, Inc.
          and MCTJ Holding Co. LLC dated as of January 3, 2002 (incorporated by reference to Exhibit
          99.1 to the Current Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated January 3,
          2002).
  10.36 Agreement among Dynegy Inc., Dynegy Holdings Inc., Enron Corp. and Enron Transportation
          Services Co. dated as of January 3, 2002 (incorporated by reference to Exhibit 99.2 to the Current
          Report on Form 8-K of Dynegy Inc., File No. 1-15659, dated January 3, 2002).
+  21.1 Subsidiaries of the Registrant.
+ +23.1 Consent of PricewaterhouseCoopers LLP.
 **99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 **99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
+  Previously filed.
++ Filed herewith.
* Exhibit omits certain information, which has been filed separately with the SEC pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
** Furnished herewith.
(b) Reports on Form 8-K of Dynegy Holdings Inc. for the fourth quarter of 2001.

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

                         DYNEGY HOLDINGS INC.

Date: April 15, 2003     By:                /s/  NICK J. CARUSO
                             -------------------------------
                             Nick J. Caruso, Executive Vice President and
                                       Chief Financial Officer

                           SECTION 302 CERTIFICATION

   I, Bruce A. Williamson, certify that:

      1. I have reviewed this Amendment No. 1 to the 2001 Annual Report on Form 10-K of Dynegy Holdings Inc. ("Amendment No. 1");

      2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1; and

      3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of Dynegy Holdings Inc. as of, and for, the periods presented in this Amendment No. 1.

                                       /s/  Bruce A. Williamson
Date:  April 15, 2003            -------------------------------------
                                          Bruce A. Williamson
                                 President and Chief Executive Officer

                           SECTION 302 CERTIFICATION

   I, Nick J. Caruso, certify that:

    1. I have reviewed this Amendment No. 1 to the 2001 Annual Report on Form 10-K of Dynegy Holdings Inc. ("Amendment No. 1");

    2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1; and

    3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of Dynegy Holdings Inc. as of, and for, the periods presented in this Amendment No. 1.

                                     /s/  Nick J. Caruso
Date:  April 15, 2003            ----------------------------
                                        Nick J. Caruso
                                 Executive Vice President and
                                   Chief Financial Officer

                             DYNEGY HOLDINGS INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
                                                -                                                 ----

Consolidated Financial Statements (Restated)

Report of Independent Accountants................................................................ F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000..................................... F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999....... F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999....... F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001,
2000 and 1999.................................................................................... F-6

Notes to Consolidated Financial Statements....................................................... F-7

Financial Statement Schedule (Restated)

Valuation and Qualifying Accounts................................................................ F-54

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Dynegy Holdings Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dynegy Holdings Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and this financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 11, the Company is the subject of substantial litigation. The Company's ongoing liquidity, financial position and operating results may be adversely impacted by the nature, timing and amount of the resolution of such litigation. The consolidated financial statements do not include any adjustments, beyond existing accruals applicable under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," that might result from the ultimate resolution of such matters.

   As discussed in the Explanatory Note--Restatements, the consolidated financial statements, which were originally audited by other independent accountants who have ceased operations, include restatements of the Company's previously filed consolidated financial statements at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001. As disclosed in the Explanatory Note--Restatements, the Company has reduced its retained earnings at December 31, 1998 from amounts previously reported on by other independent accountants in the amount of $55 million.

   As discussed in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001.

PricewaterhouseCoopers LLP
Houston, Texas
April 9, 2003

                             DYNEGY HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (RESTATED)

                      See Explanatory Note--Restatements

                                                                                             December 31, December 31,
                                                                                                 2001         2000
                                                                                             ------------ ------------
                                                                                                   (in millions)
ASSETS
Current Assets
Cash and cash equivalents...................................................................   $   144      $    32
Accounts receivable, net of allowance for doubtful accounts of $108 million and $63 million,
 respectively...............................................................................     2,969        4,782
Accounts receivable, affiliates.............................................................        37           50
Inventories.................................................................................       201          243
Assets from risk-management activities......................................................     3,945        5,222
Prepayments and other assets................................................................     1,373          108
                                                                                               -------      -------
       Total Current Assets.................................................................     8,669       10,437
                                                                                               -------      -------
Property, Plant and Equipment...............................................................     7,581        5,703
Less: accumulated depreciation..............................................................      (814)        (586)
                                                                                               -------      -------
                                                                                                 6,767        5,117
Other Assets
Investments in unconsolidated affiliates....................................................       803          695
Accounts receivable, affiliates.............................................................       185          141
Assets from risk-management activities......................................................     2,212        1,795
Intangible assets, net of amortization......................................................       773          751
Other assets................................................................................       269          110
                                                                                               -------      -------
       Total Assets.........................................................................   $19,678      $19,046
                                                                                               =======      =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable............................................................................   $ 3,091      $ 4,532
Accounts payable, affiliates................................................................        36           46
Accrued liabilities and other...............................................................     1,265          542
Liabilities from risk-management activities.................................................     3,347        4,709
Current portion of long-term debt...........................................................       256           --
                                                                                               -------      -------
       Total Current Liabilities............................................................     7,995        9,829
                                                                                               -------      -------
Long-Term Debt..............................................................................     2,707        1,635
Other Liabilities
Liabilities from risk-management activities.................................................     1,870        1,909
Deferred income taxes.......................................................................       585          114
Other long-term liabilities.................................................................       853          423
                                                                                               -------      -------
       Total Liabilities....................................................................    14,010       13,910
                                                                                               -------      -------
Minority Interest (Note 10).................................................................     1,003          977
Company Obligated Preferred Securities of Subsidiary Trust (Note 9).........................       200          200
Commitments and Contingencies (Note 11)
Stockholder's Equity
Additional paid-in capital..................................................................     2,392        2,336
Accumulated other comprehensive income (loss), net of tax...................................        10          (15)
Retained earnings...........................................................................     1,031          606
Stockholder's Equity........................................................................     1,032        1,032
                                                                                               -------      -------
       Total Stockholder's Equity...........................................................     4,465        3,959
                                                                                               -------      -------
Total Liabilities and Stockholder's Equity..................................................   $19,678      $19,046
                                                                                               =======      =======

                See Notes to Consolidated Financial Statements.

                             DYNEGY HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (RESTATED)

                      See Explanatory Note--Restatements

                                                                      Year Ended December 31,
                                                                     -------------------------
                                                                       2001     2000     1999
                                                                     -------  -------  -------
                                                                           (in millions)
Revenues............................................................ $41,250  $27,820  $15,410
Cost of sales (exclusive of depreciation shown below)...............  39,848   26,865   14,900
Depreciation and amortization expense...............................     300      240      115
Gain on asset sales.................................................     (35)    (131)     (50)
General and administrative expenses.................................     385      242      219
                                                                     -------  -------  -------
Operating income....................................................     752      604      226
Earnings of unconsolidated affiliates...............................     178      191       80
Other income........................................................      92       14       12
Interest expense....................................................    (143)     (96)     (78)
Other expenses......................................................     (33)     (30)     (15)
Minority interest expense...........................................     (93)     (54)     (11)
Accumulated distributions associated with trust preferred securities     (17)     (17)     (17)
                                                                     -------  -------  -------
Income before income taxes..........................................     736      612      197
Income tax provision................................................     313      214       60
                                                                     -------  -------  -------
Income from operations..............................................     423      398      137
Cumulative effect of change in accounting principle.................       2       --       --
                                                                     -------  -------  -------
NET INCOME.......................................................... $   425  $   398  $   137
                                                                     =======  =======  =======



                See Notes to Consolidated Financial Statements.

                             DYNEGY HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (RESTATED)

                      See Explanatory Note--Restatements

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                          2001     2000    1999
                                                                        -------  -------  -----
                                                                             (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................. $   425  $   398  $ 137
Items not affecting cash flows from operating activities:
   Depreciation, amortization, impairment and abandonment..............     294      204     93
   Earnings from unconsolidated investments, net of cash distributions.     (90)     (82)   (14)
   Risk-management activities..........................................      (9)    (145)  (174)
   Deferred income taxes...............................................     136      138     57
   Gain on asset sales, net............................................     (35)    (131)   (50)
   Reserve for doubtful accounts.......................................      56       38     --
   Income tax benefit from stock option exercise and other.............      58      115     16
Change in assets and liabilities resulting from operating activities:
   Accounts receivable.................................................   1,492   (4,908)  (428)
   Inventories.........................................................      18     (142)   (20)
   Prepayments and other assets........................................    (177)      29     51
   Accounts payable and accrued liabilities............................  (2,042)   4,851    404
Other, net.............................................................      50       43    (32)
                                                                        -------  -------  -----
Net cash provided by operating activities..............................     176      408     40
                                                                        -------  -------  -----
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...................................................  (1,987)    (854)  (437)
Investment in unconsolidated affiliates................................     (32)    (105)   (84)
Business acquisitions, net of cash acquired............................    (581)      --     --
Proceeds from asset sales..............................................   1,014      822     81
Affiliate transactions.................................................     421     (814)    --
Other investing, net...................................................    (176)      --     49
                                                                        -------  -------  -----
Net cash used in investing activities..................................  (1,341)    (951)  (391)
                                                                        -------  -------  -----
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings.....................................   1,091      508    469
Repayments of long-term borrowings.....................................    (233)     (89)   (44)
Net cash flow from commercial paper and money market lines of credit...     469     (696)   (42)
Proceeds from sale of capital stock, options and warrants..............      --       --     22
Dividends and other distributions, net.................................      --       --     (8)
Other financing, net...................................................     (27)     805      2
                                                                        -------  -------  -----
Net cash provided by financing activities..............................   1,300      528    399
                                                                        -------  -------  -----
Effect of exchange rates on cash.......................................     (23)     (29)    --
Net increase (decrease) in cash and cash equivalents...................     112      (44)    48
Cash and cash equivalents, beginning of year...........................      32       76     28
                                                                        -------  -------  -----
Cash and cash equivalents, end of year................................. $   144  $    32  $  76
                                                                        =======  =======  =====

                See Notes to Consolidated Financial Statements.

                             DYNEGY HOLDINGS INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                  (RESTATED)

                      See Explanatory Note--Restatements

                                      Preferred Stock Common Stock                           Treasury
                                      --------------  ------------  Paid In       Retained ------------  Stockholder's
                                      Shares  Amount  Shares Amount Capital Other Earnings Shares Amount    Equity      Total
                                      ------  ------  ------ ------ ------- ----- -------- ------ ------    ------      -----
                                                                          (in millions)
December 31, 1998....................    5     $ 75     211   $ 1   $  935  $ --   $   79    (2)   $(17)        --     $1,073
Comprehensive income:
   Net income........................   --       --      --    --       --    --      137    --      --         --        137
                                                                                                                       ------
Total comprehensive income...........                                                                                     137
Options exercised....................   --       --       5    --       22    --       --    --      --         --         22
Dividends and other distributions....   --       --      --    --       --    --       (8)   --      --         --         (8)
401(k) plan and profit sharing stock.   --       --       1    --       10    --       --    --      --         --         10
Options granted......................   --       --      --    --        6    --       --    --      --         --          6
                                        --     ----    ----   ---   ------  ----   ------    --    ----     ------     ------
December 31, 1999....................    5     $ 75     217   $ 1   $  973  $ --   $  208    (2)   $(17)        --     $1,240
Comprehensive income:
   Net income........................   --       --      --    --       --    --      398    --      --         --        398
   Other comprehensive loss, net of
    tax..............................   --       --      --    --       --   (15)      --    --      --         --        (15)
                                                                                                                       ------
Total comprehensive income...........                                                                                     383
Options exercised....................   --       --      --    --       73    --       --    --      --         --         73
401(k) plan and profit sharing stock.   --       --      --    --       12    --       --    --      --         --         12
Options granted......................   --       --      --    --       15    --       --    --      --         --         15
Transformation of former Dynegy Inc.
 to Dynegy Holdings Inc..............   (5)     (75)   (217)   (1)    (973)   --       --     2      17      1,032         --
Capital contribution.................   --       --      --    --    2,236    --       --    --      --         --      2,236
                                        --     ----    ----   ---   ------  ----   ------    --    ----     ------     ------
December 31, 2000....................   --     $ --      --   $--   $2,336  $(15)  $  606    --    $ --     $1,032     $3,959
Comprehensive income:
   Net income........................   --       --      --    --       --    --      425    --      --         --        425
   Other comprehensive loss, net of
    tax..............................   --       --      --    --       --    25       --    --      --         --         25
                                                                                                                       ------
Total comprehensive income...........                                                                                     450
Options exercised....................   --       --      --    --       32    --       --    --      --         --         32
401(k) plan and profit sharing stock.   --       --      --    --        6    --       --    --      --         --          6
Options granted......................   --       --      --    --        9    --       --    --      --         --          9
Capital contribution.................   --       --      --    --        9    --       --    --      --         --          9
                                        --     ----    ----   ---   ------  ----   ------    --    ----     ------     ------
December 31, 2001....................   --     $ --      --   $--   $2,392  $ 10   $1,031    --    $ --     $1,032     $4,465
                                        ==     ====    ====   ===   ======  ====   ======    ==    ====     ======     ======


                See Notes to Consolidated Financial Statements.

                             DYNEGY HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (RESTATED)

EXPLANATORY NOTE--RESTATEMENTS

   This Amendment No. 1 on Form 10-K/A includes restatements of the Company's consolidated financial statements for each of the three years in the period ended December 31, 2001. These restated financial statements contain corrections to the Company's 2001, 2000 and 1999 financial statements previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The restatements relate to the following items:

  .   the Project Alpha structured natural gas transaction,

  . a balance sheet reconciliation project relating principally to the Company's natural gas marketing business,

  . corrections to the Company's previous hedge accounting for certain contracts resulting in the Company accounting for these contracts pursuant to the mark-to-market method under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("Statement No. 133"); in addition, the Company determined that it had incorrectly accounted for certain derivative transactions prior to the adoption of Statement No. 133,

  . the restatement of the Company's forward power curve methodology to reflect forward power and market prices more closely,

  . the recognition of additional assets, accrued liabilities and debt associated with certain lease arrangements as well as depreciation and amortization expense for the related assets,

  . the recognition of an other-than-temporary decline in value of a technology investment in the third quarter of 2001 rather than the second quarter of 2002,

  .   corrections to our previous accounting for income taxes, and

  . other adjustments that arose during the re-audit of the Company's 1999-2001 financial statements.

   Quarterly information in this Explanatory Note is unaudited. Specifically, the restatements are as follows:

   Project Alpha. Dynegy entered into the Project Alpha structured natural gas transaction in April 2001. As described in a Current Report on Form 8-K dated April 25, 2002 (the "Alpha Form 8-K"), Dynegy restated the cash flow associated with the related gas supply contract as a financing activity in its Consolidated Statement of Cash Flows for 2001. The effect of this restatement was to reclassify approximately $290 million of previously disclosed 2001 operating cash flow to financing cash flow. Following the disclosure in the Alpha Form 8-K and in connection with a further review of Project Alpha, Arthur Andersen LLP ("Andersen") informed the Company that it could no longer support its tax opinion relating to the transaction. Andersen's change in position was based in part on its conclusion that the reclassification of cash flow from operations to cash flow from financing lessened the factual basis for the opinion. Dynegy's financial statement recognition of the tax benefit in 2001 was based principally on the Company's assessment of the relevant issues, as corroborated by Andersen's tax opinion. After the withdrawal of Andersen's tax opinion, management concluded that sufficient support to include the income tax benefit for financial statement presentation purposes no longer existed, the effect of which was a reversal of approximately $79 million of tax benefit previously recognized by the Company during the 2001 period. Andersen further advised the Company that its audit opinion relating to 2001 should no longer be relied upon as a result of the pending restatements relating to Project Alpha and such audit opinion has been withdrawn. Dynegy subsequently concluded that its 2001 restated consolidated financial statements would

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

include the consolidation of ABG Gas Supply, LLC ("ABG"), one of the entities formed in connection with the transaction. The consolidation of ABG is included herein based on compilations of financial information received from an agent of ABG's equity holders. The most significant impact of this consolidation is to increase Dynegy's consolidated indebtedness by approximately $280 million and to increase net risk management assets by $340 million, in each case at December 31, 2001. This $340 million increase reflects the recognition of ABG's net risk-management assets on Dynegy's Consolidated Balance Sheet.

   The table below reflects the quarterly and year-to-date impact of the Project Alpha restatements on net income as originally reported:

      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
2001   $--     $(27)      $(36)       $(16)     $(27)      $(63)       $(79)

   Balance Sheet Reconciliation Project. Dynegy originally recognized an after-tax charge of approximately $80 million ($124 million pre-tax) in the second quarter 2002 related to a balance sheet reconciliation project undertaken by the Company at the beginning of 2002. The charge related principally to the Company's natural gas marketing business and was associated with the process of reconciling accrued to actual results. Accrual accounting for natural gas marketing involves the estimation of gas volumes bought, sold, transported and stored, as well as the subsequent reconciliation from estimated to actual volumes. The Company has restated its financial statements to allocate this $80 million charge from the second quarter 2002 back to the periods in which the transactions giving rise to the charge originally occurred. The table below reflects the impact on net income of this restatement. The table below reflects revisions to the table originally included in the Company's Current Report on Form 8-K dated November 19, 2002. The effect of these revisions is to re-allocate the charge among the periods presented.

                                                               Six                 Twelve
                     Three    Three     Three        Three    Months               Months
                     Months  Months     Months      Months    Ended  Nine Months   Ended
                     Ended    Ended     Ended        Ended     June     Ended     December
                    March 31 June 30 September 30 December 31   30   September 30    31
         -          -------- ------- ------------ ----------- ------ ------------ --------
                                               ($ in millions)
1998 and prior.....                                                                 $(33)
1999...............   $(12)   $  3       $ 4         $  9      $(9)      $(5)          4
2000...............     (7)      3         1          (35)      (4)       (3)        (38)
2001...............     22     (18)       (4)         (26)       4        --         (26)
2002...............      4       9        --           --       13        13          13
                                                                                    ----
Total Re-allocation                                                                 $(80)
                                                                                    ====

   Corrected Hedge Accounting. The Company adopted Statement No. 133 effective January 1, 2001 and reflected certain contracts as cash flow hedges upon such adoption. Management has subsequently determined that following the initial adoption of Statement No. 133, the documentation of compliance requirements under the standard, particularly as it relates to documentation and the periodic assessment of hedge effectiveness, was inadequate to support the accounting method previously applied. In addition, the Company determined that it had incorrectly accounted for certain derivative transactions prior to the adoption of Statement No. 133. The resulting

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

restatement reflects the accounting for these contracts on a mark-to-market basis rather than on the deferred basis previously employed. The correction in the accounting method for these contracts increased previously reported 1999 net income by approximately $2 million, decreased previously reported 2000 net income by approximately $19 million and increased previously reported 2001 net income by approximately $45 million. This correction had no impact on previously reported cash flows from operations in any period.

   The table below reflects the impact of this restatement on net income as originally reported:

      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
1999   $ --    $ --       $ --        $  2      $ --       $ --        $  2
2000     19      14        (14)        (38)       33         19         (19)
2001     15     (12)         5          37         3          8          45

   Restated Forward Power Curve Methodology. The Company values substantially all of its natural gas marketing, power marketing and portions of its natural gas liquids marketing operations under a mark-to-market accounting methodology. The estimated fair value of the marketing and trading portfolio is computed by multiplying all existing positions in the portfolio by estimated prices, reduced by a LIBOR-based time value of money adjustment and deduction of reserves for credit, price and market liquidity risks. Dynegy uses a combination of market quotes, derivatives of market quotes and proprietary models to periodically value this portfolio as required by generally accepted accounting principles. Market quotes are used for near-term transactions, where such quotes are generally available; derivatives of market quotes are used for mid-term transactions, where broker quotes are only marginally available; and proprietary models are used for long-term transactions, where broker quotes or other objective pricing indicators typically are not available. Beginning in the third quarter 2001, the Company began to enter into longer-term power transactions in the United States with respect to which no broker quotes or other market data was available; consequently, the Company applied a proprietary model to estimate forward prices and, in turn, the fair market value of these longer-term power transactions.

   During January 2003, in connection with the re-audit of the Company's 1999-2001 financial statements and an assessment of various accounting policies, the Company reconsidered the model-based methodology used to value the portions of its power marketing and trading portfolio for which broker quotes were not available. Under the Company's prior methodology, forward curves used to calculate the value of its long-term U.S. power contracts were derived from a proprietary model based on a required rate of return on investments in new generation facilities. This methodology had been confirmed by the Company's former independent auditors prior to the withdrawal of their audit opinion for unrelated matters. The primary disadvantage of this methodology is that, in certain circumstances, it may not reflect true market prices in future years. After reconsidering the appropriateness of this methodology in light of changing industry circumstances, in late January 2003 the Company determined that, beginning with the third quarter 2001, its prior forward power curve methodology failed to appropriately reflect the value of its long-term power contracts.

   Upon making this determination, the Company corrected the forward power curve methodology it used to estimate the fair market value of its U.S. power marketing and trading portfolio. This corrected methodology

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

incorporates forward energy prices derived from broker quotes and values from executed transactions to estimate forward price curves for periods where broker quotes and transaction data cannot be obtained. Further, the Company determined that in order to adequately reflect its results, it was appropriate to restate its prior period financial statements, beginning with the third quarter 2001, to reflect the corrected methodology.

   This correction in the methodology resulted in a $94 million reduction to previously reported 2001 net income.

   The table below reflects the impact of this restatement on net income as originally reported:

      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
2001   $--      $--       $(25)       $(69)      $--       $(25)       $(94)

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


   Restated Lease Accounting. The Company previously accounted for seven generation lease arrangements as operating leases. Its previous accounting treatment of these lease arrangements, which was confirmed by the Company's former independent auditors prior to the withdrawal of their audit opinion for unrelated matters, reflected its belief that these arrangements satisfied the applicable generally accepted accounting principles ("GAAP") requirements so as to justify their treatment as operating leases. However, these requirements are very technical and subject to a high degree of interpretation. During the course of the re-audit of the Company's financial statements for 1999-2001, the Company analyzed its accounting for these arrangements and considered a variety of factors, including interpretations of the applicable GAAP requirements. Upon completion of this analysis and discussions with PricewaterhouseCoopers LLP, in January 2003, the Company determined it was necessary to correct its accounting for these lease arrangements to recognize on its balance sheet the related assets as of the inception of six of these arrangements. Although the Company previously amended the agreements relating to six generation lease arrangements so as to require them to be treated as capital leases in the second quarter 2002, the restatement of the accounting originally applied to these arrangement results in the recognition of the related assets as of an earlier date. Consequently, the Company's previously reported net income for 2001 is reduced by approximately $3 million, reflecting the recognition of depreciation and amortization expenses associated with the related assets. In addition, balance sheet amounts have been adjusted for this change in accounting as follows:

                                                    December 31
                                                ------------------
                                                 2001   2000  1999
                                                -----  -----  ----
                                                  ($ in millions)
             Property, plant and equipment, net $ 713  $ 326  $ 72
             Accrued liabilities and other.....  (447)   (68)   --
             Long-term debt....................  (342)  (261)  (72)

Please read Note 7--Debt for further discussion.

   The table below reflects the impact of this restatement on net income as originally reported:

      Three    Three     Three        Three      Six                  Twelve
      Months  Months     Months      Months    Months  Nine Months    Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
2001   $--      $--       $(1)         $(2)      $--       $(1)         $(3)

   Valuation of Technology Investment. We acquired the common stock of a technology investment in the second quarter 2000. In the second quarter 2002, after several quarters of declines in the market price of the investment, we determined that the decline in value was other-than-temporary. As such, we recognized a $12 million after-tax charge during the second quarter 2002. Upon further review, we determined that we incorrectly delayed recognition of the charge associated with this investment, as the decline in value through September 30, 2001 met the "other-than-temporary" threshold. Therefore, we have restated the financial statements to record the impairment in the third quarter 2001.

   The table below reflects the impact of this restatement on net income as originally reported:

      Three    Three     Three        Three      Six       Nine       Twelve
      Months  Months     Months      Months    Months     Months      Months
      Ended    Ended     Ended        Ended     Ended     Ended        Ended
     March 31 June 30 September 30 December 31 June 30 September 30 December 31
     -------- ------- ------------ ----------- ------- ------------ -----------
                                  ($ in millions)
2001   $--      $--       $(12)        $--       $--       $(12)       $(12)

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


   Correction for Income Taxes. During the course of the re-audit of our 1999-2001 financial statements, we determined that we made errors in accounting for certain tax matters. These errors related to book-tax basis differences that were reflected as permanent differences as opposed to temporary differences, the failure to record differences between the amounts recognized as income tax provision and the amounts actually reflected in the applicable income tax returns, adjustments related to book and tax-basis balance sheet reconciliations and changes in estimates of tax contingencies. We have restated our financial statements to correct these errors, resulting in additional deferred tax expense as further detailed below.

   The table below reflects the impact of these restatements on net income as originally reported:

                Three    Three     Three        Three      Six                  Twelve
                Months  Months     Months      Months    Months  Nine Months    Months
                Ended    Ended     Ended        Ended     Ended     Ended        Ended
               March 31 June 30 September 30 December 31 June 30 September 30 December 31
               -------- ------- ------------ ----------- ------- ------------ -----------
                                            ($ in millions)
1998 and prior                                                                   $(19)
1999..........   $ (2)    $--       $--          $--      $ (2)      $ (2)         (2)
2000..........     (7)     --        --            5        (7)        (7)         (2)
2001..........    (21)     --        --           (4)      (21)       (21)        (25)

   Other Adjustments Arising During the Re-Audit. The Company has restated its 1999-2001 financial statements to correct various errors in its historical financial statements that were discovered during the course of the re-audit. These restatements, which principally relate to the timing on which various transactions were recorded in the ordinary course of business, result in increases (reductions) to previously reported 1999, 2000 and 2001 net income of approximately $(19) million, $11 million and $(33) million, respectively. The $19 million reduction to previously reported 1999 net income primarily related to the following items: a purchase accounting adjustment relating to a prior acquisition, and adjustments impacting the timing on which certain items were previously recognized relating to inventory valuations, intercompany balances and the power marketing business.

   The table below reflects the impact of these restatements on net income as originally reported.

                Three    Three     Three        Three      Six                  Twelve
                Months  Months     Months      Months    Months  Nine Months    Months
                Ended    Ended     Ended        Ended     Ended     Ended        Ended
               March 31 June 30 September 30 December 31 June 30 September 30 December 31
               -------- ------- ------------ ----------- ------- ------------ -----------
                                            ($ in millions)
1998 and prior                                                                   $ (3)
1999..........   $ 15    $ (9)      $ (9)       $(16)     $  6       $ (3)        (19)
2000..........      7       3        (10)         11        10         --          11
2001..........    (21)    (47)        27           8       (68)       (41)        (33)

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


   The following table reconciles selected financial data as reported in various filings:

                                               Adjustment                         Adjustment
                               Form 10-K          and                                and         Form 10-K/A
                                 filed      Reclassification  Form 8-K filed   Reclassification     filed
                             March 22, 2002       (1)        November 19, 2002       (2)        April 15, 2003
                             -------------- ---------------- ----------------- ---------------- --------------
                                                              ($ in millions)
Selected Balance Sheet Data
December 31, 2001
   Current Assets...........    $ 9,227          $  451           $ 9,678          $(1,009)        $ 8,669
   Total Assets.............     19,659             876            20,535             (857)         19,678
   Current Liabilities......      8,122             643             8,765             (770)          7,995
   Total Liabilities........     13,684           1,017            14,701             (691)         14,010
   Stockholder's Equity.....      4,801            (151)            4,650             (185)          4,465

December 31, 2000
   Current Assets...........    $ 9,759          $  (32)          $ 9,727          $   710         $10,437
   Total Assets.............     17,805             (32)           17,773            1,273          19,046
   Current Liabilities......      8,877              55             8,932              897           9,829
   Total Liabilities........     12,557              23            12,580            1,330          13,910
   Stockholder's Equity.....      4,076             (55)            4,021              (62)          3,959

Results of Operations
Year ended December 31, 2001
   Net Income (Loss)........    $   652          $ (110)          $   542          $  (117)        $   425

Year ended December 31, 2000
   Net Income (Loss)........    $   446          $  (17)          $   429          $   (31)        $   398

Year ended December 31, 1999
   Net Income (Loss)........    $   152          $   (4)          $   148          $   (11)        $   137

Selected Cash Flow Data
Year ended December 31, 2001
   Operating Cash Flow......    $   452          $ (292)          $   160          $    16         $   176
   Investing Cash Flow......     (1,186)             --            (1,186)            (155)         (1,341)
   Financing Cash Flow......        846             292             1,138              162           1,300

Year ended December 31, 2000
   Operating Cash Flow......    $   364          $   --           $   364          $    44         $   408
   Investing Cash Flow......       (716)             --              (716)            (235)           (951)
   Financing Cash Flow......        339              --               339              189             528

Year ended December 31, 1999
   Operating Cash Flow......    $     9          $   --           $     9          $    31         $    40
   Investing Cash Flow......       (319)             --              (319)             (72)           (391)
   Financing Cash Flow......        327              --               327               72             399

--------
(1) This column includes increases to the December 31, 2001 balances of current assets, total assets, current liabilities and total liabilities of $237 million, $314 million, $314 million and $314 million, respectively, related to reclassifications to the December 31, 2001 balance sheet to conform to December 31, 2002 balance sheet classifications.

(2) This column includes increases (decreases) of the operating cash flow and investing cash flow data of $15 million and $8 million, respectively, for the year ended December 31, 2001 and $30 million and $(1) million, respectively, for the year ended December 31, 2000 to conform to cash flow classifications for the year ended December 31, 2002.

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


   PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER MARCH 22, 2002 (THE DATE ON WHICH DYNEGY FILED ITS 2001 FORM 10-K). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MARCH 22, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE NOTE 19--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

Note 1--ORGANIZATION AND OPERATIONS OF THE COMPANY

   Dynegy Holdings Inc. ("Dynegy" or the "Company") is an energy merchant. Through its global energy delivery network and marketing, logistics and risk-management capabilities, the Company provides innovative solutions to customers in North America, the United Kingdom and Continental Europe. The Company's businesses include power generation and wholesale and direct commercial and industrial marketing of power, natural gas, coal and other similar products. The Company is also engaged in the transportation, gathering and processing of natural gas liquids ("NGLs").

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

Note 2--ACCOUNTING POLICIES

   The accounting policies of Dynegy conform to accounting principles generally accepted in the United States. The more significant of such accounting policies are described below. The preparation of the consolidated financial statements in conformity with GAAP requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. Actual results could differ materially from those estimates.

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

   Investment in Unconsolidated Affiliates. Investments in affiliates in which the Company has a significant ownership interest, generally 20 percent to 50 percent, are accounted for by the equity method. Any excess of the

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

Company's investment in these entities over its equity in the underlying net assets of the affiliates is amortized over the estimated economic service lives of the underlying assets. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 discontinues the amortization of goodwill associated with equity investments. Other investments less than 20 percent owned with readily determinable fair value are considered available-for-sale and are recorded at quoted market value or at the lower of cost or net realizable value, if there is no readily determinable fair value. For securities with a readily determinable fair value, the change in the unrealized gain or loss, net of deferred income tax, is recorded as a separate component of other comprehensive income in the consolidated statement of stockholders' equity. Realized gains and losses on investment transactions are determined on the specific-identification basis.

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

   Inventories. Inventories consisted primarily of natural gas in storage of $9 million and $52 million, NGLs of $49 million and $129 million and coal of $62 million and $24 million at December 31, 2001 and 2000, respectively, and crude oil of $19 million at December 31, 2001. Such inventory is valued at the lower of weighted average cost or at market. Materials and supplies inventory of $62 million and $38 million at December 31, 2001 and 2000, respectively, is carried at the lower of cost or market using the specific-identification method.

   Property, Plant and Equipment. Property, plant and equipment, which consists principally of gas gathering, processing, fractionation, terminaling and storage facilities, natural gas transmission lines, pipelines and power generating facilities, is recorded at cost. Expenditures for major replacements, renewals, and major maintenance are capitalized. The Company considers major maintenance to be expenditures incurred on a cyclical basis in order to maintain and prolong the efficient operation of its assets. Expenditures for repairs and minor renewals to maintain facilities in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from three to 40 years. Composite depreciation rates are applied to functional groups of property having similar economic characteristics. The approximate depreciation rates are as follows:

          Asset Group                Range of Years Annual Percentage
          -----------                -------------- -----------------
          Gathering and Processing
            Systems                  10 to 25 years   4.0% to 10.0%
          Power Facilities           27 to 35 years   2.9% to 3.7%
          Transportation Equipment   10 to 25 years   4.0% to 10.0%
          Buildings and Improvements 10 to 40 years   2.5% to 10.0%
          Office and Miscellaneous
            Equipment                3 to 35 years    2.9% to 33.3%
          Storage Assets             14 to 30 years   3.3% to 7.1%

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


   Gains and losses are not recognized for retirements of property, plant and equipment subject to composite depreciation rates ("composite rate") until the asset group subject to the composite rate is retired. Gains and losses on the sale of individual assets are reflected in Loss (gain) on asset sales in the Consolidated Statements of Operations. Through the end of the period, the Company has reviewed the carrying value of its long-lived assets in accordance with provisions of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("Statement No. 121"). In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121 and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on the Company's financial position or results of operations.

   Environmental Costs and Other Contingencies. Environmental costs relating to operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefit. Liabilities are recorded when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and site-specific costs. Such liabilities may be recognized on a discounted basis if the amount and timing of anticipated expenditures for a site are fixed or reliably determinable; otherwise, such liabilities are recognized on an undiscounted basis. Environmental liabilities in connection with assets that are sold or closed are recognized upon such sale or closure, to the extent they are probable, can be estimated and have not previously been reserved. In assessing environmental liabilities, no offset is made for potential insurance recoveries. Recognition of any joint and several liability is based upon the Company's best estimate of its final pro rata share of such liability.

   Liabilities for other contingencies are recognized upon identification of an exposure, which when fully analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that such loss amount can be reasonably estimated. Costs to remedy such contingencies or other exposures are charged to a reserve, if one exists, or otherwise to current-period operations. When a range of probable loss exists, the Company accrues the lesser end of the range.

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

   Goodwill and Other Intangible Assets. Intangible assets, principally goodwill, have been amortized on a straight-line basis over their estimated useful lives of 25 to 40 years. However, during 2001, the FASB issued Statement No. 142 which discontinues goodwill amortization over its estimated useful life; rather, goodwill will be subject to at least an annual fair-value based impairment test. The Company is analyzing any impact the adoption of Statement No. 142 effective January 1, 2002 will have on its financial position and results of operations.

   Revenue Recognition. Dynegy utilizes two comprehensive accounting models in reporting its consolidated financial position and results of operations as required by generally accepted accounting principles -

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

an accrual model and a fair value model. Dynegy determines the appropriateness of application of one comprehensive accounting model over the other in accounting for its varied operations based on guidance provided in numerous accounting standards and positions adopted by the FASB or the Securities and Exchange Commission.

   The accrual model is used to account for the Company's physically owned asset businesses. Dynegy uses these physical assets in various manufacturing and delivery processes. These processes include the generation of electricity, the separation of natural gas liquids into their component parts from a stream of natural gas and the transportation or transmission of commodities through pipelines. End sales from these businesses result in physical delivery of commodities or services to Dynegy wholesale and commercial and industrial customers.

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

   The fair value model is used to account for certain forward physical and financial transactions in the WEN and DMS segments, which meet criteria defined by the FASB or the Emerging Issues Task Force. These criteria require these contracts to be related to future periods and contain fixed price and volume components and must have terms that require or permit net settlement of the contract in cash or its equivalent. As these transactions may be settled in cash, the value of the assets and liabilities associated with these transactions is reported at estimated settlement value based on current prices and rates as of each balance sheet date. The net gains or losses resulting from the revaluation of these contracts during the period are recognized in the Company's result of operations. Assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short-term or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statements of operations. Transactions that have been realized and settled are reflected gross in revenues and cost of sales.

   The Company routinely enters into financial instrument contracts to hedge purchase and sale commitments, fuel requirements and inventories in its NGLs, electricity and coal businesses in order to minimize the risk of changes in market prices in these commodities. Dynegy also monitors its exposure to fluctuations in interest rates and foreign currency exchange rates and may execute swaps, forward-exchange contracts or other financial instruments to manage these exposures. Gains and losses from hedging transactions are recognized in income in the periods for which the underlying commodity, interest rate or foreign currency transaction impacts earnings. If the underlying being hedged by the commodity, interest rate or foreign currency transaction is disposed of or otherwise terminated, the gain or loss associated with such contract is no longer deferred and is recognized in the period the underlying contract is eliminated.

   Income Taxes. The Company's parent files a consolidated United States federal income tax return and, for financial reporting purposes, provides income taxes for the difference in the tax and financial reporting bases of

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

its assets and liabilities in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

   We are included in the consolidated federal and state income tax returns filed by Dynegy Inc. Pursuant to tax allocation arrangements, we record a receivable in an amount equal to the tax benefits realized in Dynegy Inc.'s consolidated federal income tax return resulting from the utilization of our net operating losses and/or tax credits, or record a payable to Dynegy Inc. in an amount equal to the federal income tax computed on our separate company taxable income less the tax benefits associated with net operating losses and/or tax credits generated by us which are utilized in Dynegy Inc.'s consolidated federal income tax return.

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

   Employee Stock Options. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for Dynegy Inc.'s issuance of stock options to the Company's employees. Accordingly, compensation expense is not recognized for employee stock options unless the options were granted at an exercise price lower than the market value on the grant date. Dynegy Inc. has granted below-market options in the past and continues to recognize compensation expense over the applicable vesting periods. Stock options are no longer issued at less than market price. Additionally, in 2001, a charge of $1 million recognized in "General and Administrative Expenses" was incurred due to the extension of the exercise period of various stock options and the acceleration of vesting for various other stock options.

Note 3--COMMERCIAL OPERATIONS, RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

   Dynegy's operations and periodic returns are impacted by a myriad of risk factors, some of which may, and some of which may not, be mitigated by risk management methods. These risks include, but are not limited to, commodity price, interest rate and foreign exchange rate fluctuations, weather patterns, counterparty risk, management estimations, strategic investment decisions, changes in competition, operational risks, environmental risks and changes in regulation.

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

   Dynegy seeks to manage these market risks through diversification, controlling position sizes and executing hedging strategies. The ability to manage an exposure may, however, be limited by adverse changes in market liquidity or other factors. Dynegy cannot guarantee the ultimate effectiveness of its risk management activities.

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

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


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

   The modeling of the risk characteristics of Dynegy's marketing portfolio involves a number of assumptions and approximations. Dynegy estimates VaR using a JP Morgan RiskMetrics(TM) approach assuming a one-day holding period and a 95 percent confidence level. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.

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

   Credit and Market Reserves. In connection with the market valuation of its energy commodity contracts, the Company maintains certain reserves for a number of risks associated with these future commitments. Among

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

others, these include reserves for credit risks based on the financial condition of counterparties, reserves for price and product location ("basis") differentials and consideration of the time value of money for long-term contracts. Counterparties in its marketing portfolio consist principally of financial institutions, major energy companies and local distribution companies. The creditworthiness of these counterparties may impact overall exposure to credit risk, either positively or negatively. However, with regard to its counterparties Dynegy maintains credit policies that management believes minimize overall credit risk. Determination of the credit quality of its counterparties is based upon a number of factors, including credit ratings, financial condition, project economics and collateral requirements. When applicable, the Company employs standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.

   Based on these policies, its current exposures and its credit reserves, Dynegy does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance. As a result of Enron Corp.'s ("Enron") bankruptcy, the Company reserved an after-tax amount of $84 million in the fourth quarter of 2001 related to the Company's net exposure for commercial transactions with the bankrupt enterprise. The global netting agreement between Dynegy and Enron as well as the valuation of these commercial transactions covered by the agreement are subject to approval from the bankruptcy court.

   The following table displays the value of Dynegy's marketing transactions at December 31, 2001:

                                                        Below
                                          Investment  Investment
                                            Grade    Grade Credit
                                            Credit    Quality or
                                           Quality     Unrated     Total
                                          ---------- ------------ ------
                                                  ($ in millions)
      Utilities and power generators.....    $474        $(27)    $  447
      Financial institutions.............     (98)          1        (97)
      Oil and gas producers..............     129         123        252
      Commercial and industrial companies     400          94        494
      Other..............................      52           6         58
                                             ----        ----     ------
      Value of portfolio before reserves.    $957        $197     $1,154
                                             ====        ====     ======
      Credit and market reserves.........                           (248)
                                                                  ------
                                                                     906
      Other..............................                             34
                                                                  ------
      Net risk-management assets.........                         $  940
                                                                  ======

   The net risk management asset of $940 million is the aggregate of the following line items on the Consolidated Balance Sheet: Current Assets--Assets from risk-management activities, Other Assets--Assets from risk-management activities, Current Liabilities--Liabilities from risk-management activities and Other Liabilities--Liabilities from risk-management activities. The increase in the net risk management assets at December 31, 2001 from the previously reported amount of $717 million is primarily due to a $340 million increase from the consolidation of ABG, one of the entities formed in connection with Project Alpha, and a $40 million reclassification of inventory. These items are offset by a $149 million reduction resulting from the adjustment to the forward power curve.

   At December 31, 2001, the term of Dynegy's marketing portfolio extends to 2016 and the average remaining life of an individual transaction was five months.

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


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

   The Company recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in the Company's consolidated results on January 1, 2001. The amounts recorded, which are immaterial to net income and the Company's financial position, are as follows (in millions):

                                                       Other
                                             Net   Comprehensive
                                            Income    Income
                                            ------ -------------
                Adjustment to fair value of
                  derivatives..............  $ 3       $105
                Income tax effects.........   (1)       (44)
                                             ---       ----
                Total......................  $ 2       $ 61
                                             ===       ====

   Changes in stockholder's equity related to derivatives for the year ended December 31, 2001 were as follows, net of taxes (in millions):

               Transition adjustment as of January 1, 2001 $ 61
               Current period increase in fair value......    4
               Reclassifications to earnings, net.........  (57)
                                                           ----
               Balance at December 31, 2001............... $  8
                                                           ====

   Accumulated Other Comprehensive Loss, Net of Tax is included in
Stockholder's Equity on the Consolidated Balance Sheet as follows (in millions):

  Statement No. 133, Net................................................ $ 8
  Currency Translation Adjustment.......................................   4
  Unrealized Loss on Available-for-Sale Securities, Net.................  (2)
                                                                         ---
  Accumulated Other Comprehensive Loss, Net of Tax, at December 31, 2001 $10
                                                                         ===

   Additional disclosures required by Statement No. 133, as amended, are provided in the following paragraphs.

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


   From time to time, the Company may enter into various financial derivative instruments which qualify as cash flow hedges. Instruments related to its energy convergence and midstream liquids businesses are entered into for purposes of hedging forward fuel requirements for certain power generation and fractionation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. Interest rate swaps are used to convert the floating interest-rate component of certain obligations to fixed rates.

   The Company determined that its documentation and assessment of hedge effectiveness related to certain contracts entered into to hedge fuel requirements and power sales commitments was incomplete. As a result, the accounting for these contracts has been restated herein. Otherwise, during the year ended December 31, 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

   The balance in other comprehensive income at December 31, 2001 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of electricity or liquids, payments of interest and recognition of operating lease expense, as applicable to each type of hedge. Of this amount, approximately $4 million of income, net of taxes, is estimated to be reclassified into earnings over the year ending December 31, 2002. The actual amounts that will be reclassified to earnings over the next year and beyond could vary materially from this estimated amount as a result of changes in market conditions.

   The Company also enters into derivative instruments which qualify as fair-value hedges. The Company used interest rate-swaps to convert a portion of its nonprepayable fixed-rate debt into variable-rate debt. During the twelve months ended December 31, 2001, there was no ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness. Additionally, no amounts were recognized in relation to firm commitments that no longer qualified as fair-value hedge items.

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

                                  (RESTATED)


   The carrying values of current financial assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of the Company's other financial instruments were:

                                                                   December 31,
                                                          ------------------------------
                                                               2001            2000
                                                          --------------  --------------
                                                          Carrying Fair   Carrying Fair
                                                           Amount  Value   Amount  Value
                                                          -------- -----  -------- -----
                                                                 ($ in millions)
Commercial Paper.........................................      6       6     115     115
Revolving Credit Facilities..............................    600     600      --      --
Canadian Credit Agreement................................     40      40      59      59
Senior Notes, 6.75% through 8.125%, due 2002 through 2026  1,693   1,488   1,200   1,200
ABG Gas Supply...........................................    282     267      --      --
Preferred Securities of a Subsidiary Trust...............    200     159     200     189
Fair Value Hedge Interest Rate Swap......................     (7)     (7)     --      --
Cash Flow Hedge Interest Rate Swap.......................      1       1      --      --
Interest Rate Risk-Management Contracts..................      6       6      --      --
Commodity Risk-Management Contracts......................    293     293     924     922
Generation Facility Debt.................................    342     342     261     261

   The financial statement carrying amounts of the Company's credit agreement and variable-rate debt obligations were assumed to approximate fair value. The fair values of the Company's other long-term indebtedness, including the Preferred Securities of a Subsidiary Trust, were based on quoted market prices by financial institutions that actively trade these debt securities. The fair value of interest rate, foreign currency and commodity risk-management contracts were based upon the estimated consideration that would be received to terminate those contracts in a gain position and the estimated cost that would be incurred to terminate those contracts in a loss position. The investment in warrants is recorded at fair value estimated using the Black-Scholes valuation methodology.

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


   The absolute notional contract amounts associated with the derivative instruments designated as hedges were as follows:

                                                                        December 31,
                                                                        ------------
                                                                            2001
                                                                        ------------
Fair Value Hedge Interest Rate Swaps (In millions of U.S. Dollars).....   $   206
   Fixed Interest Rate Received on Swaps (Percent).....................     5.284
Cash Flow Hedge Interest Rate Swaps (In millions of U.S. Dollars)......   $   100
   Fixed Interest Rate Paid on Swaps (Percent).........................     4.397
U.K. Pound Sterling Net Investment Hedges (In millions of U.S. Dollars)   $   595
   Average U.K. Pound Sterling Contract Rate (U.S. Dollars)............   $1.4125

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


Note 4--CASH FLOW INFORMATION

   Detail of supplemental disclosures of cash flow and non-cash investing and financing information was:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        2001     2000   1999
                                                        -----    ----   ----
                                                       ($ in millions)
         Interest paid (net of amount capitalized).... $ 118     $103   $80
                                                        =====     ====  ===
         Taxes paid (net of refunds).................. $  87     $ 40   $ 2
                                                        =====     ====  ===
         Detail of business acquired:/(1)/
         Current assets and other..................... $  57     $ --   $--
         Fair value of non-current assets.............   801       --    --
         Liabilities assumed, including deferred taxes  (263)      --    --
         Subordinated capital assumed.................    --       --    --
         Capital stock issued and options exercised...    --       --    --
         Cash balance acquired........................   (14)      --    --
                                                        -----     ----  ---
         Cash paid, net of cash acquired.............. $ 581     $ --   $--
                                                        =====     ====  ===

--------
/(1)/ The business acquired in 2001 was BG Storage Limited ("BGSL"), a wholly owned subsidiary of BG Group plc. See Note 14 for more information regarding this acquisition.

Note 5--PROPERTY, PLANT AND EQUIPMENT

   Investments in property, plant and equipment consisted of:

                                                       December 31,
                                                      --------------
                                                       2001    2000
                                                      ------  ------
                                                      ($ in millions)
           Wholesale Energy Network:
              Generation assets...................... $4,740  $3,816
              Storage facilities (U.K.)..............    795      --
           Dynegy Midstream Services:
              Natural gas processing.................  1,000     934
              Fractionation..........................    200     198
              Liquids marketing......................    204     268
              Natural gas gathering and transmission.    225     193
              Crude oil..............................     --       9
           IT Systems and Other......................    417     285
                                                      ------  ------
                                                       7,581   5,703
           Less: accumulated depreciation............   (814)   (586)
                                                      ------  ------
                                                      $6,767  $5,117
                                                      ======  ======

   Interest capitalized related to costs of projects in process of development totaled $20 million, $31 million and $17 million for the years ended December 31, 2001, 2000 and 1999, respectively. In 2000, a $25 million impairment reserve was recorded related to Canadian gas processing assets.

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


   As a result of the changes in accounting for six generation lease arrangements, the Company recognized additional generation assets of $787 million. For further discussion of these adjustments, see the Explanatory Note.

Note 6--INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND NORTHERN NATURAL GAS
COMPANY

   Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from these affiliates is reflected in the Consolidated Statements of Operations as Equity in earnings of unconsolidated affiliates. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $755 million and $663 million at December 31, 2001 and 2000, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company. The Company holds investments in three joint ventures in which Chevron U.S.A. or its affiliates are investors. For additional information about these investments, please read "Note 16--Related Party Transactions."

   Generation Assets. Investments include ownership interests in seven joint ventures that own fossil fuel electric generation facilities in diverse geographic regions. The Company's ownership is generally 50 percent in the majority of these ventures. The Company's net investment of $609 million at December 31, 2001 represents approximately 2,200 MW of net generating capacity. At December 31, 2001, the Company's investment exceeded its equity in the underlying assets by approximately $143 million. Dynegy's most significant investment is comprised of its interest in West Coast Power, LLC ("West Coast Power"), a 50 percent owned venture with NRG, which totaled approximately $330 million at December 31, 2001 and generated equity earnings of $162 million in 2001.

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

   Summarized aggregate financial information for these investments and Dynegy's equity share thereof was:

                                               December 31,
                        -----------------------------------------------------------
                               2001              2000/(1)/           1999/(1)/
                        ------------------- ------------------- -------------------
                        Total  Equity Share Total  Equity Share Total  Equity Share
($ in millions)         ------ ------------ ------ ------------ ------ ------------
Current assets......... $1,098    $  488    $  887    $  345    $  525    $  184
Non-current assets.....  2,301     1,082     2,483     1,147     2,787     1,193
Current liabilities....    685       320       650       262       847       374
Non-current liabilities    644       322       910       444     1,183       487
Revenues...............  3,503     1,459     3,462     1,479     1,339       526
Operating margin.......    738       321       704       299       443       174
Net income.............    445       208       402       181       135        58

--------
/(1)/ The financial data for 2000 and 1999 are exclusive of amounts attributable to the Company's investment in Accord Energy Limited ("Accord") as data was unavailable for these periods. For competitive reasons, Accord

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

  was unwilling to provide the Company with detailed financial information concerning its operations. The Company contractually agreed not to require the production of such information in its negotiations with Accord. Dynegy's share of Accord earnings for each of the years ended December 31, 2000 and 1999 totaled $9 million and $21 million, respectively. The Company sold its investment in Accord in the third quarter of 2000.

   Other Investments. In addition to these equity investments, the Company holds interests in companies for which it does not have significant influence over the operations. These investments are accounted for by the cost method. Such investments totaled $39 million and $14 million at December 31, 2001 and 2000, respectively. The Company also owns securities that have a readily determinable fair market value and are considered available-for-sale. The market value of these investments at December 31, 2001 and 2000 was estimated to be $9 million and $17 million, respectively.

   In November 2001, Dynegy Inc. acquired 1,000 shares of Series A Preferred Stock ("Series A Preferred Stock") in Northern Natural Gas Company ("Northern Natural") for $1.5 billion. Concurrent with the investment in Northern Natural, the Company entered into an option agreement with a subsidiary of Enron that indirectly owned the common stock of Northern Natural, under which a Dynegy subsidiary had the option to purchase all of the equity of that Enron subsidiary. In connection with Dynegy Inc.'s termination of a merger agreement with Enron, the Company gave notice of its intention to exercise its option to purchase such equity. The exercise price for the option was $23 million subject to adjustment based on Northern Natural's indebtedness and for the amount of working capital at closing. Subsequent litigation relating to the option was settled by the parties on January 3, 2002 and the closing of the option exercise occurred on January 31, 2002. At January 31, 2002, Northern Natural had approximately $950 million of debt outstanding. Approximately $500 million of this debt is in the form of senior unsecured notes with maturities ranging from 2005 to 2011. The remaining $450 million is in the form of a secured line of credit due November 2002. Dynegy has agreed to commence a tender offer by April 1, 2002 for $100 million of the senior unsecured notes due in 2005. An Enron subsidiary has the option to reacquire Northern Natural through June 30, 2002 for $1.5 billion plus accrued and unpaid dividends on the Northern Natural Series A Preferred Stock and the option exercise price, subject to adjustments based on Northern Natural's indebtedness and working capital.

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


Note 7--DEBT

   Long-term debt outstanding consisted of the following at December 31:

                                                         2001    2000
                                                        ------  ------
                                                        ($ in millions)
          Long-Term Debt:
             Commercial Paper.......................... $    6  $  115
             Revolving Credit Facilities...............    600      --
             Canadian Credit Agreements................     40      59
             Senior Notes, 6.875% due 2002.............    200     200
             Senior Notes, 6.75% due 2005..............    150     150
             Senior Notes, 8.125% due 2005.............    300     300
             Senior Notes, 7.45% due 2006..............    200     200
             Senior Notes, 6.875% due 2011.............    493      --
             Senior Debentures, 7.125% due 2018........    175     175
             Senior Debentures, 7.625% due 2026........    175     175
             ABG Gas Supply............................    282      --
             Generation Facility Debt..................    342     261
                                                        ------  ------
                                                         2,963   1,635
                 Less: Amounts due within one year.....    256      --
                                                        ------  ------
          Total Long-Term Debt......................... $2,707  $1,635
                                                        ======  ======

   Aggregate maturities of the principal amounts of all long-term indebtedness are: 2002-$256 million; 2003-$64 million; 2004-$69 million; 2005-$524 million;
2006-$388 million and beyond $1,662 million.

   Commercial Paper, Money Market Lines of Credit and Extendible Floating Rate Loans. The Company utilizes commercial paper proceeds and borrowings under uncommitted money market lines of credit for general corporate purposes, including short-term working capital requirements. The commercial paper program is limited to and fully supported by committed credit agreements. Weighted average interest rates on amounts outstanding under the commercial paper program for Holdings were 3.2% and 8.1% at December 31, 2001 and 2000, respectively. The Company classifies outstanding commercial paper and borrowings under money market lines of credit as long-term debt to the extent of availability under committed credit facilities, as management's intent is to maintain these obligations for longer than one year, subject to an overall reduction in corporate debt levels.

   Credit Agreements: The following table displays certain terms of the Company's revolving credit agreements as of December 31, 2001:

                    Unused                           Eurodollar
    Total Capacity Capacity Maturity Date    Term      Margin   Facility Fee
    -------------- -------- ------------- ---------- ---------- ------------
                                ($ in millions)
        $  400       $ 18     05/27/03    Multi-year   0.200%      0.100%
         1,200        600     05/01/02       364-day   0.400%      0.100%
            40         --     11/20/02        1-year   0.600%      0.250%

   These credit agreements provide funding for working capital, capital expenditures and general corporate purposes, including support for lines of credit and commercial paper programs. Generally, borrowings under the

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

credit agreements bear interest at a Eurodollar rate plus a margin that is determined based on designated unsecured debt ratings. Financial covenants in the credit agreements are limited to a debt-to-capitalization test. Letters of credit under the credit agreements aggregated $377 million at December 31, 2001.

   ABG Gas Supply Credit Agreement. On April 10, 2001, ABG Gas Supply ("ABG") entered into a credit agreement with a consortium of lenders in order to provide financing associated with Project Alpha (the "ABG Credit Agreement"). Advances under the agreement allowed ABG to purchase NYMEX natural gas contracts with the underlying physical gas supply to be sold to Dynegy Marketing and Trade under an existing natural gas purchase and sales agreement. The ABG Credit Agreement requires ABG to repay the advances in monthly installments commencing February 2002 through December 2004 from the funds received from Dynegy Marketing and Trade under the natural gas purchases and sales agreement. The advances bear interest at a Eurodollar rate plus a margin as defined in the agreement. Advances of $282 million were outstanding under this agreement at December 31, 2001.

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

   In February 2002, the Company issued $500 million of 8.75% Senior Notes due 2012. Interest will be paid on a semi-annual basis beginning in August 2002. These notes can be redeemed prior to 2012, in whole or in part, at a price equal to the redemption price included in the related prospectus supplement.

   Generation Facility Debt. The Company has executed lease arrangements for the purpose of constructing two generation facilities located in Georgia and Kentucky. These arrangements require variable-rate interest only payments and include an option to purchase the related assets at maturity of the facility for a balloon payment equal to the principal balance on the financing.

   Other Obligations. The Company previously accounted for four fully collateralized generation lease arrangements as operating leases. As a result of the three-year re-audit, the Company has determined it necessary to recognize on its balance sheet the related assets as of the inception of these arrangements, resulting in an increase in Property, Plant and Equipment of $65 million and $445 million at December 31, 2000 and 2001, respectively.

   In addition, an adjustment has been made to record a construction agency liability of the Company related to the increase in Property, Plant and Equipment. The construction agency liability is included in Accrued Liabilities and Other in the accompanying Consolidated Balance Sheets, resulting in an increase of $65 million and $445 million at December 31, 2000 and 2001, respectively. The construction agency liability was secured by a note receivable owed to the Company, which is included in Prepaids & Other Assets on the accompanying Consolidated Balance Sheets, and there is no cash exposure to the Company associated with this liability. This adjustment has no impact on equity, net income or cash flows for any period.

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


Note 8--INCOME TAXES

   The Company is subject to U.S. federal, foreign and state income taxes on its operations. The following amounts have been adjusted to reflect the tax impact of the restatement items discussed in the Explanatory Note to these Consolidated Financial Statements. Components of income tax expense (benefit) were:

                                                   Year Ended
                                                  December 31,
                                                ----------------
                                                2001  2000  1999
                                                ----  ----  ----
                                                ($ in millions)
                Current tax expense:
                   Domestic.................... $168  $ 24  $--
                   Foreign.....................    9    52    3
                Deferred tax expense (benefit):
                   Domestic....................  146   178   39
                   Foreign.....................  (10)  (40)  18
                                                ----  ----  ---
                Income tax provision:.......... $313  $214  $60
                                                ====  ====  ===

   Components of income before income taxes were as follows:

                                                    Year Ended
                                                   December 31,
                                                  ---------------
                                                  2001  2000 1999
                                                  ----  ---- ----
                                                  ($ in millions)
               Income (loss) before income taxes:
                  Domestic....................... $753  $587 $134
                  Foreign........................  (17)   25   63
                                                  ----  ---- ----
                                                  $736  $612 $197
                                                  ====  ==== ====

   Deferred income taxes are provided for the temporary differences between the tax basis of the Company's assets and liabilities and their reported financial statement amounts. Significant components of deferred tax liabilities and assets were:

                                                           December 31,
                                                          ---------------
                                                           2001    2000
                                                          ------- -------
                                                          ($ in millions)
       Deferred tax assets:
          NOL carryforwards.............................. $    97 $   153
          AMT credit carryforwards and other.............      28      13
          Book/tax differences from liabilities..........     177     259
          Miscellaneous book/tax recognition differences.     266      65
                                                          ------- -------
              Total deferred tax assets..................     568     490
       Deferred tax liabilities:
          Investments....................................     756     119
          Depreciation and other property differences....     199     470
          Miscellaneous book/tax recognition differences.     198      15
                                                          ------- -------
              Total deferred tax liabilities.............   1,153     604
                                                          ------- -------
       Net deferred tax liability........................ $   585 $   114
                                                          ======= =======

   Realization of the aggregate deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future and regular tax in excess of tentative minimum tax. There was no valuation allowance

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

established at December 31, 2001 or 2000, as management believes the aggregate deferred asset is more likely than not to be fully realized in the future based on management's estimates of future net income and related taxes.

   Income tax provisions for the years ended December 31, 2001, 2000 and 1999, were equivalent to effective rates of 43 percent, 35 percent and 30 percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and the Company's reported income tax provision were:

                                                     Year Ended
                                                    December 31,
                                                  ---------------
                                                  2001 2000  1999
                                                  ---- ----  ----
                                                  ($ in millions)
              Expected tax at U.S. statutory rate $258 $214  $ 69
              State taxes........................   17   12     3
              Foreign taxes......................    8    3    --
              Basis differentials and other......   30  (15)  (12)
                                                  ---- ----  ----
              Income tax provision............... $313 $214  $ 60
                                                  ==== ====  ====

   At December 31, 2001, the Company had approximately $263 million of regular tax net operating loss carryforwards, $28 million of AMT credit carryforwards and $331 million of AMT net operating loss carryforwards. The net operating loss carryforwards expire from 2009 through 2020. The AMT credit carryforwards do not expire. Certain provisions of the Internal Revenue Code place an annual limitation on the Company's ability to utilize tax carryforwards existing as of the date of a 1995 and a 2000 business acquisition. Management believes such carryforwards will be fully realized prior to expiration.

   The Company plans to reinvest earnings of foreign subsidiaries and no U.S. taxes or foreign withholding taxes were provided on these earning in 1999, 2000 or 2001. It is not practicable to estimate the amount of unrecognized U.S. deferred taxes or foreign withholding taxes, if any, that might be payable on the actual or deemed remittance of such earnings. As of December 31, 2001 the Company has no material undistributed earnings of foreign subsidiaries.

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

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


Note 10--MINORITY INTEREST

   In June 2000, Dynegy and Black Thunder Investors LLC ("Investor") invested in Catlin Associates, L.L.C. ("Catlin"), an entity that is consolidated by Dynegy, with the Investor's ownership in Catlin reflected as Minority interest on the consolidated balance sheet. Dynegy invested approximately $95 million in Catlin and the Investor contributed $850 million. As a result of its investment, the Investor received a preferred interest in Catlin, which holds indirect economic interests in midwest generation assets, including the coal-fired generation units in Illinois. This preferred interest is a passive interest and generally is not entitled to management rights.

   On or before June 29, 2005, Dynegy is effectively obligated to purchase the Investor's preferred interest for $850 million unless the Investor agrees to extend or refinance this obligation. Alternatively, Dynegy could liquidate Catlin's assets, including DMG's generating assets, to satisfy this obligation.

   In addition to granting Catlin a security interest in the stock of DMG, Dynegy also has agreed to pay to DMG, to the extent that DMG has either distributed or loaned money directly or indirectly to Dynegy, an amount not to exceed $275 million. This payment obligation builds over time to a maximum of $275 million in 2005. As of December 31, 2001, Dynegy's obligation to DMG under the agreement was approximately $35 million. In addition, in the event projected cash flow is insufficient to cover capital expenditures and certain other fixed charges, Dynegy may be required to make an additional capital contribution of up to $60 million to Catlin. The $60 million contingent obligation expires on December 31, 2002.

   If the Company's senior unsecured debt is downgraded below investment grade by both Standard & Poor's and Moody's, Dynegy would be required to post cash collateral in an aggregate amount of $270 million and, within 30 days, obtain an investment grade rating for the Catlin membership interest held by the Investor by either Standard & Poor's or Moody's or obtain a waiver from the Investor.

   If Dynegy were unable to obtain the required rating for the interest held by the Investor or waiver, Dynegy would have the option of purchasing or refinancing the Investor's interest in Catlin. If Dynegy was unable or otherwise elected not to exercise this option, it could ultimately result in an election by the Investor to cause the liquidation of the underlying generation assets in an amount sufficient to redeem the Investor's interest. Given the strategic importance of these generation assets, it is likely that Dynegy would seek to refinance or purchase the Investor's interest under such circumstances.

   Minority interest on the consolidated balance sheet also includes third-party investments in certain other consolidated entities, principally relating to DMS operations. The net pre-tax results attributed to minority interest holders in consolidated entities are classified in minority interest expense in the accompanying statements of operations.

Note 11--COMMITMENTS AND CONTINGENCIES

   Set forth below is a description of our material legal proceedings. In addition to the matters described below, Dynegy is a party to legal proceedings arising in the ordinary course of its business. In the opinion of management, the resolution of these ordinary course matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

   Dynegy records reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

for Contingencies." For environmental matters, Dynegy records liabilities when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated.

   With respect to several of the items listed below, Dynegy has determined that a loss is not probable or that any such loss, to the extent probable, is not reasonably estimable. Notwithstanding the foregoing, Dynegy's management has assessed the matters described below based on currently available information and made an informed judgment concerning the likely outcome of such matters, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management's judgment may, as a result of facts arising prior to resolution of these matters or other factors, prove inaccurate and investors should be aware that such judgment is made subject to the known uncertainty of litigation.

   Legal Proceedings. On August 3, 1998, Modesto Irrigation District ("MID") filed a lawsuit against PG&E and Destec Energy, Inc. ("Destec") in federal court for the Northern District of California, San Francisco division. The lawsuit alleges violation of federal and state antitrust laws and breach of contract against Destec. The allegations are related to a power sale and purchase arrangement in the city of Pittsburg, California. While MID's pleadings indicate that it cannot measure its damages with specificity, it has indicated that the actual damages sought from PG&E and Destec may exceed $25 million. MID also seeks a trebling of any portion of damages related to its antitrust claims. By order dated February 2, 1999, the federal District Court dismissed MID's state and federal antitrust claims against PG&E and Destec; however, the Court granted MID leave of thirty days to amend its complaint to state an antitrust cause of action. On March 3, 1999, MID filed an amended complaint recasting its federal and state antitrust claims against PG&E and Destec and restated its breach of contract claim against Destec. PG&E and Destec filed motions to dismiss MID's revised federal and state antitrust claims and a hearing on the motions to dismiss was held in July 1999. On August 20, 1999, the District Court again dismissed MID's antitrust claims against PG&E and Destec, this time without leave to amend the complaint. As a result of the dismissal of the antitrust claims, the District Court also dismissed the pendant state law claims. MID has appealed the District Court's dismissal of its suit to the Ninth Circuit Court of Appeal. Oral arguments before the Ninth Circuit occurred on March 15, 2001. The Ninth Circuit has yet to deliver its decision on the case. Although PG&E filed a Chapter 11 bankruptcy proceeding on April 6, 2001, the automatic stay applicable in the proceeding will be lifted to permit the Ninth Circuit to decide the pending appeal.

   Following dismissal of its federal court suit, MID filed suit in California state court asserting breach of contract and tortious interference with prospective economic relations claims against Destec and tortious interference with contract and interference with prospective economic relations claims against PG&E. Motions to dismiss MID's state court claims were heard by the state court and by order dated April 6, 2000, MID was directed to amend its complaint. MID filed its amended complaint on April 20, 2000, including Dynegy as a defendant. Dynegy filed a motion to dismiss MID's amended complaint against Dynegy, and the Court partially granted Dynegy's motion to dismiss while also granting MID leave to amend its complaint. Before MID filed its amended complaint, MID agreed with PG&E and Dynegy to execute a tolling agreement on all claims and to dismiss the state court case until the federal appeal is decided. After executing the tolling agreement, on October 23, 2000, MID filed in the state court a Request for Dismissal, which the court granted on October 25, 2000. Dynegy believes that it has meritorious defenses to MID's claims and intends to vigorously defend against them. However, if the plaintiff were to successfully prosecute its claims, Dynegy could be required to fund a judgment in excess of $25 million.

   On November 3, 1999, the United States Environmental Protection Agency ("EPA") issued a Notice of Violation ("NOV") against Illinois Power Company ("IP") and, with the Department of Justice ("DOJ"), filed a complaint against IP in the U.S. District Court for the Southern District of Illinois, No. 99C833. Subsequently,

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

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

   The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA may also seek to require installation of the "best available control technology" (or the equivalent) at the Baldwin Station, and possibly at the Vermilion, Wood River, Hennepin and Danskammer Plants if the EPA successfully prosecutes enforcement actions against those plants. The Company has recorded a reserve for penalties that could be imposed if the EPA were to successfully prosecute its claims based on its assessment of the probability and estimability thereof.

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

                                  (RESTATED)


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

   The Company believes that it has meritorious defenses against these claims and will vigorously defend against them. However, Dynegy may be required to incur significant capital expenditures in connection with the installation of pollution control devices and related remedial actions. To the extent the Company is required to incur material capital expenditures to resolve this matter, the Company's financial position and results of operations could be material adversely affected.

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

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

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

   The defendants in the six lawsuits have formed various joint defense groups in an effort to coordinate the defense of the claims and to share certain costs of defense. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend against them. Dynegy is unable to estimate the range of possible loss that could be incurred with respect to these lawsuits. However, an adverse result in any of these proceedings could have a material adverse effect on our financial condition and results of operations.

   On March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several energy generators, including those owned directly by West Coast Power and indirectly by Dynegy Inc. The complaints allege that since June 1998, these generators sold power in the open market that should have been held in emergency reserve for the State. The complaint against the Company and certain of its subsidiaries seeks unspecified amounts of restitution and return profits as well as civil penalties of $2,500 for each alleged violation. The Company believes that it has meritorious defenses to these claims and intends to vigorously defend against them. Dynegy is unable to estimate the range of possible loss that could be incurred with respect to these lawsuits. However, an adverse result in any of these proceedings could have a material adverse effect on our financial condition and results of operations.

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

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


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

   On July 25, 2001, as modified on December 31, 2001, the FERC initiated refund hearing procedures related to California wholesale spot market sales that occurred between October 2, 2000 and June 20, 2001. Dynegy Power Marketing (as Scheduling Coordinator for West Coast Power LLC) is subject to possible refunds. The July 25/th/ order supercedes prior refund orders issued by the FERC that cover this period. In the July 25/th/ order, the FERC developed a methodology to redetermine allegedly competitive market outcomes during each hour of this period. An administrative law judge has been appointed to determine: (1) the mitigated price for power during each hour of the refund period; (2) the amount of refunds owed by each supplier according to the FERC's methodology; and (3) the amount owed to each supplier (with separate quantities due from each entity) by the ISO, the investor-owned utilities and the State of California. Any refunds owed would then be offset against amounts not paid. Management does not expect the administrative law judge to issue his findings before August 2002. Dynegy is actively participating in these proceedings and is appealing these and related orders.

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

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

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

   Management is continually assessing Dynegy's exposure, as well as its exposure through West Coast Power, relative to its California receivables and establishes reserves for contingent liabilities where the amount of potential loss is determined to be probable and estimable. During 2001, 2000 and 1999, our share of reserves recorded by West Coast Power totalled $122.5 million, $24.5 million and $4.7 million, respectively. Our share of the total reserve at December 31, 2001 and 2000 was $151.8 million and $29.3 million, respectively.

   On December 2, 2001, Enron Corp. and Enron Transportation Services Co. (collectively, "Enron") filed suit against Dynegy and Dynegy Inc. in the United States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 01-03626 (AJG). Enron claims that Dynegy materially breached the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities by wrongfully terminating that Agreement on November 28, 2001. Enron also claims that Holdings wrongfully exercised its option to take ownership of Northern Natural under an Option Agreement dated November 9, 2001. Enron seeks damages in excess of $10 billion and declaratory relief against Dynegy for breach of the Merger Agreement. Enron also seeks unspecified damages against Dynegy and Dynegy Inc. for breach of the Option Agreement. Dynegy filed an answer on February 4, 2002, denying all material allegations. Dynegy subsequently filed a motion to transfer venue in the proceeding to the United States District Court for the Southern District of Texas (Houston division). Discovery has not yet commenced.

   On December 20, 2001, Dynegy and Dynegy Inc. were sued by Ann C. Pearl and Joel Getzler in the United States District Court for the Southern District of New York, Cause No. 01 CV 11652. Plaintiffs filed the lawsuit as a purported class action on behalf of all persons or entities who owned common stock of Enron Corp. as of November 28, 2001. Plaintiffs allege that they are intended third party beneficiaries of the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities. Plaintiffs claim that Dynegy materially breached the Merger Agreement by, inter alia, wrongfully terminating that Agreement. Plaintiffs also claim that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs seek an award of damages and other relief. On February 4, 2002, Dynegy filed a notice of motion to dismiss or transfer venue to the United States District Court for the Southern District of Texas (Houston Division). Discovery has not yet commenced.

   On January 3, 2002, Dynegy and Dynegy Inc. were sued by Bernard D. Shapiro and Peter Strub in the 129th Judicial District Court for Harris County, Texas, Cause No. 2002-00080. Plaintiffs filed the lawsuit as a purported class action on behalf of all persons or entities who owned common stock of Enron Corp. as of November 28, 2001. Plaintiffs allege that they are intended third party beneficiaries of the Merger Agreement dated November 9, 2001 between Enron and Dynegy and related entities. Plaintiffs claim that Dynegy materially breached the Merger Agreement by, inter alia, wrongfully terminating that Agreement. Plaintiffs also claim that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs seek an award of damages and

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

other relief. Dynegy filed an answer on February 4, 2002, denying all allegations. Discovery has not yet commenced.

   The Company believes that it has meritorious defenses to the allegations in Enron's adversary proceeding and the other cases arising out of the terminated merger are without merit and will vigorously defend against these claims. Given the magnitude of Enron's claims, however, an adverse result in these proceedings could have a material adverse effect on the Company's financial position and results of operations.

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

   The Company has $44 million of unconditional purchase obligations related to the purchase of gas, coal, systems design and power purchase agreements. The Company routinely enters into supply and market contracts for the purchase and sale of electricity, some of which contain fixed capacity payments. Such obligations are generally payable on a ratable basis, the terms of which extend through November 2014. In return for such fixed capacity payments, Dynegy receives volumes of electricity at agreed prices, which it then may re-market. These fixed capacity payments totaled approximately $2 billion at December 31, 2001. The capacity payments for contracts that are accounted for on an accrual basis, which are not already recorded at fair value on the balance sheet, exceed the market value of electricity available for sale under these contracts by $27 million. The market value of electricity available for sale under these contracts has not been reduced for credit or price reserves.

   Dynegy has other firm capacity payments related to storage and transportation of natural gas and transmission of electricity. Such arrangements are routinely used in the physical movement and storage of energy consistent with the Company's business strategy. The total of such obligations was $614 million as of December 31, 2001, with $302 million of the $614 million due after 2006.

   The Company is engaged in a continual capital asset expansion program consistent with its business plan and growth strategies. The emphasis of this program is on the acquisition or construction of strategically located power generation assets. Consistent with this strategy and as a result of the long lead time required by industry manufacturers, the Company has executed or is negotiating purchase orders to acquire at least 11 gas-fired turbines, representing a capital commitment of approximately $370 million. Commitments under these purchase orders are generally payable consistent with the delivery schedule. Approximately 95% are scheduled to be delivered by the end of 2006. The purchase orders include milestone requirements by the manufacturer and provide Dynegy with the ability to cancel each discrete purchase order commitment in exchange for a fee, which escalates over time. At December 31, 2001, the fee would have been approximately $12 million.

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

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

contains certain non-performance penalties that impact both parties and as a condition precedent, Dynegy purchased a surety bond in support of its obligations under the Advance Agreement.

   Other Minimum Commitments. During 2001 and prior years, the Company entered into lease arrangements associated with natural gas-fired generating facilities and natural gas liquids transportation assets, some of which are accounted for as operating leases. Under the terms of certain of these arrangements, the Company provided residual value guarantees associated with the leased assets. Pursuant to these guarantees, the Company has the option to acquire at the end of the lease term the leased assets for a purchase price determined at lease inception and estimated to represent fair market value at the end of the lease term. If the Company does not choose to purchase the leased asset, it must perform under the terms of the residual value guarantee. At lease inception, the Company as lessee, guaranteed to the owner of the leased asset that the leased asset would maintain a value equal to at least 80-85% (depending on the particular lease contract) of its originally estimated fair value. In each of these arrangements, the Company will receive any sales proceeds that the owner of the leased asset receives in excess of the originally estimated fair value. If the value of the asset is less than 80-85% of the fair market value at lease termination, the Company is obligated to pay the owner the difference.

   Minimum commitments in connection with office space, equipment, plant sites and other leased assets at December 31, 2001, were as follows: 2002 - $116 million; 2003--$117 million; 2004--$181 million, 2005--$240 million; 2006--$94 million and beyond--$1.4 billion.

   Rental payments made under the terms of these arrangements totaled--$97 million in 2001, $75 million in 2000 and $31 million in 1999.

   Guarantees. The Company has $286 million of surety bonds as of December 31, 2001 in which Dynegy indemnifies the respective surety bond companies. Approximately $202 million of these contingent financial commitments expire in 2002, however, these bonds are generally renewed on a rolling twelve-month basis.

   As mentioned above, the Company has residual value guarantees related to certain leases. At December 31, 2001, the residual value guarantees totaled approximately $214 million. Additionally, the Company has made certain guarantees related to West Coast Power for approximately $56 million. Approximately $31 million of this $56 million has a cash collateralization requirement if the Company's debt is downgraded to below investment grade. Additionally, the Company has posted a $4 million letter of credit for West Coast Power that expires in 2002.

   Other guarantees at December 31, 2001 include additional letters of credit and uncommitted lines of $470 million and parental guarantees of debt of approximately $3 million in connection with its power generation projects.

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

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


Note 13--CAPITAL STOCK

   All of Dynegy's outstanding equity securities are held by its parent, Dynegy Inc. There is no established trading market for such securities, and they are not traded on any exchange.

   Stock Options. The Company's parent grants stock options, from time to time, to certain employees of the Company. Options granted to and exercised by Company employees are treated as capital transactions in the accompanying statements, with the associated tax attributes included in the determination of the Company's income tax provision. Each option granted is valued at an option price, which ranges from $1.47 per share to $57.95 per share at date of grant. The difference, if any, between the option price and the fair market value of each option on the date of grant is recorded as compensation expense over the respective vesting period. Most options granted at prices below fair market do not become exercisable until the fifth anniversary date of the grant, at which time they become fully exercisable. Options granted at market value vest and become exercisable ratably over a three-year period. Compensation expense related to options granted totaled $9 million, $15.4 million and $6.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Total options outstanding and exercisable for 2001, 2000 and 1999 were (options in thousands) as follows:

                                                     Year Ended December 31,
                                 ---------------------------------------------------------------
                                         2001                  2000                 1999
                                 --------------------- -------------------- --------------------
                                 Options Option Price  Options Option Price Options Option Price
                                 ------- ------------- ------- ------------ ------- ------------
Outstanding at beginning of
  period........................ 19,768  $ 1.47-$57.02 24,022  $ 1.47-16.62 25,777  $1.47-$15.67
Granted.........................  7,771  $27.80-$57.95  4,258  $22.01-56.50  4,203  $1.47-$16.62
Exercised....................... (2,217) $ 1.47-$38.34 (7,531) $ 1.47-22.01 (4,658) $1.47-$13.68
Cancelled or expired............   (521) $ 1.47-$56.50   (981) $ 1.47-57.02 (1,232) $1.47-$13.77
Other, contingent share issuance     --  $          --     --  $         --    (68) $1.47-$ 4.10
                                 ------  ------------- ------  ------------ ------  ------------
Outstanding at end of period.... 24,801  $ 1.47-$57.95 19,768  $ 1.47-57.02 24,022  $1.47-$16.62
                                 ======  ============= ======  ============ ======  ============
Exercisable at end of period.... 11,168  $ 1.47-$57.02 11,928  $1.47-$17.17  9,983  $1.47-$15.67
                                 ======  ============= ======  ============ ======  ============
Weighted average fair value
of options granted during the
  period at market..............         $       21.58         $      19.14         $       7.76
                                         =============         ============         ============
Weighted average fair value of
  options granted during the
  period at below market........         $          --         $         --         $       9.65
                                         =============         ============         ============

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


   Options outstanding as of December 31, 2001 (shares in thousands) are summarized below:

                                    Options Outstanding                           Options Exercisable
                  -------------------------------------------------------- ----------------------------------
                  Number of Options   Weighted Average                     Number of Options
Range of Exercise  Outstanding at   Remaining Contractual Weighted Average  Exercisable at   Weighted Average
Prices            December 31, 2001     Life (Years)       Exercise Price  December 31, 2001  Exercise Price
----------------- ----------------- --------------------- ---------------- ----------------- ----------------
 $1.47--$5.80           7,876                6.4               $ 2.80            3,793            $ 2.12
 $5.81--$11.59          2,468                6.3               $ 9.99            2,430            $ 9.98
 $11.60--$17.39         5,921                6.6               $15.72            4,581            $15.46
 $17.40--$23.18            16                8.0               $22.45                4            $22.77
 $23.19--$28.98           742                8.6               $23.91              155            $24.14
 $28.99--$34.77         2,472                9.0               $34.33                5            $32.38
 $34.78--$40.57           220                8.8               $37.79               65            $37.26
 $40.58--$46.36           505                9.4               $43.70              107            $43.34
 $46.37--$52.16         4,466                9.2               $47.24               20            $48.62
 $52.17--$57.95           115                9.1               $56.25                8            $54.66
                       ------                                                   ------
                       24,801                                                   11,168
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

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend per year of $0.30 per share per annum for 2001 and 2000 and a historical dividend of $0.04 per share for 1999; expected volatility of 46.4 percent, 44 percent and 40.3 percent, respectively; risk-free interest rate of 4.26 percent, 6.30 percent and 6.42 percent, respectively; and an expected life of ten years for all periods. As stated previously, the Company accounts for its stock option plan in accordance with APB No. 25. Had compensation cost been determined on a fair value basis consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have approximated $379 million, $374 million and $128 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

   In the fourth quarter of 2001, Dynegy completed the purchase of BGSL. Under the terms of the purchase agreement, Dynegy paid approximately (Pounds)421 million (approximately $595 million at November 28, 2001) for

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

BGSL and its existing assets. BGSL's results of operations are included in Dynegy's consolidated statement of operations beginning December 1, 2001. A condensed balance sheet as of the acquisition date is as follows (in millions):

                      Current assets................ $ 57
                      Property, plant, and equipment  792
                      Goodwill......................    9
                                                     ----
                      Total assets acquired.........  858
                                                     ----
                      Current liabilities...........   56
                      Long-term liabilities.........  207
                                                     ----
                      Total liabilities assumed.....  263
                                                     ----
                      Net assets acquired........... $595
                                                     ====

   The assets, which are located in the United Kingdom, consist of 30 gas storage injection wells with five offshore platforms, nine salt caverns, approximately 19 miles of pipelines and an onshore natural gas processing terminal. The acquisition of BGSL established Dynegy's physical presence in the United Kingdom.

   Consideration paid for this acquisition of businesses was as follows (in millions):

                                                    BGSL
                                                    ----
                       Cash Purchase of Stock...... $595
                       Capital Stock Issued........   --
                       Liabilities Assumed.........  263
                       Subordinated capital assumed   --
                                                    ----
                       Total Consideration......... $858
                                                    ====

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

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


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

   Pension and Other Post-Retirement Benefits. The Company has various defined benefit pension plans and post-retirement benefit plans. All domestic employees participate in the pension plans, but only some of the Company's domestic employees participate in the other post-retirement benefit plans. The Company added a cash balance feature effective for 2001 and thereafter with respect to employees who would have otherwise received a profit sharing contribution under the Dynegy Plan for 2001 and thereafter (the contribution credit under such cash balance feature shall generally be 6% of base pay). The following tables contain information about these plans on a combined basis:

                                                                   Pension
                                                                  Benefits  Other Benefits
                                                                  --------  --------------
                                                                  2001 2000  2001    2000
                                                                  ---- ----  -----   ----
                                                                     ($ in millions)
Projected benefit obligation, beginning of the year.............. $ 9  $ 9  $  --    $--
   Business combination..........................................  14   --      5     --
   Service cost..................................................   1   --     --     --
   Interest cost.................................................   2    1      1     --
   Plan amendments...............................................  --   --     --     --
   Actuarial (gain) loss.........................................   1   (1)    --     --
   Benefits paid.................................................  (1)  --   (--)     --
                                                                  ---  ---   -----   ---
Projected benefit obligation, end of the year.................... $26  $ 9  $   6    $--
                                                                  ===  ===   =====   ===
Fair value of plan assets, beginning of the year................. $12  $10  $  --    $--
Business combination.............................................  16   --     --     --
Actual return on plan assets.....................................  (1)   2     --     --
Employer contributions...........................................  --   --     --     --
Participant contributions........................................  --   --     --     --
Benefits paid....................................................  (1)  --     --     --
                                                                  ---  ---   -----   ---
Fair value of plan assets, end of the year....................... $26  $12  $  --    $--
                                                                  ===  ===   =====   ===
Funded status.................................................... $--  $ 3  $  (6)   $--
Unrecognized prior service costs.................................  --   --     --     --
Unrecognized actuarial gain......................................  (2)  (7)    --     --
                                                                  ---  ---   -----   ---
Accrued benefit liability........................................ $(2) $(4) $  (6)    --
                                                                  ===  ===   =====   ===
Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost............................................. $ 2  $--  $  --    $--
Accrued benefit liability........................................  (4)  (4)    (6)    --
                                                                  ---  ---   -----   ---
Net amount recognized............................................ $(2) $(4) $  (6)   $--
                                                                  ===  ===   =====   ===

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


                                                        Pension      Other
                                                       Benefits    Benefits
                                                      ----------  -----------
                                                      2001  2000   2001  2000
                                                      ----  ----  -----  ----
   Weighted Average Assumptions:
      Discount rate at December 31................... 7.50% 7.50%  7.50%  --
      Expected return on plan assets as of January 1. 8.96% 8.00%  9.50%  --
      Rate of compensation increase.................. 4.11% 3.50%  4.50%  --
      Medical trend--initial trend...................   --    --  12.00%  --
      Medical trend--ultimate trend..................   --    --   5.00%  --
      Medical trend--year of ultimate trend..........   --    --   2015   --

   The changes in the projected benefit obligations and in plan assets attributable to business combination in 2001 are the result of the Central Hudson acquisition.

   The components of net periodic benefit cost were:

                                                Pension Benefits Other Benefits
                                                -------------    --------------
                                                2001   2000 1999 2001 2000 1999
                                                ----   ---- ---- ---- ---- ----
                                                       ($ in millions)
  Service cost benefits earned during period... $ 1    $--  $--  $--  $--  $--
  Interest cost on projected benefit obligation   2      1    1    1   --   --
  Expected return on plan assets...............  (2)    (1)  (1)  --   --   --
  Amortization of unrecognized actuarial gain..  (1)    --   --   --   --   --
                                                ---    ---  ---  ---  ---  ---
  Net periodic benefit cost.................... $--    $--  $--  $ 1  $--  $--
  Additional cost due to curtailment...........  --     --   (2)  --   --   --
                                                ---    ---  ---  ---  ---  ---
  Total net periodic benefit cost (income)..... $--    $--  $(2) $ 1  $--  $--
                                                ===    ===  ===  ===  ===  ===

   Impact of a 1% increase/decrease in medical trend:

                                                Increase Decrease
                                                -------- --------
                                                 ($ in millions)
               Aggregate impact on service cost
                 and interest cost.............   $--      $--
               Impact on accumulated post-
                 retirement benefit
                 obligation....................   $ 1      $(1)

Note 16--RELATED PARTY TRANSACTIONS

   In addition to related party transactions described elsewhere herein, the following are additional items requiring disclosure.

   Transactions with Chevron U.S.A. Inc. result from purchases and sales of natural gas, NGLs and crude oil between subsidiaries of Dynegy and Chevron U.S.A. Inc. affiliates. Management believes that these transactions are executed at prevailing market rates. During the years ended December 31, 2001, 2000 and 1999, the Company recognized in its statement of operations aggregate sales to this significant shareholder of $1.3 billion,

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)

$1.4 billion and $1.1 billion, respectively. In the same years, purchases from this shareholder were $3.6 billion, $3.1 billion and $2.0 billion, respectively.

   The Company also holds investments in three joint ventures in which Chevron U.S.A. or its affiliates are also investors. These investments include a 22.9% ownership interest in Venice Energy Services Company, L.L.C., which holds a pipeline gathering system, processing plant, fractionator and an underground NGL storage facility in Louisiana; a 39.2% ownership interest in West Texas LPG Pipeline Limited Partnership, which holds a regulated NGL transportation pipeline that runs from West Texas to Mont Belvieu, Texas; and a 50% ownership interest in Nevada Cogeneration Associates #2, a power generation facility. During the years ended December 31, 2001, 2000 and 1999, the Company's portion of the net income from the Venice Energy, West Texas and Nevada Cogeneration joint ventures was approximately $4.6 million, $5.5 million and $3.8 million, respectively; approximately $9.6 million, $5.6 million and $2.2 million, respectively; and approximately $7.0 million, $5.0 million and $3.5 million, respectively.

   The Company routinely conducts business with subsidiaries of Dynegy Inc. that are not part of this consolidated group. As a result of such transactions, the Company has an approximate $2.9 million and $6.2 million accounts payable, affiliated balance at December 31, 2001 and 2000, respectively.

   Additionally, certain subsidiaries of the Company received revenues of approximately $459 million and $557 million from IP during the years ended December 31, 2001 and 2000, respectively. These revenues relate to a PPA that we have with IP that provides IP the right to purchase power from us for a primary term extending through December 31, 2004. The primary term may be extended on an annual basis, subject to concurrence by both parties. The PPA defines the terms and conditions under which we provide power and energy to IP using a tiered pricing structure. The agreement requires IP to compensate us for capacity charges through 2004 at a total contract cost of $639.6 million. According to the PPA agreement, IP is to provide a security guarantee of $50 million upon a credit downgrade event. This guarantee is being fulfilled by a $50 million guarantee from Dynegy Inc. on IP's behalf. The PPA obligates us to provide power up to the reservation amount even if we have individual units unavailable at various times.

   The subsidiaries also purchased approximately $10 million and $11 million of natural gas from IP during the years ended December 31, 2001 and 2000, respectively.

   The Company also purchases and sells natural gas, NGLs, crude oil and power and, in some instances, earns management fees from certain entities in which it has equity investments. Revenues recognized from these transactions in 2001, 2000 and 1999 were $2.0 billion, $827 million and $377 million, respectively. Expenses recognized were $385 million, $217 million and $125 million, respectively. Revenues relate to the supply of fuel for use at generation facilities, primarily West Coast Power, and the supply of natural gas sold by retail affiliates. Expenses primarily represent the purchase of natural gas liquids that are subsequently sold in the Company's marketing operations.

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

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


Note 17--SEGMENT INFORMATION

   Dynegy's operations are reported in two segments: Wholesale Energy Network ("WEN") and Dynegy Midstream Services ("DMS"). WEN is engaged in a broad array of businesses, including physical supply of and risk-management activities around wholesale natural gas, power, coal, and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream liquids processing and marketing businesses and worldwide NGLs marketing and transportation operations. Dynegy accounts for intercompany transactions at prevailing market rates. Operating segment information for the years ended December 31, 2001, 2000 and 1999 is presented below. See Explanatory Note for a discussion of the restatements made to the financial information included herein.

Dynegy's Segment Data for the Year Ended December 31, 2001

                                                                    WEN      DMS   Elimination  Total
                                                                  -------  ------  ----------- -------
                                                                             ($ in millions)
Unaffiliated revenues:
   Domestic...................................................... $26,008  $4,799     $  --    $30,807
   Canadian......................................................   4,622   1,463        --      6,085
   European & Other..............................................   3,899      --        --      3,899
                                                                  -------  ------     -----    -------
                                                                   34,529   6,262        --     40,791
Affiliated revenues..............................................     459      --                  459
Intersegment revenues
   Domestic......................................................     126     237      (363)        --
                                                                  -------  ------     -----    -------
   Total revenues................................................  35,114   6,499      (363)    41,250
                                                                  -------  ------     -----    -------
Depreciation and amortization....................................    (216)    (84)       --       (300)
Operating income (loss)..........................................     621     131        --        752
Interest expense.................................................     (90)    (53)       --       (143)
Other income (expense)...........................................     (48)     (3)       --        (51)
Earnings of unconsolidated affiliates............................     165      13        --        178
Income tax (provision) benefit...................................    (281)    (32)       --       (313)
Cumulative effect of a change in accounting principle............       2      --        --          2
Net income (loss)................................................ $   369  $   56     $  --    $   425
Identifiable assets:
   Domestic...................................................... $14,548  $2,308     $  --    $16,856
   Canadian......................................................     773     130        --        903
   European & Other..............................................   1,919      --        --      1,919
Investments in unconsolidated affiliates.........................     381     422        --        803
Capital expenditures and investments in unconsolidated affiliates  (1,628)   (391)       --     (2,019)

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


Dynegy's Segment Data for the Year Ended December 31, 2000

                                                                    WEN      DMS   Elimination  Total
                                                                  -------  ------  ----------- -------
                                                                             ($ in millions)
Unaffiliated revenues:
   Domestic...................................................... $17,348  $5,123     $  --    $22,471
   Canadian......................................................   2,316   1,224        --      3,540
   European......................................................   1,252      --        --      1,252
                                                                  -------  ------     -----    -------
                                                                   20,916   6,347        --     27,263
Affiliated revenues..............................................     557      --        --        557
Intersegment revenues
   Domestic......................................................     186     249      (435)        --
                                                                  -------  ------     -----    -------
   Total revenues................................................  21,659   6,596      (435)    27,820
                                                                  -------  ------     -----    -------
Depreciation and amortization....................................    (135)   (105)       --       (240)
Operating income (loss)..........................................     520      84        --        604
Interest expense.................................................     (66)    (30)       --        (96)
Other income (expense)...........................................     (48)    (39)       --        (87)
Earnings of unconsolidated affiliates............................     167      24        --        191
Income tax (provision) benefit...................................    (201)    (13)       --       (214)
Net income (loss)................................................ $   372  $   26     $  --    $   398
Identifiable assets:
   Domestic...................................................... $15,455  $2,104     $  --    $17,559
   Canadian......................................................     750     299        --      1,049
   European......................................................     438      --        --        438
Investments in unconsolidated affiliates.........................     521     174        --        695
Capital expenditures and investments in unconsolidated affiliates    (845)   (114)       --       (959)

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


Dynegy's Segment Data for the Year Ended December 31, 1999

                                                                    WEN      DMS    Elimination  Total
                                                                  -------  -------  ----------- -------
                                                                             ($ in millions)
Unaffiliated revenues:
   Domestic...................................................... $ 8,097  $ 4,884     $  --    $12,981
   Canadian......................................................   1,443       10        --      1,453
   European......................................................     976       --        --        976
                                                                  -------  -------     -----    -------
                                                                   10,516    4,894        --     15,410
Intersegment revenues
   Domestic......................................................     131      240      (371)        --
                                                                  -------  -------     -----    -------
   Total revenues................................................  10,647    5,134      (371)    15,410
                                                                  -------  -------     -----    -------
Depreciation and amortization....................................     (21)     (94)       --       (115)
Operating income.................................................     144       82        --        226
Interest expense.................................................     (36)     (42)       --        (78)
Other income (expense)...........................................     (13)     (18)       --        (31)
Earnings of unconsolidated affiliates............................      62       18        --         80
Income tax (provision) benefit...................................     (50)     (10)       --        (60)
Net income....................................................... $   107  $    30     $  --    $   137
Identifiable assets:
   Domestic...................................................... $ 3,397  $ 2,545     $  --    $ 5,942
   Canadian......................................................     266       68        --        334
   European......................................................     175       --        --        175
Investments in unconsolidated affiliates.........................     458      169        --        627
Capital expenditures and investments in unconsolidated affiliates    (429)     (92)       --       (521)

Note 18--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   The following is a summary of the Company's unaudited quarterly financial information for the years ended December 31, 2001 and 2000.

                                              Quarter Ended
                                    ----------------------------------
                                     March   June   September December
                                     2001    2001     2001      2001
                                    ------- ------- --------- --------
                                             ($ in millions)
         Revenues.................. $12,704 $11,756  $8,160    $8,630
         Operating income..........     252     125     341        34
         Income before income taxes     213     109     364        50
         Net income................     121      55     227        22

                                              Quarter Ended
                                    ----------------------------------
                                     March   June   September December
                                     2000    2000     2000      2000
                                    ------- ------- --------- --------
                                             ($ in millions)
         Revenues.................. $ 4,966 $ 5,403  $7,893    $9,558
         Operating income..........     185     159     202        58
         Income before income taxes     159     160     262        31
         Net income................      92      99     172        35

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


   These amounts have been restated from amounts previously reported. For further discussion of the restatements, see the Explanatory Note.

   A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the 2001 Form 10-K filed on March 22, 2002 is as follows ($ in millions):

                RESTATED SELECTED BALANCE SHEET DATA BY QUARTER

                                           2001                                       2000
                        -----------------------------------------  -----------------------------------------
                        March 31 June 30  September 30 December 31 March 31 June 30  September 30 December 31
                        -------- -------  ------------ ----------- -------- -------  ------------ -----------
                                                           ($ in millions)
Current Assets
   As Reported......... $ 8,707  $10,471    $10,030      $ 9,227    $3,019  $ 5,349    $ 5,562      $ 9,759
   Restatement Effect..     705       92        251         (558)       66      310        217          678
                        -------  -------    -------      -------    ------  -------    -------      -------
   As Restated......... $ 9,412  $10,563    $10,281      $ 8,669    $3,085  $ 5,659    $ 5,779      $10,437
                        =======  =======    =======      =======    ======  =======    =======      =======
Total Assets
   As Reported......... $17,983  $20,066    $20,074      $19,659    $7,148  $ 9,571    $13,533      $17,805
   Restatement Effect..   1,223      709      1,009           19       141      574        671        1,241
                        -------  -------    -------      -------    ------  -------    -------      -------
   As Restated......... $19,206  $20,775    $21,083      $19,678    $7,289  $10,145    $14,204      $19,046
                        =======  =======    =======      =======    ======  =======    =======      =======
Current Liabilities
   As Reported......... $ 7,752  $ 9,166    $ 9,090      $ 8,122    $3,016  $ 4,827    $ 4,948      $ 8,877
   Restatement Effect..     732      394        650         (127)      146      331        315          952
                        -------  -------    -------      -------    ------  -------    -------      -------
   As Restated......... $ 8,484  $ 9,560    $ 9,740      $ 7,995    $3,162  $ 5,158    $ 5,263      $ 9,829
                        =======  =======    =======      =======    ======  =======    =======      =======
Total Liabilities
   As Reported......... $12,567  $14,305    $14,156      $13,684    $5,581  $ 7,952    $ 8,570      $12,557
   Restatement Effect..   1,331      879      1,222          326       193      607        727        1,353
                        -------  -------    -------      -------    ------  -------    -------      -------
   As Restated......... $13,898  $15,184    $15,378      $14,010    $5,774  $ 8,559    $ 9,297      $13,910
                        =======  =======    =======      =======    ======  =======    =======      =======
Stockholder's Equity
   As Reported......... $ 4,238  $ 4,405    $ 4,662      $ 4,801    $1,367  $ 1,418    $ 3,809      $ 4,076
   Restatement Effect..    (112)    (223)      (258)        (336)      (57)     (36)       (60)        (117)
                        -------  -------    -------      -------    ------  -------    -------      -------
   As Restated......... $ 4,126  $ 4,182    $ 4,404      $ 4,465    $1,310  $ 1,382    $ 3,749      $ 3,959
                        =======  =======    =======      =======    ======  =======    =======      =======

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


                   RESTATED RESULTS OF OPERATIONS BY QUARTER

                         Three    Three     Three        Three      Six       Nine       Twelve
                         Months  Months     Months      Months    Months     Months      Months
                         Ended    Ended     Ended        Ended     Ended     Ended        Ended
                        March 31 June 30 September 30 December 31 June 30 September 30 December 31
                        -------- ------- ------------ ----------- ------- ------------ -----------
                                                     ($ in millions)
2001
Net Income:
   As Reported.........   $126    $ 159      $273        $ 94      $ 285     $ 558        $ 652
   Restatement Effect..     (5)    (104)      (46)        (72)      (109)     (155)        (227)
                          ----    -----      ----        ----      -----     -----        -----
   As Restated.........   $121    $  55      $227        $ 22      $ 176     $ 403        $ 425
                          ====    =====      ====        ====      =====     =====        =====
2000
Net Income:
   As Reported.........   $ 80    $  79      $195        $ 92      $ 159     $ 354        $ 446
   Restatement Effect..     12       20       (23)        (57)        32         9          (48)
                          ----    -----      ----        ----      -----     -----        -----
   As Restated.........   $ 92    $  99      $172        $ 35      $ 191     $ 363        $ 398
                          ====    =====      ====        ====      =====     =====        =====
1999
Net Income:
   As Reported.........   $ 28    $  28      $ 51        $ 45      $  56     $ 107        $ 152
   Restatement Effect..      1       (6)       (5)         (5)        (5)      (10)         (15)
                          ----    -----      ----        ----      -----     -----        -----
   As Restated.........   $ 29    $  22      $ 46        $ 40      $  51     $  97        $ 137
                          ====    =====      ====        ====      =====     =====        =====

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


                  RESTATED SELECTED CASH FLOW DATA BY QUARTER

                                Three     Six       Nine       Twelve
                                Months  Months     Months      Months
                                Ended    Ended     Ended        Ended
                               March 31 June 30 September 30 December 31
                               -------- ------- ------------ -----------
                                            ($ in millions)
       2001
       Operating Cash Flow:
          As Reported......... $   175   $ 379    $   642      $   452
          Restatement Effect..      10     (72)      (179)        (276)
                               -------   -----    -------      -------
          As Restated......... $   185   $ 307    $   463      $   176
                               =======   =====    =======      =======
       Investing Cash Flows:
          As Reported......... $  (945)  $(527)   $  (629)     $(1,186)
          Restatement Effect..     (88)    (46)      (381)        (155)
                               -------   -----    -------      -------
          As Restated......... $(1,033)  $(573)   $(1,010)     $(1,341)
                               =======   =====    =======      =======
       Financing Cash Flows:
          As Reported......... $   919   $ 587    $   142      $   846
          Restatement Effect..      78     118        560          454
                               -------   -----    -------      -------
          As Restated......... $   997   $ 705    $   702      $ 1,300
                               =======   =====    =======      =======
       2000
       Operating Cash Flow:
          As Reported......... $   123   $ 286    $   233      $   364
          Restatement Effect..     (20)    (20)       (20)          44
                               -------   -----    -------      -------
          As Restated......... $   103   $ 266    $   213      $   408
                               =======   =====    =======      =======
       Investing Cash Flows:
          As Reported......... $  (351)  $ (98)   $  (322)     $  (716)
          Restatement Effect..      (8)    (70)      (120)        (235)
                               -------   -----    -------      -------
          As Restated......... $  (359)  $(168)   $  (442)     $  (951)
                               =======   =====    =======      =======
       Financing Cash Flows:
          As Reported......... $   183   $(205)   $   104      $   339
          Restatement Effect..      28      90        140          189
                               -------   -----    -------      -------
          As Restated......... $   211   $(115)   $   244      $   528
                               =======   =====    =======      =======
       1999
       Operating Cash Flow:
          As Reported......... $   (11)  $ 118    $    96      $     9
          Restatement Effect..      (1)     --         (3)          31
                               -------   -----    -------      -------
          As Restated......... $   (12)  $ 118    $    93      $    40
                               =======   =====    =======      =======
       Investing Cash Flows:
          As Reported......... $  (124)  $(237)   $  (384)     $  (319)
          Restatement Effect..       1      --        (39)         (72)
                               -------   -----    -------      -------
          As Restated......... $  (123)  $(237)   $  (423)     $  (391)
                               =======   =====    =======      =======
       Financing Cash Flows:
          As Reported......... $   119   $ 118    $   288      $   327
          Restatement Effect..      --      --         39           72
                               -------   -----    -------      -------
          As Restated......... $   119   $ 118    $   327      $   399
                               =======   =====    =======      =======

                             DYNEGY HOLDINGS INC.

                                  (RESTATED)


Note 19--SUBSEQUENT EVENTS

   The Company has experienced a number of material developments since the filing of its 2001 Form 10-K on March 22, 2002. These developments include, among others, the following:

  . the Company's previously announced exit from third-party risk management aspects of the marketing and trading business, which business accounted for approximately 87%, 78% and 66% of the Company's revenues and approximately 25%, 36% and 34% of the Company's pre-tax earnings for the years 2001, 2000 and 1999, respectively;

  . the Company's previously announced organizational restructuring plan and the related reductions in force affecting more than 1,000 employees;

  . reductions in the Company's credit ratings to low non-investment grade levels and the resulting increase in collateralization requirements and financing costs and limitations on financial flexibility; and

  . significant changes in senior management of the Company, including a new Chief Executive Officer and a new Chief Financial Officer.

The Company also adopted the net presentation provisions of EITF 02-3 in the third quarter 2002, which resulted in a 81 percent, 75 percent and 68 percent reduction in revenues in each of 2001, 2000 and 1999, respectively. For further description of these events, please read the Company's Exchange Act reports filed subsequent to the filing of the 2001 Form 10-K. This report does not reflect events occurring after the original filing of the 2001 Form 10-K except to reflect the restatement items described above and certain other matters. As a result of these adverse developments, the results of operations and cash flows covered by the unaudited restated financial statements in this report should not be considered indicative of the Company's future results of operations or cash flows.

   For further discussion of the events that have affected the Company since March 22, 2002, please read its Exchange Act reports filed since such date, including its Annual Report on Form 10-K for the year ended December 31, 2002, which discussion is incorporated herein by this reference.

            DYNEGY HOLDINGS INC. VALUATION AND QUALIFYING ACCOUNTS

                                  (RESTATED)

                                                                    Schedule II

Years Ended December 31, 2001, 2000, and 1999

                                             Balance at Charged to Charged
                                             Beginning  Costs and  to Other             Balance at
                                             of Period   Expenses  Accounts Deductions End of Period
                                             ---------- ---------- -------- ---------- -------------
2001
Allowance for doubtful accounts.............    $ 63       $ 93      $(2)      $(46)        108
Allowance for risk management assets/(1)(2)/     146        102       --         --         248
2000
Allowance for doubtful accounts.............      24         46        1         (8)         63
Allowance for risk management assets/(1)(2)/      38        108       --         --         146
1999
Allowance for doubtful accounts.............      24          3       --         (3)         24
Allowance for risk management assets/(1)(2)/       6         32       --         --          38

--------
/(1)/ Changes in price and credit reserves related to risk management activities are offset in the net mark-to-market income accounts reported in revenues.
/(2) /Amounts associated with model reserves, which are offset in the net mark-to-market income accounts reported in revenue, have been adjusted to reflect the correction in methodology discussed in Enterprise Risk Management, Valuation and Monitoring--Valuation Criteria and Management Estimates included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.