Form 10-Q/A
period 2002-03-31
DYNEGY HOLDINGS INC
filed 2003-05-15
CIK 1105055

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2002

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

           For the transition period from               to

                       Commission file number: 000-29311

                               -----------------

                             DYNEGY HOLDINGS INC.
            (Exact name of registrant as specified in its charter)

                           Delaware                                         94-3248415
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

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

                             DYNEGY HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
Part I. Financial Information

   Item 1. Condensed Consolidated Financial Statements (Unaudited and Restated):

   Condensed Consolidated Balance Sheets:
       March 31, 2002 and December 31, 2001...........................................   3
   Condensed Consolidated Statements of Operations:
       For the three months ended March 31, 2002 and 2001.............................   4
   Condensed Consolidated Statements of Cash Flows:
       For the three months ended March 31, 2002 and 2001.............................   5
   Notes to Condensed Consolidated Financial Statements...............................   6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations.......................................................................  29

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.................  52

Part II. Other Information

   Item 1. Legal Proceedings..........................................................  53

   Item 6. Exhibits and Reports on Form 8-K...........................................  53

                               INTRODUCTORY NOTE

   Dynegy Holdings Inc. ("Dynegy") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to reflect restatements relating to its audited consolidated financial statements as of December 31, 2001 and its unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2002 and 2001. These financial statements were previously included in Dynegy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which was originally filed with the SEC on May 20, 2002 (the "Original Filing"). These financial statements and the other financial information included in the Original Filing have been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements. Revised financial information for the periods presented reflecting these restatements was previously included in Dynegy's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was amended by Amendment No. 1 thereto filed with the SEC on April 16, 2003 (the "2001 Form 10-K/A"), and Dynegy's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which also was filed with the SEC on April 16, 2003 (the "2002 Form 10-K"). The restated financial and other information included in this Amendment No. 1 should be read together with the 2001 Form 10-K/A and the 2002 Form 10-K. Certain of the balance sheet and cash flow data included in this Amendment No. 1 has been revised from the comparable data included in Note 19--Quarterly Financial Information (Unaudited) beginning on page F-66 of the 2002 Form 10-K. This revised data, which reflects minor corrections for errors, should be read to replace and supersede the data previously included in the 2002 Form 10-K. In addition to the restatements described elsewhere herein, this Amendment No. 1 also includes certain other revisions to the Original Filing.

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER MAY 20, 2002 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ DYNEGY'S EXCHANGE ACT REPORTS FILED SINCE MAY 20, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE NOTE 10--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

                             DYNEGY HOLDINGS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)

                      SEE EXPLANATORY NOTE--RESTATEMENTS
                           (unaudited) (in millions)

                                                                                                           March 31, December 31,
                                                                                                             2002        2001
                                                                                                           --------- ------------
                                                  ASSETS
Current Assets
Cash and cash equivalents.................................................................................  $   378    $   144
Accounts receivable, net of allowance for doubtful accounts of $108 million and $108 million, respectively    2,790      2,969
Accounts receivable, affiliates...........................................................................       57         37
Inventory.................................................................................................      188        201
Assets from risk-management activities....................................................................    4,815      3,945
Prepayments and other assets..............................................................................    1,441      1,373
                                                                                                            -------    -------
   Total Current Assets...................................................................................    9,669      8,669
                                                                                                            -------    -------
Property, Plant and Equipment.............................................................................    9,407      7,581
Accumulated depreciation..................................................................................     (889)      (814)
                                                                                                            -------    -------
   Property, Plant and Equipment, Net.....................................................................    8,518      6,767
Other Assets
Investments in unconsolidated affiliates (Note 6).........................................................      812        803
Accounts receivable, affiliate............................................................................       --        185
Assets from risk-management activities....................................................................    3,317      2,212
Goodwill..................................................................................................    1,660        773
Other assets..............................................................................................      478        269
                                                                                                            -------    -------
   Total Assets...........................................................................................  $24,454    $19,678
                                                                                                            =======    =======
                                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable..........................................................................................  $ 2,648    $ 3,091
Accounts payable, affiliates..............................................................................       45         36
Accrued liabilities and other.............................................................................    1,566      1,265
Liabilities from risk-management activities...............................................................    4,548      3,347
Notes payable and current portion of long-term debt.......................................................      720        256
                                                                                                            -------    -------
   Total Current Liabilities..............................................................................    9,527      7,995
                                                                                                            -------    -------
Long-Term Debt............................................................................................    3,400      2,707
Other Liabilities
Accounts payable, affiliate...............................................................................       55         --
Liabilities from risk-management activities...............................................................    2,893      1,870
Deferred income taxes.....................................................................................      526        585
Other long-term liabilities...............................................................................      873        853
                                                                                                            -------    -------
   Total Liabilities......................................................................................   17,274     14,010
                                                                                                            -------    -------
Minority Interest.........................................................................................    1,021      1,003
Company Obligated Preferred Securities of Subsidiary Trust................................................      200        200
Commitments and Contingencies (Note 7)
Stockholder's Equity
Preferred stock...........................................................................................    1,501         --
Additional paid-in capital................................................................................    2,395      2,392
Accumulated other comprehensive income (loss), net of tax.................................................      (18)        10
Retained earnings.........................................................................................    1,049      1,031
Stockholder's Equity......................................................................................    1,032      1,032
                                                                                                            -------    -------
   Total Stockholder's Equity.............................................................................    5,959      4,465
                                                                                                            -------    -------
   Total Liabilities and Stockholder's Equity.............................................................  $24,454    $19,678
                                                                                                            =======    =======

           See notes to condensed consolidated financial statements.

                             DYNEGY HOLDINGS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                      SEE EXPLANATORY NOTE--RESTATEMENTS
                           (unaudited) (in millions)

                                                                           Three Months
                                                                         Ended March 31,
                                                                         ---------------
                                                                          2002     2001
                                                                         ------  -------
Revenues................................................................ $8,148  $12,704
Cost of sales (exclusive of depreciation shown below)...................  7,880   12,313
Depreciation and amortization...........................................     79       65
General and administrative expenses.....................................     95       78
Gain on sale of assets..................................................     --       (4)
                                                                         ------  -------
   Operating income.....................................................     94      252
Earnings (loss) from unconsolidated investments.........................     31       29
Interest expense........................................................    (54)     (33)
Other income (expense), net.............................................      1       (9)
Minority interest expense...............................................    (30)     (22)
Accumulated distributions associated with trust preferred securities....     (4)      (4)
                                                                         ------  -------
   Income (loss) before income taxes and change in accounting principle.     38      213
Income tax provision (benefit)..........................................     22       94
                                                                         ------  -------
Income (loss) from operations...........................................     16      119
Cumulative effect of change in accounting principle, net................     --        2
                                                                         ------  -------
Net Income (Loss)....................................................... $   16  $   121
                                                                         ======  =======



           See notes to condensed consolidated financial statements.

                             DYNEGY HOLDINGS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                      SEE EXPLANATORY NOTE--RESTATEMENTS
                           (unaudited) (in millions)

                                                                                  Three Months Ended
                                                                                     March 31,
                                                                                  -----------------
                                                                                   2002      2001
                                                                                   -----   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................................ $  16    $   121
Items not affecting cash flows from operating activities:
   Depreciation and amortization.................................................    77         62
   (Earnings) losses from unconsolidated investments, net of cash distributions..    (2)       (26)
   Risk-management activities....................................................   185         83
   Deferred income taxes.........................................................    17        164
   Cumulative effect of change in accounting principle...........................    --         (2)
   Other.........................................................................    44          6
Change in assets and liabilities resulting from operating activities:
   Accounts receivable...........................................................   211        591
   Inventory.....................................................................    10        166
   Prepayments and other assets..................................................    17        (62)
   Accounts payable and accrued liabilities......................................  (360)      (895)
   Other, net....................................................................    (9)        75
                                                                                   -----   -------
Net cash provided by operating activities........................................   206        183
                                                                                   -----   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.............................................................  (306)    (1,142)
Investment in unconsolidated affiliates..........................................    (3)       (44)
Business acquisitions, net of cash acquired......................................   (20)        --
Proceeds from asset sales........................................................     6         --
Affiliate transactions...........................................................   106        153
                                                                                   -----   -------
Net cash used in investing activities............................................  (217)    (1,033)
                                                                                   -----   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings...........................................   534        543
Repayments of long-term borrowings...............................................   (11)        --
Net cash flow from commercial paper and money market lines of credit.............  (255)       471
Other financing, net.............................................................    (8)       (17)
                                                                                   -----   -------
Net cash provided by financing activities........................................   260        997
                                                                                   -----   -------
Effect of exchange rate changes on cash..........................................   (15)         2
Net increase in cash and cash equivalents........................................   234        149
Cash and cash equivalents, beginning of period...................................   144         32
                                                                                   -----   -------
Cash and cash equivalents, end of period......................................... $ 378    $   181
                                                                                   =====   =======

           See notes to condensed consolidated financial statements.

                             DYNEGY HOLDINGS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

EXPLANATORY NOTE--RESTATEMENTS

   This Amendment No. 1 on Form 10-Q/A of Dynegy Holdings Inc. ("Dynegy" or the "Company") includes restatements relating to the Company's audited consolidated financial statements as of December 31, 2001 and its unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2002 and 2001. On April 16, 2003, Dynegy filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"), which included restated financial statements for each of the two years in the period ended December 31, 2001. The 2002 Form 10-K also included restated financial information for the three-month periods ended March 31, 2002 and 2001. The restatements relate to the following:

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

  . the recognition of additional assets, accrued liabilities and debt associated with certain lease arrangements, as well as depreciation and amortization expense for the related assets,

  . the recognition of an other-than-temporary decline in value of a technology investment in the third quarter of 2001 rather than the second quarter of 2002,

  .   corrections to the Company's previous accounting for income taxes, and

  . other adjustments that arose during the re-audit of the Company's 1999-2001 financial statements.

   Specifically, the restatements are as follows:

   Project Alpha. Dynegy entered into the Project Alpha structured natural gas transaction in April 2001. As described in a Current Report on Form 8-K dated April 25, 2002 (the "Alpha Form 8-K"), Dynegy restated the cash flow associated with the related gas supply contract as a financing activity in its consolidated statements of cash flows for 2001. The effect of this restatement was to reclassify approximately $290 million of previously disclosed 2001 operating cash flow to financing cash flow. The effect of this restatement had no impact on the previously disclosed operating cash flow for the three-month period ended March 31, 2001. Following the disclosure in the Alpha Form 8-K and in connection with a further review of Project Alpha, Arthur Andersen LLP ("Andersen") informed the Company that it could no longer support its tax opinion relating to the transaction. Andersen's change in position was based in part on its conclusion that the reclassification of cash flow from operations to cash flow from financing lessened the factual basis for the opinion. Dynegy's financial statement recognition of the tax benefit in 2001 was based principally on the Company's assessment of the relevant issues, as corroborated by Andersen's tax opinion. After the withdrawal of Andersen's tax opinion, management concluded that sufficient support to include the income tax benefit for financial statement presentation purposes no longer existed, the effect of which was a reversal of approximately $79 million of tax

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

benefit previously recognized by the Company during the second, third and fourth quarters of 2001. This decision had no impact on the tax benefit previously reported for the three-month period ended March 31, 2001. Andersen further advised the Company that its audit opinion relating to 2001 should no longer be relied upon as a result of the pending restatements relating to Project Alpha and such audit opinion has been withdrawn. Dynegy subsequently concluded that its restated consolidated financial statements would include the consolidation of ABG Gas Supply, LLC ("ABG"), one of the entities formed in connection with the transaction. The consolidation of ABG, which had no effect on reported net income for the three-month period ended March 31, 2001, is included herein based on compilations of financial information received from an agent of ABG's equity holders.

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

   The table below reflects the impact on net income for the three months ended March 31, 2002 and 2001 related to this restatement.

                                          Three Months
                                              Ended
                                            March 31
                                          -------------
                                          (in millions)
                        Net Income (Loss)
                        2001.............      $22
                        2002.............        4

   Corrected Hedge Accounting. The Company adopted Statement No. 133 effective January 1, 2001 and reflected certain contracts as cash flow hedges upon such adoption. Management has subsequently determined that following the initial adoption of Statement No. 133, the documentation of compliance requirements under the standard, particularly as it relates to documentation and the periodic assessment of hedge effectiveness, was inadequate to support the accounting method previously applied. In addition, the Company determined that it had incorrectly accounted for certain derivative transactions prior to the adoption of Statement No. 133. The resulting restatement reflects the accounting for these contracts on a mark-to-market basis rather than on the hedge accounting basis previously employed. The correction in the accounting method for these contracts decreased net income for the three-month period ended March 31, 2002 by $27 million and increased net income for the three-month period ended March 31, 2001 by $15 million. This correction had no impact on previously reported cash flows from operations in any period.

   Restated Forward Power Curve Methodology. The Company values substantially all of its natural gas marketing, power marketing and portions of its natural gas liquids marketing operations under a mark-to-market accounting methodology. The estimated fair value of the marketing and trading portfolio is computed by multiplying all existing positions in the portfolio by estimated prices, reduced by a LIBOR-based time value of money adjustment and deduction of reserves for credit, price and market liquidity risks. Dynegy uses a

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

combination of market quotes, derivatives of market quotes and proprietary models to periodically value this portfolio as required by generally accepted accounting principles ("GAAP"). Market quotes are used for near-term transactions, where such quotes are generally available; derivatives of market quotes are used for mid-term transactions, where broker quotes are only marginally available; and proprietary models are used for long-term transactions, where broker quotes or other objective pricing indicators typically are not available. Beginning in the third quarter 2001, the Company began to enter into longer-term power transactions in the United States with respect to which no broker quotes or other market data was available; consequently, the Company applied a proprietary model to estimate forward prices and, in turn, the fair market value of these longer-term power transactions.

   During January 2003, in connection with the re-audit of the Company's 1999-2001 financial statements and an assessment of various accounting policies, the Company reconsidered the model-based methodology used to value the portions of its power marketing and trading portfolio for which broker quotes were not available. Under the Company's prior methodology, forward curves used to calculate the value of its long-term U.S. power contracts were derived from a proprietary model based on a required rate of return on investments in new generation facilities. The primary disadvantage of this type of methodology, which had been confirmed by the Company's former independent auditors prior to the withdrawal of their audit opinion for unrelated matters, is that, in certain circumstances, it may not reflect true market prices in future years. After reconsidering the appropriateness of this methodology in light of changing industry circumstances and in connection with the re-audit, in late January 2003 the Company determined that, beginning with the third quarter 2001, a different forward power curve methodology would more appropriately reflect the value of its long-term power contracts.

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

   The change decreased reported net income for the three-month period ended March 31, 2002 by $74 million. There was no change to reported net income for the three-month period ended March 31, 2001.

   Restated Lease Accounting. The Company previously accounted for seven generation lease arrangements as operating leases. Its previous accounting treatment of these lease arrangements, which was confirmed by the Company's former independent auditors prior to the withdrawal of their audit opinion for unrelated matters, reflected its belief that these arrangements satisfied the applicable GAAP requirements so as to justify their treatment as operating leases. However, these requirements are very technical and subject to a high degree of interpretation. During the course of the re-audit of the Company's financial statements for 1999-2001, the Company analyzed its accounting for these arrangements and considered a variety of factors, including interpretations of the applicable GAAP requirements. Upon completion of this analysis and discussions with PricewaterhouseCoopers LLP, in January 2003, the Company determined it necessary to correct its accounting for these lease arrangements to recognize on its balance sheet the related assets as of the inception of five of these arrangements. Although the Company previously amended the agreements relating to six generation lease arrangements so as to require them to be treated as capital leases in the second quarter 2002, the restatement of the accounting originally applied to these arrangements results in the recognition of the related assets as of an earlier date. Consequently, the Company's previously reported net income has been reduced, reflecting the

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

recognition of depreciation and amortization expenses associated with the related assets. In addition, balance sheet amounts have been adjusted for this change as follows:

                                            March 31, December 31,
                                              2002        2001
                                            --------- ------------
                                               ($ in millions)
              Accounts receivable..........   $(231)      $ --
              Prepayments and other assets.    (579)        --
              Property, plant and equipment     841        713
              Accrued liabilities and other     307        447
              Long-term debt...............    (344)       342

   Please read Note 7--Debt in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended by Amendment No. 1 thereto filed with the SEC on April 16, 2003 (the "2001 Form 10-K/A"), for further discussion.

   The change decreased reported net income by $1 million for the three-month period ended March 31, 2002. There was no change to reported net income for the three-month period ended March 31, 2001.

   Valuation of Technology Investment. The Company acquired the common stock of a technology investment in the second quarter 2000. In the second quarter 2002, after several quarters of declines in the market price of the investment, the Company determined that the decline in value was other-than-temporary. As such, the Company recognized a $12 million after-tax charge during the second quarter 2002. Upon further review, the Company determined it incorrectly delayed recognition of the charge associated with this investment, as the decline in value through September 30, 2001 met the "other-than-temporary" threshold. Therefore, the Company has restated the financial statements to record the impairment in the third quarter 2001. This restatement had no impact on reported net income for the three-month periods ended March 31, 2002 or 2001.

   Correction for Income Taxes. During the course of the re-audit of its 1999-2001 financial statements, the Company reviewed its previous accounting for income taxes and determined that it made errors in accounting for certain tax matters. These errors related to book-tax basis differences that were reflected as permanent differences as opposed to temporary differences, the failure to record differences between the amounts recognized as income tax provision and the amounts actually reflected in the applicable income tax returns, adjustments related to book and tax-basis balance sheet reconciliations and changes in estimates of tax contingencies. The Company has restated its financial statements to correct these errors, resulting in additional deferred tax expense. The restatement decreased reported net income for the three-month period ended March 31, 2002 by $23 million and for the three-month period ended March 31, 2001 by $21 million.

   Other Adjustments Arising During the Re-Audit. PricewaterhouseCoopers LLP re-audited Dynegy's 1999-2001 financial statements. The re-audit was completed in April 2003. The Company has restated its 1999-2001 financial statements to correct various errors that were identified during the course of the re-audit, which restatements are reflected in the 2001 Form 10-K/A and the 2002 Form 10-K). The corrections principally relate to the timing on which various transactions were recorded in the ordinary course of business. The corrections resulted in reductions to previously reported net income for the three-months ended March 31, 2002 and 2001 of approximately $25 million and $21 million, respectively.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001


   A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the Original Filing is as follows (in millions):

                     RESTATED SELECTED BALANCE SHEET DATA

                                               March 31,
                                                 2002
                                             -------------
                                             (in millions)
                      Current Assets
                         As Reported........    $10,362
                         Restatement Effect.       (693)
                                                -------
                         As Restated........    $ 9,669
                                                =======
                      Total Assets
                         As Reported........    $24,460
                         Restatement Effect.         (6)
                                                -------
                         As Restated........    $24,454
                                                =======
                      Current Liabilities
                         As Reported........    $ 9,481
                         Restatement Effect.         46
                                                -------
                         As Restated........    $ 9,527
                                                =======
                      Total Liabilities
                         As Reported........    $16,848
                         Restatement Effect.        426
                                                -------
                         As Restated........    $17,274
                                                =======
                      Stockholder's Equity
                         As Reported........    $ 6,440
                         Restatement Effect.       (481)
                                                -------
                         As Restated........    $ 5,959
                                                =======

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001


                        RESTATED RESULTS OF OPERATIONS

                                                 Three
                                                Months
                                                 Ended
                                               March 31,
                                             -------------
                                             (in millions)
                      2002
                      Net Income (Loss):
                         As Reported........     $ 162
                         Restatement Effect.      (146)
                                                 -----
                         As Restated........     $  16
                                                 =====
                      2001
                      Net Income (Loss):
                         As Reported........     $ 126
                         Restatement Effect.        (5)
                                                 -----
                         As Restated........     $ 121
                                                 =====

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001


                       RESTATED SELECTED CASH FLOW DATA

                                                 Three
                                                Months
                                                 Ended
                                               March 31,
                                             -------------
                                             (in millions)
                      2002
                      Operating Cash Flows:
                         As Reported........    $   246
                         Restatement Effect.        (40)
                                                -------
                         As Restated........    $   206
                                                =======
                      Investing Cash Flows:
                         As Reported........    $  (215)
                         Restatement Effect.         (2)
                                                -------
                         As Restated........    $  (217)
                                                =======
                      Financing Cash Flows:
                         As Reported........    $   218
                         Restatement Effect.         42
                                                -------
                         As Restated........    $   260
                                                =======
                      2001
                      Operating Cash Flows:
                         As Reported........    $   173
                         Restatement Effect.         10
                                                -------
                         As Restated........    $   183
                                                =======
                      Investing Cash Flows:
                         As Reported........    $  (945)
                         Restatement Effect.        (88)
                                                -------
                         As Restated........    $(1,033)
                                                =======
                      Financing Cash Flows:
                         As Reported........    $   919
                         Restatement Effect.         78
                                                -------
                         As Restated........    $   997
                                                =======

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

   PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER MAY 20, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS FIRST QUARTER 2002 FORM 10-Q). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MAY 15, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE NOTE 10--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

NOTE 1--ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). These interim financial statements and notes thereto should be read in conjunction with the restated consolidated financial statements and notes thereto included in the 2001 Form 10-K/A, which includes restated financial statements for 1999-2001 reflecting the revisions described in the Explanatory Note above.

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

NOTE 2--CHANGES IN ACCOUNTING PRINCIPLES

   On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142. Statement No. 142 discontinues goodwill amortization over its estimated useful life; rather, goodwill is subject to at least an annual fair-value based impairment test. The Company adopted Statement No. 142 effective January 1, 2002. The changes in the carrying amount of goodwill for each of Dynegy's reportable business segments for the three-month period ended March 31, 2002 are as follows:

                                      Wholesale  Dynegy   Transmission
                                       Energy   Midstream      &
                                       Network  Services  Distribution Total
                                      --------- --------- ------------ ------
  Balances as of January 1, 2002.....   $757       $16        $ --     $  773
  Goodwill acquired during the period     --        --         887        887
                                        ----       ---        ----     ------
  Balances as of March 31, 2002......   $757       $16        $887     $1,660
                                        ====       ===        ====     ======

   Goodwill acquired during the period relates to the acquisition of Northern Natural Gas Company ("Northern Natural"). (See Note 3 below.)

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001


   The following table sets forth what net income would have been in the three months ended March 31, 2001 exclusive of goodwill amortization during the period compared to net loss for the three months ended March 31, 2002.

                                                     Three Months
                                                       Ended
                                                     March 31,
                                                     ------------
                                                     2002      2001
                                                     ----      ----
                                                     ($ in millions)
                    Reported net income (loss)...... $16       $121
                    Add back: Goodwill amortization.  --          3
                                                     ---       ----
                    Adjusted net income (loss)...... $16       $124
                                                     ===       ====

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

   Further, Statement No. 145 amends paragraph 14(a) of Statement of Financial Accounting No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. Statement No. 145 is effective for transactions occurring after May 15, 2002, and the Company is evaluating the future financial effects, if any, of adopting Statement No. 145.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001


NOTE 3--BUSINESS COMBINATIONS AND OTHER ACQUISITIONS

   In November 2001, Dynegy Inc. acquired 1,000 shares of Series A Preferred Stock ("Series A Preferred Stock") in Northern Natural for $1.5 billion. In connection with the investment, Dynegy acquired an option to purchase all of the equity of Northern Natural's indirect parent company. Dynegy exercised its option to acquire the indirect parent of Northern Natural in November 2001 upon termination of the merger agreement with Enron. The exercise price for the option was $23 million subject to adjustment based on Northern Natural's indebtedness and for the amount of working capital at closing. Subsequent litigation relating to the option was settled in part by the parties on January 3, 2002, and the closing of the option exercise occurred on January 31, 2002. Enron still maintains a damage action that Dynegy's exercise of the option was wrongful. (See Note 7 below.)

   At January 31, 2002, Northern Natural had approximately $950 million of debt outstanding. Approximately $500 million of this debt consisted of senior unsecured notes with maturities ranging from 2005 to 2011. The remaining $450 million consisted of a secured line of credit due November 2002. In order to obtain a bondholder consent required in connection with the Northern Natural acquisition, Dynegy agreed to effect a tender offer for one series of $100 million of Northern Natural's senior unsecured notes. On April 26, 2002, Dynegy purchased $90 million of the notes due 2005 pursuant to such tender offer. An Enron subsidiary has the option through June 30, 2002 to repurchase the Series A Preferred Stock and equity in Northern Natural's parent by repayment of the purchase price, subject to adjustments for working capital and indebtedness.

   Northern Natural is consolidated with Dynegy's operations beginning February 1, 2002. The following table reflects certain unaudited pro forma information for Dynegy for the periods presented as if the Northern Natural acquisition had taken place on January 1, 2001 (in millions).

                                                                         Three     Three
                                                                        Months    Months
                                                                         Ended     Ended
                                                                       March 31, March 31,
                                                                         2002      2001
                                                                       --------- ---------
Pro forma revenues....................................................  $8,206    $12,879
Pro forma income from operations before change in accounting principle      47        167
Pro forma net income..................................................      47        169

NOTE 4--COMMERCIAL OPERATIONS, RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

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

   The nature of the Company's business necessarily involves certain market and financial risks. The Company routinely enters into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and the Company's strategy for mitigating these risks are more fully described in Note 3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K").

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001


   The Company recorded the impact of the adoption of Statement No. 133, as amended, as a cumulative effect adjustment in the Company's consolidated results on January 1, 2001. The amounts recorded, which are immaterial to net income and the Company's financial position, are as follows (in millions):

                                                             Other
                                                   Net   Comprehensive
                                                  Income    Income
                                                  ------ -------------
          Adjustment to fair value of derivatives  $ 3       $105
          Income tax effects.....................   (1)       (44)
                                                   ---       ----
             Total...............................  $ 2       $ 61
                                                   ===       ====

   Changes in stockholder's equity related to derivatives for the three-month period ended March 31, 2002 were as follows, net of tax (in millions):

                Balance at December 31, 2001.............. $ 8
                Current period decrease in fair value, net  (1)
                Reclassifications to earnings, net........  (9)
                                                           ---
                   Balance at March 31, 2002.............. $(2)
                                                           ===

   Accumulated Other Comprehensive Loss, Net of Tax, is included in Stockholder's Equity on the Condensed Consolidated Balance Sheet as follows (in millions):

 Statement No. 133, net................................................. $ (2)
 Currency translation adjustment........................................  (15)
 Unrealized loss on available-for-sale securities, net..................   (1)
                                                                         ----
    Accumulated other comprehensive loss, net of tax, at March 31, 2002. $(18)
                                                                         ====

   Other comprehensive income (loss) is as follows (in millions):

                                                 March 31, March 31,
                                                   2002      2001
                                                 --------- ---------
           Net income...........................   $ 16      $121
           Other comprehensive income (loss)....    (28)       41
                                                   ----      ----
              Total comprehensive income (loss).   $(12)     $162
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

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

generation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. Interest rate swaps are used to convert the floating interest-rate component of certain obligations to fixed rates.

   The Company determined that its documentation and assessment of hedge effectiveness related to certain contracts entered into to hedge fuel requirements and power sales commitments was incomplete. As a result, the accounting for these contracts has been restated herein. Otherwise, during the three months ended March 31, 2002 and 2001, there was no material ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

   The balance in other comprehensive income at March 31, 2002 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of electricity or liquids, payments of interest and recognition of operating lease expense, as applicable to each type of hedge. Of this amount, approximately $2 million in losses, net of taxes, is estimated to be reclassed into earnings over the 12-month period ending March 31, 2003. Actual amounts ultimately reclassed to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

   The Company also enters into derivative instruments which qualify as fair-value hedges. For derivatives treated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in current period earnings. The Company uses interest rate-swaps to convert a portion of its non-prepayable fixed-rate debt into variable-rate debt. During the three months ended March 31, 2002 and 2001, there was no ineffectiveness from changes in fair value of hedge positions, and no amounts were excluded from the assessment of hedge effectiveness. Additionally, no amounts were recognized in relation to firm commitments that no longer qualified as fair-value hedge items.

   The Company has investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses derivative financial instruments, including foreign exchange forward contracts and cross currency interest rate swaps, to hedge this exposure. For derivatives treated as hedges of net investment in foreign operations, the effective portion of changes in the fair value of the derivative is recorded in the cumulative translation adjustment. For the three months ended March 31, 2002, approximately $5 million of net gains related to these contracts were included in the cumulative translation adjustment. There was no net impact on the cumulative translation adjustment in the first quarter 2001.

NOTE 5--DEBT

   Dynegy closed a $900 million unsecured revolving credit agreement with a syndicate of commercial banks on April 29, 2002. This facility, which matures on April 28, 2003, replaced an expiring $1.2 billion revolving credit agreement. The new facility provides funding for working capital, capital expenditures and general corporate purposes. Generally, borrowings under the credit agreement bear interest at a Eurodollar rate plus a margin that is determined based on designated unsecured debt ratings. The increase in this margin over the margins under the expired facility is expected to result in an increase in the fees paid by Dynegy compared to the fees paid under the expiring facility. Specifically, Dynegy expects to pay approximately $1.4 million in additional borrowing fees during the term of the new facility and paid approximately $3.2 million in additional

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

upfront fees in connection with the closing of the new facility. Financial covenants include a debt-to-capitalization test (which takes into account certain lease and similar commitments of Dynegy and its subsidiaries) and a newly added 3.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA")-to-interest test. The permissible threshold for the debt-to-capitalization test was lowered in the new facility from 65% to 60%. Other newly added covenants in the new facility include subordination of certain intercompany debt owed to Dynegy Inc. and its subsidiaries (other than Dynegy and its subsidiaries), restrictions on liens and limitations prohibiting subsidiary debt at Dynegy Marketing & Trade, Dynegy Power Marketing, Inc. and Dynegy Midstream Services, Limited Partnership. Default provisions include cross payment default of Dynegy Inc., Dynegy or any principal subsidiary with respect to debt or other similar obligations that exceed $100 million, cross acceleration of Dynegy Inc., Dynegy or any principal subsidiary under any instrument covering debt or similar obligations that exceed $100 million and bankruptcy or receivership of Dynegy Inc., Dynegy or any principal subsidiary. The new facility does not contain any defaults relating to material adverse changes in the condition of Dynegy Inc. or Dynegy after the closing date or to changes in Dynegy Inc.'s or Dynegy's credit ratings. The new facility also does not contain a "term-out" provision that would permit Dynegy Inc. to extend the maturity for borrowings under the facility beyond the facility's April 28, 2003 maturity date.

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

   On April 10, 2001, ABG Gas Supply entered into a credit agreement with a consortium of lenders in order to provide financing associated with Project Alpha. Advances under the agreement allowed ABG Gas Supply to purchase NYMEX natural gas contracts with the underlying physical gas supply to be sold to Dynegy Marketing and Trade under an existing natural gas purchases and sales agreement. The credit agreement requires ABG Gas Supply to repay the advances in monthly installments commencing February 2002 through December 2004 from funds received from Dynegy Marketing and Trade under the natural gas purchases and sales agreement. The advances bear interest at a Eurodollar rate plus a margin as defined in the agreement. Advances of $307 million were outstanding under this agreement at March 31, 2002.

NOTE 6--INVESTMENTS IN UNCONSOLIDATED AFFILIATES

   Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

these affiliates is reflected in the Condensed Consolidated Statements of Operations as Earnings (Loss) from Unconsolidated Investments. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $767 million and $755 million at March 31, 2002 and December 31, 2001, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company. The Company holds investments in three joint ventures in which Chevron U.S.A. or its affiliates are investors. For additional information about these investments, please read Note 6 to the 2001 Form 10-K.

   Generation Assets. Investments primarily include ownership interests in eight joint ventures that own fossil fuel electric generation facilities in diverse geographic regions. The Company's ownership is generally 50 percent in the majority of these ventures. The Company's aggregate net investment of $621 million at March 31, 2002 represents approximately 2,400 MW of net generating capacity. Dynegy's most significant investment in generating capacity is its interest in West Coast Power, LLC ("West Coast Power"), a 50 percent owned venture with NRG Energy Inc. ("NRG") representing approximately 1,400 MW of net generating capacity in California. The net investment in West Coast Power totaled approximately $325 million at March 31, 2002. West Coast Power provided equity earnings of approximately $15 million and $12 million in the quarterly periods ending March 31, 2002 and 2001, respectively.

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

   Summarized aggregate financial information for these investments and Dynegy's equity share thereof was (in millions):

                                   Three Months Ended March 31,
                                   --------------------------
                                       2002           2001
                                   ------------   -------------
                                           Equity        Equity
                                   Total   Share  Total  Share
                                   -----   ------ ------ ------
                  Revenues........ $698     $267  $1,362  $547
                                   ----     ----  ------  ----
                  Operating margin $167     $ 62  $  143  $ 59
                                   ----     ----  ------  ----
                  Net income...... $ 97     $ 31  $   69  $ 26
                                   ----     ----  ------  ----

   Other Investments. In addition to these equity investments, the Company holds interests in companies for which it does not have significant influence over the operations. These investments are accounted for by the cost method. Such investments totaled $32 million and $39 million at March 31, 2002 and December 31, 2001, respectively.

   The Company also owns securities that have a readily determinable fair market value and are considered available-for-sale. The market value of these investments at March 31, 2002 and December 31, 2001 was estimated to be $13 million and $9 million, respectively.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

NOTE 7--COMMITMENTS AND CONTINGENCIES

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS NOTE 7, WHICH WAS PRESENTED IN THE COMPANY'S FIRST QUARTER 2002 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON MAY 20, 2002 IN ORDER TO REFLECT MATERIAL CHANGES IN OR UPDATES TO THE COMPANY'S MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF ITS 2001 FORM 10-K, DOES NOT REFLECT EVENTS OCCURRING AFTER MAY 20, 2002. FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN, OR UPDATES TO, THE COMPANY'S MATERIAL LEGAL PROCEEDINGS, PLEASE READ ITS EXCHANGE ACT REPORTS FILED SINCE MAY 20, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE NOTE 10--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

   Please see Note 11, "Commitments and Contingencies," to the 2001 Form 10-K for a description of the Company's material legal proceedings. Set forth below is a description of any material developments that have occurred with respect to such proceedings since the Company's original filing of the 2001 Form 10-K and a description of any new matters that have arisen during the quarter.

   We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5 "Accounting for Contingencies." For environmental matters, we record liabilities when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Please read Note 2--Accounting Policies of the 2001 Form 10-K for further discussion.

   With respect to several of the items listed below, Dynegy has determined that a loss is not probable or that any such loss, to the extent probable, is not reasonably estimable. Notwithstanding the foregoing, Dynegy's management has assessed the matters described below based on currently available information and made an informed judgment concerning the potential outcome of such matters, giving due consideration to the nature of the claim, the amount and nature of damages sought and the possibility of success. Management's judgment may, as a result of facts arising prior to resolution of these matters or other factors, prove inaccurate and investors should be aware that such judgment is made subject to the known uncertainty of litigation.

   Baldwin Station Litigation. As previously described in the 2001 Form 10-K, Illinois Power ("IP") and Dynegy Midwest Generation, Inc. (collectively, the Defendants) are the subject of a Notice of Violation ("NOV") from the Environmental Protection Agency (the "EPA") and a complaint filed by the EPA and the Department of Justice alleging violations of the Clean Air Act, the regulations promulgated under the Act. Similar notices and complaints have been filed against a number of other utilities. Both the NOV and the complaint allege that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under the Prevention of Significant Deterioration and/or the New Source Performance Standards regulations. When activities that meet the definition of "major modifications" occur and they are not otherwise exempt, the Act and related regulations generally require that generating facilities meet more stringent emissions standards, which may entail the installation of potentially costly pollution control equipment. The Defendants filed an answer denying all claims and asserting various specific defenses, and a trial date of February 11, 2003 has been set.

   None of the Defendants' other facilities are covered in the complaint and NOV, but the EPA has officially requested information concerning activities at the Defendants' Vermilion, Wood River, and Hennepin Plants as

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

well as Dynegy Northeast Generation's Danskammer Plant. It is possible that the EPA will eventually commence enforcement actions based on activities at those plants as well. The EPA has also recently requested information concerning activities at Dynegy Northeast Generation's Roseton Plant. The EPA has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The EPA may also seek to require installation of the "best available control technology" (or the equivalent) at the Baldwin Station, and possibly at the Vermillion, Wood River, Hennepin, Danskammer, and Roseton Plants if the EPA initiates and successfully prosecutes enforcement actions against those plants.

   California Market Litigation. As previously described in the 2001 Form 10-K, six class action lawsuits have been filed against various Dynegy entities based on the events occurring in the California power market. The complaints allege violations of California's Business and Professions Code, Unfair Trade Practices Act and various other statutes. The plaintiffs allege that the defendants, including the owners of in-state generation and various power marketers, conspired to manipulate the California wholesale power market to the detriment of California consumers. Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages.

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

   On March 11, 2002, the California Attorney General filed, on behalf of the People of the State of California, complaints in San Francisco Superior Court against several energy generators, including subsidiaries of West Coast Power and indirectly by Dynegy. The complaints allege that since June 1998, these generators sold power in the open market that should have been held in emergency reserve for the State. In the aggregate, the complaints seek more than $150 million in penalties, restitution and return of profits from the generators.

   On April 23, 2002, T&E Pastorino and Pastorino & Son Nursery filed a class action complaint in the Superior Court of the State of California for the County of San Mateo. Named as defendants are various generators and marketers, including Dynegy and certain affiliates. The complaint alleges unfair, unlawful and deceptive practices in violation of the California Unfair Business Practices Act and seeks to enjoin illegal conduct, restitution and unspecified damages. While some of the allegations in this lawsuit are similar to the allegations in the other six lawsuits, this lawsuit includes additional allegations based on events occurring subsequent to the filing of the other six lawsuits. These additional allegations include allegations similar to those made by the California Attorney General in the March 11, 2002 suit described above as well as allegations that contracts between these generators and the California Department of Water Resources (the "DWR") constitute unfair business practices resulting from market manipulation.

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

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

contracts with the DWR, took advantage of a manipulated market to overcharge for electricity. The suit, which was filed on behalf of California taxpayers, seeks to halt enforcement of the existing DWR contracts to the extent that the contracted prices are found to be unfair. The suit further seeks damages in the amount of the alleged excess prices under the contracts.

   Dynegy believes that it has meritorious defenses to these claims and intends to defend vigorously against them. Dynegy is unable to estimate the range of possible loss that could be incurred with respect to these lawsuits. However, an adverse result in any of these proceedings could have a material adverse effect on its financial condition and results of operations.

   As previously described in the 2001 Form 10-K, on February 13, 2002, the FERC initiated an investigation of possible manipulation of natural gas and power prices in the western United States during the period from January 2001 through the present. On May 8, 2002, in response to three memoranda discovered by the FERC allegedly containing evidence of market manipulation by Enron in California, the FERC issued data requests for information to all sellers in the California Independent System Operator (the "ISO") and the California Power Exchange (the "PX") markets during 2000 and 2001 seeking information with respect to whether those sellers engaged in trading strategies described in the three Enron memoranda. Responses to the data requests are due on May 22, 2002. The California State Senate has issued similar data requests.

   Based on its investigation to date, Dynegy believes that its trading practices are consistent with applicable law and tariffs and will continue to cooperate fully with the FERC's investigation. However, the Company is continuing to assess these allegations and cannot predict with certainty how such allegations will ultimately be resolved.

   In addition, as previously described in the 2001 Form 10-K, on February 25, 2002 the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between the DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. The FERC recently set these complaints for evidentiary hearing. The hearing, which will be deferred until completion of settlement talks currently scheduled to begin on May 16, 2002, will be limited to the question whether the California real-time market adversely affected the long-term bilateral markets to the extent that modifications to the DWR power contracts are required. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict the outcome of this matter.

   On March 20, 2002, the California Attorney General filed, on behalf of the People of the State of California, a complaint with the FERC against numerous power marketers and energy generators, including those owned directly by West Coast Power and indirectly by Dynegy. The complaint alleges that during 2000-2001, these marketers and generators failed to file with sufficient specificity the required quarterly reports under the Federal Power Act relating to sales to the ISO, the PX and the California Energy Resources Scheduling Division of the DWR, thereby making unlawful the market-based rates charged by these entities. The complaint seeks retroactive refunds to the extent such rates are found by the FERC to exceed just and reasonable levels. The Company believes it has meritorious defenses and will vigorously defend against these claims.

   Enron Litigation. As previously described, Dynegy Inc. and Dynegy were sued on December 2, 2001 by Enron and Enron Transportation Services Co. in the United States Bankruptcy Court for the Southern District of

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

New York, Adversary Proceeding No. 01-03626 (AJG). Enron claimed that Dynegy Inc. materially breached the Merger Agreement dated November 9, 2001 between Enron and Dynegy Inc. and related entities by wrongfully terminating that Agreement on November 28, 2001. Enron also claims that Dynegy wrongfully exercised its option to take ownership of Northern Natural under an Option Agreement dated November 9, 2001. Enron seeks damages in excess of $10 billion and declaratory relief against Dynegy Inc. for breach of the Merger Agreement. Enron seeks unspecified damages against Dynegy Inc. and Dynegy for breach of the Option Agreement. Dynegy filed an answer on February 4, 2002, denying all material allegations. On April 12, 2002, the Bankruptcy Court granted Dynegy's motion to transfer venue in the proceeding to the United States District Court for the Southern District of Texas (Houston Division). Discovery in this proceeding has not yet commenced.

   In the 2001 Form 10-K, Dynegy also described a suit filed against Dynegy Inc. and Dynegy by Ann C. Pearl and Joel Getzler in the United States District Court for the Southern District of New York, Cause No. 01CV1165. Plaintiffs filed the lawsuit as a purported class action on behalf of all persons or entities that owned common stock of Enron Corp. as of November 28, 2001. A similar suit was filed by Bernard D. Shapiro and Peter Strub in the 129th Judicial District Court for Harris County, Texas, Cause No. 2002-00080. Plaintiffs in each case allege that they are intended third party beneficiaries of the Merger Agreement dated November 9, 2001 among Enron and Dynegy Inc. and related entities. Plaintiffs claim that Dynegy materially breached the Merger Agreement by, inter alia, wrongfully terminating that agreement. Plaintiffs also claim that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs seek unspecified damages and other relief.

   Before any ruling on Dynegy's motion to transfer venue in the Pearl/Getzler case, and before any further proceedings in either of these actions, Enron moved before the Bankruptcy Court for an order staying all further prosecution of both the Pearl/Getzler case and the Shapiro/Strub case pursuant to the automatic stay provision contained in the Bankruptcy Code. On April 12, 2002, Enron's stay motion was granted. Thereafter, the Shapiro/Strub matter was withdrawn without prejudice, but the Pearl/Getzler plaintiffs filed an appeal from the Bankruptcy Court's stay order, which appeal is pending.

   Dynegy believes that it has meritorious defenses against these claims and intends to vigorously defend against them. Dynegy is unable to estimate the range of possible loss that could be incurred with respect to these lawsuits. However, an adverse result in any of these proceedings could have a material adverse effect on its financial position and results of operations.

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

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001


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

   The information gathered to date indicates that the trades were consummated outside the view of other trading parties and, accordingly, could not have impacted market prices. In addition, the volumes, revenues and costs of sales associated with the trades were excluded from in the Company's December 31, 2001 year-end operating statistics as reflected in the 2001 Form 10-K and are excluded from the operating statistics for the three months ended March 31, 2002. The Company had previously disclosed its first quarter 2002 results of operations in an earnings release dated April 30, 2002. In that release, 2002 first quarter revenues and 2002 first quarter costs of sales each contained $236 million related to these trades. These amounts netted to zero in the operating margin line, resulting in no net income effect from the trades in that press release. For the purposes of reporting herein, the revenues and costs of sales for accrued portions of the CMS Energy trades have been excluded from the Company's December 31, 2001 and March 31, 2002 Revenues or Costs of Sales in the Consolidated Statements of Operations. The volumes related to these CMS Energy trades were excluded from the Operating Statistics for the WEN segment in the 2001 Forms 10-K and 10-K/A and the 2002 Forms 10-Q and 10-Q/A.

   Based on the Company's preliminary investigation, although certain simultaneous buy and sell trades have been consummated, Dynegy believes that it has not performed any simultaneous buy and sell trades with counterparties for the purpose of artificially increasing its trading volumes or revenues. The Staff of the U.S. Commodity Futures Trading Commission ("CFTC") has requested that Dynegy voluntarily provide information to the Division of Enforcement of the CFTC relating to, among other things, trading activities on Dynegydirect, the Company's on-line trading platform, including all trades or trading activities between Dynegy and CMS Energy in November 2001. The Staff of the CFTC also has requested that Dynegy voluntarily provide information relating to the Company's trading activities in the California power market. The Company expects that Project Alpha, the CMS Energy trades and other previously consummated transactions may be reviewed by other governmental and regulatory agencies with competent jurisdiction. Dynegy intends to cooperate fully with any and all such reviews.

NOTE 8--REGULATORY ISSUES

   The Company is subject to regulation by various federal, state, local and foreign agencies, including extensive rules and regulations governing transportation, transmission and sale of energy commodities as well as the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these regulations requires general and administrative, capital and operating expenditures including those

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. In addition, the U.S. Congress has before it a number of bills that could impact regulations or impose new regulations applicable to Dynegy and its subsidiaries. The Company cannot predict the outcome of these bills or other regulatory developments or the effects that they might have on its business. For a more detailed description of regulatory issues affecting the Company's business, please refer to "Item 1. Business--Regulation" in the 2001 Form 10-K.

NOTE 9--SEGMENT INFORMATION

   Dynegy's operations are divided into three reportable segments: Wholesale Energy Network (WEN), Dynegy Midstream Services (DMS) and Transmission and Distribution (T&D). WEN is engaged in a broad array of businesses, including physical supply, of and risk-management activities around, wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream liquids processing and marketing businesses and worldwide natural gas liquids marketing and transportation operations. Dynegy's T&D segment includes the operations of Northern Natural. Northern Natural's 16,600 miles of pipeline extend from the Permian Basin in Texas to the Upper Midwest, providing extensive access to major utilities and industrial customers. Northern Natural's storage capacity is 59 billion cubic feet (Bcf) and its market area capacity is approximately 4.3 Bcf per day.

   Dynegy accounts for intercompany transactions at prevailing market rates. Unaudited operating segment information for the three months ended March 31, 2002 and 2001 is presented below. See the Explanatory Note for a discussion of the restatements made to the financial information included herein.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001


          DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 2002

                                ($ in millions)

                                                         WEN      DMS     T&D   Eliminations  Total
                                                       -------  ------  ------  ------------ -------
Unaffiliated revenues:
   Domestic........................................... $ 4,637  $  650  $   98      $ --     $ 5,385
   Canadian...........................................     705     231      --        --         936
   European and other.................................   1,518     196      --        --       1,714
                                                       -------  ------  ------      ----     -------
                                                         6,860   1,077      98        --       8,035
                                                       -------  ------  ------      ----     -------
Affiliate revenues....................................     113      --      --        --         113
Intersegment revenues.................................      26      33      --       (59)         --
                                                       -------  ------  ------      ----     -------
       Total revenues.................................   6,999   1,110      98       (59)      8,148
                                                       -------  ------  ------      ----     -------
Depreciation and amortization.........................     (49)    (19)    (11)       --         (79)
Operating income (loss)...............................      (1)     39      56        --          94
Earnings (losses) from unconsolidated investments.....      27       4      --        --          31
Other income (expense)................................     (36)      1       2        --         (33)
Interest expense......................................     (31)    (10)    (13)       --         (54)
Income tax provision (benefit)........................      (8)     12      18        --          22
Net income (loss)..................................... $   (33) $   22  $   27      $ --     $    16
Identifiable assets:
   Domestic........................................... $15,839  $2,061  $2,894      $ --     $20,794
   Canadian...........................................     640     120      --        --         760
   European and other.................................   2,900      --      --        --       2,900
Investments in unconsolidated affiliates..............     663     149      --        --         812
Capital expenditures and investments in unconsolidated
  affiliates..........................................    (274)    (31)     (4)       --        (309)

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001


          DYNEGY'S SEGMENT DATA FOR THE QUARTER ENDED MARCH 31, 2001

                                ($ in millions)

                                                                    WEN      DMS   Eliminations  Total
                                                                  -------  ------  ------------ -------
Unaffiliated revenues:
   Domestic...................................................... $ 7,457  $1,512     $  --     $ 8,969
   Canadian......................................................   2,088     340        --       2,428
   European and other............................................   1,005     189        --       1,194
                                                                  -------  ------     -----     -------
                                                                   10,550   2,041        --      12,591
                                                                  -------  ------     -----     -------
Affiliate revenues...............................................     113      --        --         113
Intersegment revenues............................................      36     105      (141)         --
                                                                  -------  ------     -----     -------
       Total revenues............................................  10,699   2,146      (141)     12,704
                                                                  -------  ------     -----     -------
Depreciation and amortization....................................     (45)    (20)       --         (65)
Operating income.................................................     195      57        --         252
Earnings from unconsolidated investments.........................      28       1        --          29
Other income (expense)...........................................     (30)     (5)       --         (35)
Interest expense.................................................     (19)    (14)       --         (33)
Income tax provision (benefit)...................................      82      12        --          94
Income (loss) from operations....................................      92      27        --         119
Cumulative effect of change in accounting principle..............       2      --        --           2
Net income (loss)................................................ $    94  $   27     $  --     $   121
Identifiable assets:
   Domestic...................................................... $15,675  $1,922     $  --     $17,597
   Canadian......................................................     731     230        --         961
   European and other............................................     648      --        --         648
Investment in unconsolidated affiliates..........................     559     170        --         729
Capital expenditures and investments in unconsolidated affiliates  (1,153)    (33)       --      (1,186)

NOTE 10--SUBSEQUENT EVENTS

   Credit Ratings. The credit ratings of Dynegy Inc. and its subsidiaries were placed under review for possible downgrade by Moody's, Standard & Poor's and Fitch on April 25, May 8 and April 26, 2002, respectively, due to uncertainties regarding the sustainability of cash flow, the Enron litigation (see Note 7), Dynegy's ability to access the capital markets, the cash flow treatment of Project Alpha (see Explanatory Note), allegations of market manipulation in California, the effect of these items on counterparty confidence and other matters. In addition, as a result of the Enron bankruptcy, the credit rating agencies have refocused their attention on the credit characteristics and credit protection measures of industry participants, and in some cases appear to have tightened the standards for a given rating level.

   On March 14, 2002, Moody's affirmed Dynegy Inc.'s and select subsidiaries' ratings with a qualification of negative outlook. Subsequently, on April 25, 2002, Moody's placed Dynegy Inc. and select subsidiaries under review for possible downgrade following the announced reclassification of $300 million in cash flow from operations from 2001 to cash flow from financing in connection with Project Alpha. On April 24, 2002, Standard & Poor's lowered its credit ratings for Dynegy Inc. and its subsidiaries following a business risk evaluation of

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

             For the Interim Periods Ended March 31, 2002 and 2001

Dynegy Inc.'s various operating segments, its overall financial profile, capital adequacy and liquidity position. In addition, on May 8, 2002, Standard & Poor's placed Dynegy Inc. and it subsidiaries on CreditWatch with negative implications. On April 30, 2002, Fitch lowered its credit ratings and reiterated its negative watch status for Dynegy Inc. and its subsidiaries due to concerns regarding Dynegy Inc.'s financial flexibility and its ability to operate its business recognizing a difficult business and capital environment and maintained its status of review for possible downgrade. For a discussion of the Company's current credit ratings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources-- Credit Rating Discussion."

   THE COMPANY HAS EXPERIENCED A NUMBER OF MATERIAL DEVELOPMENTS SINCE THE ORIGINAL FILING OF ITS MARCH 31, 2002 FORM 10-Q ON MAY 20, 2002. FOR FURTHER DISCUSSION OF SUCH EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE SUCH DATE, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, WHICH DISCUSSION IS INCORPORATED HEREIN BY THIS REFERENCE.

                             DYNEGY HOLDINGS INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2002 and 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Holdings Inc. ("Dynegy" or the "Company") and the notes thereto included elsewhere herein and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the SEC. As discussed in the Introductory Note to this Form 10-Q/A, the financial information contained in this report has been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited Condensed Consolidated Financial Statements. Dynegy has also amended its 2001 Form 10-K, with Amendment No. 1 thereto filed with the SEC on April 16, 2003. The restatements to the Company's 2001 financial statements and related information are further described therein, and this Form 10-Q/A should be read together with such Amendment No. 1.

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-Q/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER MAY 20, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS MARCH 31, 2002 FORM 10-Q). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE MAY 20, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE NOTE 10--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

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

   Like many companies in our industry, Dynegy has faced a number of challenges since the end of 2001. Events surrounding the collapse of Enron Corp. ("Enron") have contributed to an unprecedented business environment fueled by skepticism among regulators and investors alike. Dynegy's management understands the demands of these new market realities and is responding within the framework of our customer-focused, asset-backed business model. As we describe below, current conditions have required us to take steps to strengthen our balance sheet and address credit concerns. While much of this discussion focuses on the impact of these developments on our wholesale marketing and risk-management business, this business was responsible for only 39% of the Company's operating income on an annual basis. As we have previously disclosed, approximately 61% of the Company's annual operating income is derived from owned physical assets. This asset base is not expected to be significantly negatively impacted by these recent developments and continues to provide the foundation for Dynegy's energy merchant business.

   This Form 10-Q describes a number of recent developments affecting the Company. On April 25, 2002, Dynegy Inc. preliminarily released its first quarter 2002 earnings and announced that it would reclassify $300 million in cash flow from operations to cash flow from financing in 2001 related to Project Alpha. Also on April 25th, Moody's placed Dynegy Inc.'s credit ratings under review for possible downgrade citing concerns over Dynegy Inc.'s ability to generate sustainable recurring operating cash flow. Dynegy Inc. has subsequently been named in several purported class action lawsuits alleging violations of the federal securities laws and announced the SEC's intention to expand its review of Project Alpha into a formal investigation. More recently, on May 8, 2002, Standard & Poor's placed Dynegy Inc.'s credit ratings on credit watch with negative implications due to concerns regarding the SEC's investigation and renewed allegations of price manipulation in California power markets as well as the effect of these actions on counterparty confidence.

   Management remains committed to responding to these recent developments. With the exception of additional collateral requirements resulting from recent events, the Company's business results have not been significantly adversely affected to date. However, we are not operating in a normal business environment and our results of operations for the remainder of 2002 and beyond will be significantly affected by our ability to restore confidence with customers and investors. Among the most significant factors that Dynegy must address are the following:

  . confidence in the Company's long-term business strategy as an energy merchant company built around a physical asset base and in its execution of this strategy, including the cash flow it generates;

  . questions about the capital structure and liquidity position of the Company, including the overall amount of leverage relative to its asset base; and

  . ongoing investigations and litigation relating to Project Alpha, the California power markets, the CMS trades and the Enron merger.

   Dynegy's success in addressing these issues will in turn affect the views of credit rating agencies, the capital markets and trade counterparties about our Company. Each of these factors is described in greater detail below. Please also read "Uncertainty of Forward-Looking Statements and Information" below for additional factors that could impact future operating results.

   The following discussion also provides important information about the effect of recent events on our liquidity and capital resources. The Company's wholesale marketing and risk-management business has required additional capital in response to a general tightening of trade credit after Enron's bankruptcy and in response to recent events impacting Dynegy specifically. We are working diligently to address the concerns discussed above and to take the measures necessary to defend our investment grade credit ratings. However, as the Company has previously disclosed, management believes that Dynegy has sufficient liquidity and capital resources to continue to meet its obligations and to operate its business even in the event of the loss of our investment grade credit rating by one or more rating agencies. The Company intends to manage its wholesale marketing business in a manner consistent with its liquidity position. For further discussion, see "Liquidity and Capital Resources" below.

                        LIQUIDITY AND CAPITAL RESOURCES

   In December 2001, Dynegy's parent announced a $1.25 billion capital restructuring program to respond to concerns of credit rating agencies and trade counterparties regarding balance sheet strength in the merchant energy sector. In accordance with the plan, Dynegy Inc. raised $744 million in net proceeds by selling approximately 39.1 million shares of common stock, including 10.4 million shares purchased by ChevronTexaco and 1.2 million shares purchased by senior management. Net proceeds from the sale of these shares were used to reduce indebtedness under Dynegy's revolving credit facility by approximately $540 million and the remainder of the proceeds were held as cash. In addition to these equity sales, the Company reduced its original 2002 capital-spending program by over $300 million to approximately $1.0 billion. This reduction in capital spending related to funds originally budgeted for capital expenditure opportunities that were anticipated to arise during the year. The Company's primary capital expenditure focus will be the acquisition and/or construction of energy assets that will enable the Company to expand its energy network. Expenditures will include maintenance capital at existing facilities of approximately $430 million.

   The Company believes it prudent to increase liquidity and strengthen its balance sheet and, as a result, continues to assess additional alternatives, including possible joint ventures or sales of assets and businesses. These steps are designed to continue the Company's capital restructuring program. Such steps are also being taken to reduce leverage and to establish revised targets for debt to capitalization and coverage ratios.

   Dynegy also continues to pursue a potential initial public offering by a newly created master limited partnership which would own a portion of the Company's downstream NGL business. The registration statement relating to this offering has not yet been declared effective by the SEC and Dynegy cannot guarantee its eventual effectiveness or that once effective, Dynegy Energy Partners' initial public offering will be successfully completed. Further, the issues facing Dynegy as described elsewhere in this Form 10-Q could affect Dynegy Energy Partners' ability to successfully market and consummate its initial public offering.

   Dynegy's balance sheet at March 31, 2002 also reflects the increased leverage associated with our acquisition of Northern Natural Gas Company ("Northern Natural") from Enron at January 31, 2002. This increased leverage results partially from Northern Natural's $950 million of indebtedness.

Revolving Credit Agreements

   Dynegy closed a $900 million unsecured revolving credit agreement with a syndicate of commercial banks on April 29, 2002. This facility, which matures on April 28, 2003, replaced an expiring $1.2 billion revolving credit agreement. The new facility provides funding for working capital, capital expenditures and general corporate purposes. Generally, borrowings under the credit agreement bear interest at a Eurodollar rate plus a margin that is determined based on designated unsecured debt ratings. The increase in this margin over the margins under the expired facility is expected to result in an increase in the fees paid by Dynegy compared to the fees paid under the expiring facility. Specifically, Dynegy expects to pay approximately $1.4 million in additional borrowing fees during the term of the new facility and paid approximately $3.2 million in additional upfront fees in connection with the closing of the new facility.

   Financial covenants in the revolving credit agreement include a debt-to-capitalization test (which takes into account certain lease and similar commitments of Dynegy and its subsidiaries) and a newly added 3.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA")-to-interest test. The permissible threshold for the debt-to-capitalization test was lowered in the new facility from 65% to 60%. Other newly added covenants in the new facility include subordination of certain intercompany debt owed to Dynegy Inc. and its subsidiaries (other than Dynegy and its subsidiaries), restrictions on liens and limitations prohibiting subsidiary debt at Dynegy Marketing & Trade, Dynegy Power Marketing, Inc. and Dynegy Midstream Services, Limited Partnership. Default provisions include cross payment default of Dynegy Inc., Dynegy or any principal subsidiary with respect to debt or other similar obligations that exceed $100 million, cross acceleration of Dynegy Inc., Dynegy or any principal subsidiary under any instrument covering debt or similar obligations that exceed $100 million and bankruptcy or receivership of Dynegy Inc., Dynegy or any principal subsidiary. The new facility does not contain any defaults relating to material adverse changes in the condition of Dynegy Inc. or Dynegy after the closing date or to changes in Dynegy Inc.'s or Dynegy's credit ratings. The new facility also does not contain a "term-out" provision that would permit Dynegy Inc. to extend the maturity for borrowings under the facility beyond the facility's April 28, 2003 maturity date.

Available Credit Capacity and Debt Maturities

   The following table describes our available credit capacity at quarter end:

                AVAILABLE CREDIT CAPACITY AS OF MARCH 31, 2002

                                                        Dynegy
                                                       Holdings Northern
                                                Total    Inc.   Natural
                                                ------ -------- --------
                                                    ($ in millions)
        Outstanding Loans and Letters of Credit $1,185  $  735    $450
        Unused Borrowing Capacity..............    905     905      --
                                                ------  ------    ----
        Total Credit Capacity.................. $2,090  $1,640    $450
                                                ======  ======    ====

   Under current market conditions, Dynegy does not have access to the commercial paper markets and has relied on bank credit facilities, operating cash flow, public equity and debt issuances and cash on hand for its short-term liquidity requirements. Sales of Dynegy Inc. common stock in December 2001 and January 2002 generated aggregate net proceeds of approximately $744 million which were used to pay down approximately $540 million of indebtedness under Dynegy's revolving credit facility; the remainder was invested in cash. In February 2002, Dynegy issued $500 million of 8.75% senior notes due 2012 and used the net proceeds to pay down approximately $250 million of indebtedness under Dynegy's revolving credit facility; the remainder was held in cash.

   The Company's 364-day $900 million revolving credit facility matures in May 2003. The Company also has a $400 million revolving credit facility that matures in May 2003. Northern Natural has a $450 million 364-day revolving credit facility that matures in November 2002.

   In addition to these bank credit facilities, Dynegy has $200 million of senior notes due July 2002 and $34 million of payments associated with ABG Gas Supply through the third quarter of 2002. See Note 5 to the accompanying financial statements.

   As of May 14, 2002, the Company had committed credit lines of approximately $1.8 billion, reflecting the new revolving credit facility of $900 million that replaced a $1.2 billion facility that matured in May 2002. At May 14, 2002, the Company had borrowings of approximately $840 million and outstanding letters of credit of approximately $440 million under these credit facilities (of which approximately $100 million have been posted since April 25, 2002), leaving approximately $520 million of unused borrowing capacity. In addition, at May 14 the Company had cash of approximately $290 million and in excess of $300 million of other highly liquid assets which is principally natural gas and crude inventories.

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

   The credit ratings of Dynegy Inc. and its subsidiaries (including Dynegy and Northern Natural) were placed under review for possible downgrade by Moody's and Standard & Poor's on April 25 and May 8, respectively, due to uncertainties regarding the sustainability of cash flow, the Enron litigation (see Note 7 to the accompanying financial statements), Dynegy Inc.'s ability to access the capital markets, the cash flow treatment of Project Alpha (see the Introductory Note to the accompanying financial statements), allegations of market manipulation in California, the effect of these items on counterparty confidence and other matters. On April 30, 2002, Fitch clarified its position with respect to a possible downgrade to include similar concerns. In addition, as a result of the Enron bankruptcy, the credit rating agencies have refocused their attention on the credit characteristics and credit protection measures of industry participants, and in some cases appear to have tightened the standards for a given rating level.

   On April 24, 2002, Standard & Poor's lowered its credit ratings for Dynegy Inc. and its subsidiaries following a business risk evaluation of Dynegy Inc.'s various operating segments, its overall financial profile, capital adequacy and liquidity position. On April 30, 2002, Fitch lowered its credit ratings for Dynegy Inc. and its subsidiaries due to concerns regarding Dynegy Inc.'s financial flexibility and its ability to operate its business recognizing a difficult business and capital environment. The updated ratings are reflected in the table below.

   As of May 9, 2002, Dynegy's senior unsecured debt ratings, as assessed by the three major credit rating agencies, were as follows:

                                               Standard
                    Rated Enterprises          & Poor's Moody's       Fitch
                    -----------------          -------- -------       -----
           Senior Unsecured Debt Rating:
              Dynegy Holdings Inc.(1).........   BBB    Baa3           BBB
              Northern Natural(2).............    CC    B3              CC
           Commercial Paper/Short-Term Rating:
              Dynegy Holdings Inc.............   A-3    P-3             F3

--------
(1) Dynegy Holdings Inc. is the primary debt financing entity for the enterprise. This entity is a subsidiary of Dynegy Inc. and is a holding company that includes substantially all of the operations of the WEN and DMS business segments and Northern Natural, which is reported in the T&D segment.
(2) Ratings have not changed since Dynegy's acquisition of Northern Natural and reflect Enron's repurchase option.

   A downgrade in Dynegy's credit ratings to below investment grade would cause a reduction in the amount of trade credit expected to be extended by Dynegy's counterparties until these ratings could be restored. The Company also anticipates that counterparties would increase their collateral demands relating to its wholesale marketing and risk-management business. Downgrades in Dynegy's credit ratings to below investment grade also would trigger the financing covenants described below under "Financing Trigger Events." Such a downgrade also could increase the risk that the Company would be unable to refinance debt obligations as they mature and could increase the borrowing costs incurred by the Company in connection with any such refinancings. The Company's financial flexibility would likewise be reduced as a result of restrictive covenants and other terms that are typically imposed on non-investment grade borrowers.

   Dynegy Inc.'s management is in discussions with representatives of Moody's, Standard & Poor's and Fitch. These discussions focus on Dynegy Inc.'s business strategy, 2002 forecast, business operations and the amount and sustainability of cash flows. Dynegy cannot predict with any certainty the actions, if any, that may be taken by the rating agencies subsequent to these meetings.

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

   The Company has two non-commercial agreements that have trigger events tied to credit ratings. At March 31, 2002, the amount of cash collateral that the Company would have to post in the event of a ratings trigger under these two agreements was $300 million. The Company's investment in Catlin Associates, LLC, described below, accounts for $270 million of the $300 million in possible cash collateralization and would be triggered only if the senior unsecured debt ratings for Dynegy were downgraded below investment grade by both Moody's and Standard & Poor's. The remaining $30 million relates to the Company's guarantee of certain contingent environmental obligations of West Coast Power, a 50 percent owned equity investment. This obligation would be triggered by a downgrade in Dynegy's credit rating to below investment grade by either Moody's or Standard & Poor's. Dynegy's credit ratings are under review by Moody's, Standard & Poor's and Fitch. Please see "--Credit Rating Discussion."

   In June 2000, Dynegy and Black Thunder Investors LLC ("Investor") invested in Catlin Associates, LLC ("Catlin"), an entity that is consolidated by Dynegy, with the Investor's ownership in Catlin reflected as Minority

Interest in the Condensed Consolidated Balance Sheets. Dynegy invested $100 million in Catlin and the Investor invested $850 million. As a result of its investment, the Investor received a preferred interest in Catlin, holds indirect economic interests in Dynegy's midwest generation assets. As of March 31, 2002, these assets had a net book value of approximately $3.0 billion. If Dynegy's senior unsecured debt is downgraded below investment grade by both Standard & Poor's and Moody's, Dynegy would be required to post cash collateral in an aggregate amount of $270 million and, within 30 days, obtain an investment grade rating for the interest held by the Investor by either Standard & Poor's or Moody's or obtain a waiver from the Investor.

   If Dynegy were unable to obtain the required rating for the interest held by the Investor or waiver, Dynegy would have the option of purchasing or refinancing the Investor's interest in Catlin. If Dynegy were to elect not to exercise this option, it could ultimately result in an election by the Investor to cause the liquidation of the underlying generation assets in an amount sufficient to redeem the Investor's interest. Given the strategic importance of these generation assets, it is likely that Dynegy would seek to refinance or purchase the Investor's interest under such circumstances. For additional information regarding Catlin, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Contingent Financial Commitments as of December 31, 2001" in the 2001 Form 10-K.

Trade Credit

   Following the Enron bankruptcy, there has been a general industry-wide contraction in trade credit in the wholesale energy markets. Open or unsecured credit lines generally have been reduced, and counterparties are more stringent in requiring credit support in the form of cash in advance, letters of credit or guarantees as a condition to transacting business above open credit limits. In addition, parties engaged in the wholesale marketing business, including Dynegy, are moving towards the implementation of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty. Dynegy believes that the trend toward such master netting agreements is a positive market development and has executed or is in the process of negotiating such agreements with a number of its trading partners. Most commercial agreements typically include "adequate assurance" provisions or specific ratings triggers. These clauses typically give counterparties the right to suspend or terminate credit if the Company's credit ratings fall below investment grade.

   Dynegy's wholesale marketing and risk-management business has historically relied upon the Company's senior unsecured debt investment grade credit rating to satisfy the credit support requirements of many counterparties. Prior to April 25, 2002, Dynegy had approximately $350 million in letters of credit posted in connection with its commercial operations. Since the April 25, 2002 action by Moody's placing Dynegy's credit ratings under review for possible downgrade, Dynegy has been able to transact its wholesale marketing and risk-management business by posting an additional approximately $350 million in letters of credit, including approximately $100 million posted by Dynegy and $250 million posted by Dynegy Inc., to collateralize their net exposure to various counterparties. Total outstanding letters of credit as of May 14, 2002 approximate $440 million.

   In the event of a further downgrade by one or more credit rating agencies, management estimates it would require an additional $350 million to collateralize existing commercial arrangements. This $350 million of additional collateral, together with the approximately $350 million in collateral posted since April 25, represents the approximate $700 million of additional collateral previously described by management as the necessary liquidity to support the commercial business in the event of a downgrade. The financing triggers described above represent an additional $300 million of commitments, $270 million of which would be triggered only in the event of a downgrade by both agencies. At May 14, Dynegy had unused borrowing capacity of approximately $520 million, cash of approximately $290 million and in excess of $300 million of other highly liquid assets, principally natural gas and crude inventories.

   Dynegy's current liquidity position can be summarized as follows (in millions):

                 Capacity
                    Bank capacity...................... $  520
                    Cash...............................    290
                    Highly Liquid Inventory............    300
                                                        ------
                                                        $1,110
                 Requirements in Double Downgrade Event
                    Additional Collateral.............. $  350
                    Financing Triggers.................    300
                                                        ------
                                                        $  650
                                                        ------
                 Available Liquidity Remaining......... $  460
                                                        ------

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

  . At January 31, 2002, Northern Natural had approximately $950 million of debt outstanding. The significant terms of the Northern Natural debt are as follows ($ in millions):

    Senior Notes, 6.875% due May 2005.................................. $100
    Senior Notes, 6.75% due September 2008.............................  150
    Senior Notes, 7.00% due June 2011..................................  250
    Borrowing under Revolving Credit Agreement, 4.66% due November 2002  450
                                                                        ----
           Total debt.................................................. $950
                                                                        ====

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

   On December 2, 2001, Enron filed for federal bankruptcy protection in the United States Bankruptcy Court, Southern District of New York. Enron also filed an adversary proceeding in the bankruptcy court against Dynegy Inc. and Dynegy seeking damages of $10 billion for wrongful termination of the merger agreement and the wrongful exercise of its option to take ownership of Northern Natural. Please refer to Note 7 to the accompanying financial statements for further discussion of this dispute.

   As previously described in the 2001 Form 10-K, as a result of Enron's bankruptcy filing, Dynegy recognized in its fourth quarter 2001 financial statements a pre-tax charge related to the Company's net exposure for commercial transactions with Enron. As of March 31, 2002, the Company's net exposure to Enron, inclusive of certain liquidated damages and other amounts relating to the termination of the transactions, was approximately $84 million and was calculated by setting off approximately $230 million owed from various Dynegy entities to various Enron entities against approximately $314 million owed from various Enron entities to various Dynegy entities. The master netting agreement between Dynegy and Enron and the valuation of the commercial transactions covered by the agreement, which valuation is based principally on the parties' assessment of market prices for such period, remain subject to dispute by Enron with respect to which there have been negotiations between the parties. These negotiations have focused on the scope of the transactions covered by the master netting agreement and the parties' valuations of those transactions. If any disputes cannot be resolved by the parties, the agreement calls for arbitration If the setoff rights were modified or disallowed, either by agreement or otherwise, the amount available for Dynegy entities to set off against sums that might be due Enron entities could be reduced materially.

   California Market/West Coast Power. Dynegy and NRG Energy each own 50 percent of West Coast Power, a joint venture owning power generation plants in southern California. Dynegy's net interest in West Coast Power represents approximately 1,400 MW of generating capacity. Dynegy also participates in the California markets independently, as a wholesale marketer of gas and power. Through its interest in West Coast Power, Dynegy has credit exposure for past transactions to state agencies ("ISO" and "PX"), which primarily relied on receipts from California utilities to pay their bills. West Coast Power also sells directly to the California

Department of Water Resources (the "DWR") pursuant to other bilateral agreements. As described in Note 7 to the accompanying financial statements, on February 25, 2002, the California Public Utilities Commission and the California Electricity Oversight Board filed complaints with the FERC asking that it void or reform power supply contracts between the DWR and, among others, West Coast Power. The complaints allege that prices under the contracts exceed just and reasonable prices permitted under the Federal Power Act. The FERC recently set these complaints for evidentiary hearing. The hearing, which will be deferred until after settlement talks currently scheduled to begin on May 16, 2002, will be limited to the question whether the California market adversely affected the long-term bilateral markets to the extent that modifications to the DWR power contracts are required. While the Company believes the terms of its contracts are just and reasonable and do not reflect alleged market manipulation, it cannot predict how the FERC will respond to these complaints. The Company is vigorously defending against these complaints. Please read Note 7, "Commitments and Contingencies," to the 2001 Form 10-K and
Note 9 to the accompanying financial statements for additional discussion of the Company's activities in the California power market.

   As a result of West Coast Power's previously announced long-term sales arrangement with the DWR, ongoing management of credit risk associated with direct sales to customers in California as well as other factors, management believes that Dynegy's primary exposure relates to the realization of its share of West Coast Power's receivables from the ISO and PX and potential refunds or offsets associated with related transactions. Transactions with the aforementioned counterparties, other than the ISO and PX, are current under the terms of each individual arrangement. At March 31, 2002, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $206 million. Management is continually assessing Dynegy's exposure, as well as its exposure through West Coast Power, relative to its California receivables and establishes reserves for contingent liabilities where the amount of potential loss is determined to be probable and estimable. During the three months ended March 31, 2002 and 2001, Dynegy's share of reserves taken by West Coast Power aggregated $0.2 million and $85.5 million, respectively. Dynegy's share of the total reserve at March 31, 2002 and December 31, 2001 was $152.0 million and $151.8 million, respectively.

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

   In addition, we have interests in joint ventures, equity investors and financing arrangements that existing accounting guidance precludes us from consolidating. In the wake of the Enron bankruptcy, accounting standard setters, including the SEC and FASB, are evaluating the existing accounting and disclosure rules and requirements. One area that has received a high level of scrutiny is the accounting rules related to consolidations, specifically those that address special purpose entities. Standard setting bodies and regulators are evaluating the consolidation rules to determine whether the existing accounting framework should change. There is a risk that existing standards will change, particularly in light of the events of 2001, and that these changes could result in the consolidation in the Company's financial statements of entities that it does not consolidate.

   Commitments and Contingencies. See Note 7 to the accompanying financial statements for a discussion of the Company's Commitments and Contingencies.

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

                            ACCOUNTING METHODOLOGY

   The Company has identified three critical accounting policies that require a significant amount of judgment and are considered to be the most important to the portrayal of Dynegy's financial position and results of operations. These policies include the accounting for long-lived assets, the evaluation of counterparty credit and other similar risks and revenue recognition. See Note 3 to the 2001 Form 10-K for a discussion of the process surrounding the evaluation of counterparty credit and other similar risks. For disclosure on the Company's accounting for long-lived assets and revenue recognition, refer to Note 2 to the 2001 Form 10-K. Accounting methodology and application of accounting methodologies is more fully described in the 2001 Form 10-K.

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

   Valuation Criteria and Management Estimates. As more fully described in the 2001 Form 10-K, Dynegy utilizes a fair value accounting model for certain aspects of its operations as required by generally accepted accounting principles. The net gains or losses resulting from the revaluation of these contracts during the period are recognized currently in the Company's results of operations. For financial reporting purposes, assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short- or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statement of operations. Transactions that have been realized and settled are reflected gross in revenues and cost of sales.

   As more fully described in the Explanatory Note to the accompanying unaudited Condensed Consolidated Financial Statements, the Company corrected the forward power curve methodology it used to estimate the fair market value of its U.S. power marketing and trading portfolio. Further, the Company restated its financial statements, beginning with the third quarter 2001, to reflect the revised methodology.

   Risk-Management Asset and Liability Disclosures. The following tables depict the mark-to-market value and cash flow components of the Company's net risk-management assets and liabilities at March 31, 2002:

               MARK-TO-MARKET VALUE OF NET RISK-MANAGEMENT ASSET

                                               Total 2002(2) 2003 2004 2005 2006 Thereafter
                                               ----- ------- ---- ---- ---- ---- ----------
                                                             ($ in millions)
Mark-to-Market Value of Risk-Management Assets
  and Liabilities............................. $622    $74   $223 $137 $34  $23     $131

--------
(1) The table reflects the fair value of Dynegy's risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges. The net risk-management assets of $691 million on the Condensed Consolidated Balance Sheets include the $622 million herein as well as emission allowance credits, other comprehensive income balances and other non-trading amounts.

(2) Amounts represent April 1 to December 31, 2002 values.

               CASH FLOW COMPONENTS OF NET RISK-MANAGEMENT ASSET

                                    Three-months Nine-months
                                       Ended        Ended
                                     March 31,   December 31,
                                        2002         2002     2003 2004 2005 2006 Thereafter
                                    ------------ ------------ ---- ---- ---- ---- ----------
                                                        ($ in millions)
Cash Flow of Risk-Management Assets
  and Liabilities..................     $270         $179     $236 $158 $51  $39     $339

--------
(1) The cash flow value reflects realized cash flows for the first quarter 2002 and anticipated undiscounted cash inflows and outflows by contract based on tenor of individual contract position and have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges as well as other non-trading amounts.

   Changes in the March 31, 2002 net risk management assets and liabilities and the associated cash flows from December 31, 2001 were primarily driven by the following factors:

  .   Cash realization of existing contracts during the first quarter of 2002;

  . Extension of the timing of hedged storage withdrawals from 2002 to 2003 and beyond as a result of market opportunities;

  . Incremental natural gas and power transactions, which in some instances, result in negative cash flows in 2002 and positive cash flows in future periods; and

   The following table provides an assessment of the factors impacting the change in net value of the risk-management asset and liability accounts during the quarter ended March 31, 2002 ($ in millions).

Fair value of portfolio at January 1, 2002............................... $ 940
Gains (losses) recognized through the income statement in the period, net   130
Cash received related to contracts settled during the period, net........  (375)
Changes in fair value as a result of a change in valuation technique(1)..    --
Other changes in fair value, net.........................................    (4)
                                                                          -----
Fair value of portfolio at March 31, 2002(2)............................. $ 691
                                                                          =====

--------
(1) Dynegy's modeling methodology has been consistently applied period over period.
(2) The net risk management asset of $691 million is the aggregate of the following line items on the Condensed Consolidated Balance Sheet: Current Assets--Assets from Risk-Management Activities, Other Assets--Assets from Risk-Management Activities, Current Liabilities--Liabilities from Risk-Management Activities and Other Liabilities--Liabilities from Risk-Management Activities.

   The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above.

                     NET FAIR VALUE OF MARKETING PORTFOLIO

                               Total 2002(1) 2003  2004  2005  2006  Beyond
                               ----- ------- ----  ----  ----  ----  ------
                                             ($ in millions)
     Market Quotations(2)..... $373    $74   $147  $ 84  $ (6) $ (1)  $ 75
     Other External Sources(3)  291     --     82    66    78    65     --
     Prices Based on Models(4)  (42)    --     (6)  (13)  (38)  (41)    56
                               ----    ---   ----  ----  ----  ----   ----
                               $622    $74   $223  $137  $ 34  $ 23   $131
                               ====    ===   ====  ====  ====  ====   ====

--------
(1) Amounts represent April 1 to December 31, 2002 values.
(2) Prices obtained from actively traded, liquid markets.
(3) Mid-term prices validated against industry posted prices.
(4) See "Critical Accounting Policies" in the 2001 Form 10-K for a discussion of Dynegy's use of long-term models.

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

   In addition, Dynegy has provided its VaR using a one-day time horizon and a 99% confidence level. The purpose of this disclosure is to provide an indication of earnings volatility using a higher confidence level. Under this presentation, there is one in one hundred statistical chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. Average VaR is not available for the three-month period ended March 31, 2002 and the year ended December 31, 2001 due to the restatement of historical results. While VaR can be calculated at a single point in time, it is not feasible to recalculate the historical results necessary to calculate an average.

   The following table sets forth the aggregate daily VaR of Dynegy's marketing portfolio (in millions):

                       DAILY VaR FOR MARKETING PORTFOLIO

                                              March 31, December 31,
                                                2002        2001
                                              --------- ------------
            One Day VaR--95% Confidence Level    $22        $17
            One Day VaR--99% Confidence Level    $31        $24

   The increase in VaR from December 31, 2001 is due primarily to increases in volatility.

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

   The following table displays the value of Dynegy's marketing portfolio, inclusive of hedging activities, at March 31, 2002:

                                                          Below
                                                        Investment
                                           Investment  Grade Credit
                                          Grade Credit  Quality Or
                                            Quality      Unrated    Total
                                          ------------ ------------ -----
                                                  ($ in millions)
      Utilities and power generators.....    $ 675         $  9     $ 684
      Financial institutions.............       38           (3)       35
      Oil and gas producers..............     (235)          90      (145)
      Commercial and industrial companies      296           42       338
      Other..............................       23           (1)       22
                                             -----         ----     -----
      Value of portfolio before reserves.    $ 797         $137       934
      Credit and market reserves.........                            (312)
                                                                    -----
                                                                      622
      Other(1)...........................                              69
                                                                    -----
      Net risk-management assets(2)......                           $ 691
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

   Interest Rate Risk. Interest rate risk results from variable rate financial obligations and from pending risk-management services to our customers, since changing interest rates impact the discounted value of future cash flows used to value risk-management assets and liabilities. Management continually monitors its exposure to fluctuations in interest rates and may execute swaps or other financial instruments to hedge and mitigate this exposure.

   Marketing portfolio. The following table sets forth the daily VaR associated with the interest rate component of the marketing portfolio. Average VaR is not available for the three-month period ended March 31, 2002 and the year ended December 31, 2001 due to the restatement of historical results. While VaR can be calculated at a single point in time, it is not feasible to recalculate the historical results necessary to calculate an average. Dynegy seeks to manage its interest rate exposure through application of various hedging strategies. Hedging instruments executed to mitigate such interest rate exposure in the marketing portfolio are included in the VaR as of March 31, 2002 and December 31, 2001 reflected in the table below.

            DAILY VaR ON INTEREST COMPONENT OF MARKETING PORTFOLIO

                                              March 31, December 31,
                                                2002        2001
                                              --------- ------------
                                                 ($ in millions)
            One Day VaR--95% Confidence Level   $3.3        $0.1

   Variable Rate Financial Obligations. Based on sensitivity analysis as of March 31, 2002, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or (lower)) over the twelve months ended March 31, 2003 would decrease (increase) income before taxes by approximately $17 million. Hedging instruments executed to mitigate such interest rate exposure are included in the sensitivity analysis.

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

   The following table sets forth the daily and average foreign currency exchange VaR. Hedging instruments executed to mitigate such foreign currency exposure are included in the VaR as of March 31, 2002 and December 31, 2001 reflected in the table below.

                DAILY AND AVERAGE FOREIGN CURRENCY EXCHANGE VaR

                                                              March 31, December 31,
                                                                2002        2001
                                                              --------- ------------
                                                                 ($ in millions)
One Day VaR--95% Confidence Level............................   $0.1        $0.6
                                                                ----        ----
Average VaR for the Year-to-Date Period--95% Confidence Level   $0.5        $1.1
                                                                ----        ----

Derivative Contracts

   The absolute notional financial contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows:

                      ABSOLUTE NOTIONAL CONTRACT AMOUNTS

                                                                                    March 31, December 31,
                                                                                      2002       2001`
                                                                                    --------- ------------
Natural Gas (Trillion Cubic Feet)..................................................    16.441    12.044
Electricity (Million Megawatt Hours)...............................................  104.6572    79.931
Natural Gas Liquids (Million Barrels)..............................................    14.125     5.655
Weather Derivatives (in thousands of $/Degree Day).................................       148       190
Coal (Millions of Tons)............................................................       4.0      18.5
Variable Rate Financial Obligation Interest Rate Swaps (in millions of U.S. dollars $   2,000   $    --
Weighted Average Fixed Interest Rate Paid (Percent)................................     2.754        --
Fair Value Hedge Interest Rate Swaps (in millions of U.S. Dollars)................. $     331   $   206
   Fixed Interest Rate Received on Swaps (Percent).................................     5.298     5.284
Cash Flow Hedge Interest Rate Swaps (in millions of U.S. dollars).................. $      --   $   100
   Fixed Interest Rate Paid on Swaps (Percent).....................................        --     4.397
Interest Rate Risk-Management Contract............................................. $     655   $   503
   Fixed Interest Rate Paid (Percent)..............................................     6.018     6.150
Interest Rate Risk-Management Contract.............................................        --   $   100
   Fixed Interest Rate Paid (Percent)..............................................        --     4.370
U.K. Pound Sterling Net Investment Hedges (in millions of U.S. Dollars)............ $     595   $   595
Average U.K. Pound Sterling Contract Rate (in U.S. Dollars)........................ $  1.4125   $1.4125

                             RESULTS OF OPERATIONS

   The following table reflects certain operating and financial data for the Company's business segments for the three-month periods ended March 31, 2002 and 2001. This financial data has been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited Condensed Consolidated Financial Statements. Please read this Explanatory Note for further discussion of these restatement items.

Three-Month Periods Ended March 31, 2002 and 2001

   For the quarter ended March 31, 2002, Dynegy recorded net income of $16 million, compared with first quarter 2001 net income of $121 million. First quarter 2002 net loss includes charges associated with a volumetric commitment to deliver gas assumed with the acquisition of Northern Natural. First quarter 2002 results benefited from the January 31, 2002 acquisition of Northern Natural and the fourth quarter 2001 acquisition of the BG Storage Limited ("BGSL") natural gas storage assets in the United Kingdom.

   As described in Note 2 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), effective January 1, 2002. The Company's net income and earnings per share for the three months ended
March 31, 2001, exclusive of goodwill, would have been $124 million.

   Net income (loss) include the following charges:

                                                                 Three
                                                                Months
                                                                 Ended
                                                               March 31,
                                                               ---------------
                                                               2002    2001
                                                               ----    ----
                                                               ($ in millions)
        Loss on gas delivery commitment(1).................... (13)     --
        Cumulative effect of change in accounting principle(2)  --       2

--------
(1) The Company incurred a $13 million after-tax ($18 million pre-tax) charge associated with a commitment to deliver gas assumed in the acquisition of Northern Natural. The pre-tax charge is included in "Operating Revenues."
(2) Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, realizing an after-tax cumulative effect gain of approximately $2 million.

   Operating income decreased $158 million quarter-to-quarter due to reduced revenues which were not completely offset by reduced cost of sales, increased general and administrative expense and increased depreciation and amortization expense. The most significant revenue decrease was in the WEN segment, primarily due to lower power prices. Increased general and administration expense is reflective of the infrastructure required to support a larger and more diverse operation. Increased depreciation and amortization expense is associated with the expansion of Dynegy's depreciable asset base, primarily due to the acquisitions of Northern Natural and the BGSL natural gas storage assets.

   Impacting Dynegy's consolidated results was the Company's earnings (loss) from investment in unconsolidated affiliates, which was approximately $31 million and $29 million in the 2002 and 2001 periods, respectively.

   Interest expense totaled $54 million for the three-month period ended March 31, 2002, compared to $33 million for the equivalent 2001 period. The variance is primarily attributed to higher average principal balances in the 2002 period compared to the 2001 period, in addition to slight increases in average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $33 million in expense in the quarter ended March 31, 2002 compared with $35 million in expense in the 2001 period. Variances period-to-period in these results primarily reflect the impact of more favorable foreign exchange results and increased interest income, partially offset by an increase in minority interest expense.

   The Company reported an income tax benefit of $22 million for the quarter ended March 31, 2002, compared to an income tax provision of $94 million for the 2001 period. The effective rates approximated 58 percent and 44 percent in 2002 and 2001, respectively. The tax benefit in the 2002 period resulted from the combination of book income and losses in jurisdictions with varying tax rates and the realization of permanent differences. The difference from the effective rates and the statutory rate of 35 percent in the 2001 period results principally from permanent differences arising from the amortization of certain intangibles, book-tax basis differences and the effect of certain foreign equity investments and state income taxes.

Segment Disclosures

                           WHOLESALE ENERGY NETWORK

                                                                Three Months
                                                              Ended March 31,
                                                              ---------------
                                                               2002     2001
                                                              ------  -------
                                                              ($ in millions,
                                                              except operating
                                                                statistics)
  Operating Income (Loss):
     Customer and Risk-Management Activities................. $  (61) $   125
     Asset Businesses........................................     60       70
                                                              ------  -------
            Total Operating Income (Loss)....................     (1)     195
  Earnings from Unconsolidated Investments...................     27       28
  Other Items................................................    (36)     (30)
                                                              ------  -------
            Earnings (Loss) Before Interest and Taxes........    (10)     193
  Interest Expense...........................................    (31)     (19)
                                                              ------  -------
            Pre-tax Earnings.................................    (41)     174
  Income Tax Provision (Benefit).............................     (8)      82
                                                              ------  -------
            Income (Loss) From Operations....................    (33)      92
  Cumulative Effect of Change in Accounting Principle........     --        2
                                                              ------  -------
            Net Income (Loss)................................ $  (33) $    94
                                                              ======  =======

  OPERATING STATISTICS:
     Natural Gas Marketing (Bcf/d)--
       Domestic Marketing Volumes............................    9.7      8.4
       Canadian Marketing Volumes............................    3.3      2.3
       European Marketing Volumes............................    2.2      0.7
                                                              ------  -------
         Total Marketing Volumes.............................   15.2     11.4
                                                              ======  =======
  Million Megawatt Hours Generated-- Gross...................    9.5     10.3
  Million Megawatt Hours Generated-- Net.....................    8.5      8.9
  North American Physical Million Megawatt Hours Sold........  150.0     52.0
  European Physical Million Megawatt Hours Sold..............   60.0       --
                                                              ------  -------
     Total Physical Million Megawatt Hours Sold..............  210.0     52.0
                                                              ======  =======
     Coal Marketing Volumes (Millions of Tons)...............    8.3      4.6
     Average Natural Gas Price--Henry Hub ($/Mmbtu).......... $ 2.34  $  7.05
     Average On-Peak Market Power Prices
         Cinergy............................................. $21.90  $ 42.31
         TVA.................................................  22.10    42.79
         PJM.................................................  25.14    44.29
         Platts SP 15........................................  28.68   224.24

Three-Month Periods Ended March 31, 2002 and 2001

   WEN reported segment net loss of $33 million for the three-month period ended March 31, 2002, compared with net income of $94 million in the 2001 quarter. The first quarter 2001 net income includes the $2 million cumulative effect of a change in accounting principle described in Note 4 to the Condensed Consolidated Financial Statements. Dynegy's results of operations period-to-period were influenced by the following:

  . Reduced margins associated with generation as a result of lower megawatt hours generated reflecting lower market prices and milder weather conditions primarily in the West. The decline is partially offset as a result of price risk management activities that mitigated the impact of decreased market prices as compared to the comparable prior year period;

  . Continued weakness in commodity prices during the first quarter of 2002, and an overall decrease in commodity prices compared to the first quarter of 2001;

  . Milder weather conditions experienced during the first quarter of 2002 compared to the first quarter of 2001;

  . Improved Canadian and European margins due to increased volumes as a result of market share gains from the prior year. There were increased power volumes in Canada due to opening of the markets to competition and Enron's absence from the market. Natural gas volumes in Europe increased due to trading activity around the BGSL natural gas storage assets in the United Kingdom;

  . Incremental ChevronTexaco natural gas volumes associated with former Texaco's equity production;

  . Favorable variances in other income and expense related to foreign exchange gain and loss and increased interest income;

  .   Decreased minority interest expense;

  . Increased general and administration expenses reflecting increased capital and overhead costs required to support a larger, more diverse base of operations;

  .   Increased interest expense due to higher average borrowings; and

  . Increased depreciation due principally to the depreciation of the natural gas storage assets in the United Kingdom.

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

                           DYNEGY MIDSTREAM SERVICES

                                                             Three Months
                                                            Ended March 31,
                                                            --------------
                                                             2002     2001
                                                            ------   ------
                                                            ($ in millions,
                                                            except operating
                                                              statistics)
     Operating Income:
        Upstream........................................... $   13   $   41
        Downstream.........................................     26       16
                                                            ------   ------
               Total Operating Income......................     39       57
     Earnings from Unconsolidated Investments..............      4        1
     Other Items...........................................      1       (5)
                                                            ------   ------
               Earnings Before Interest and Taxes..........     44       53
     Interest Expense......................................    (10)     (14)
                                                            ------   ------
               Pre-tax Earnings............................     34       39
     Income Tax Provision..................................     12       12
                                                            ------   ------
               Net Income.................................. $   22   $   27
                                                            ======   ======

     OPERATING STATISTICS:
        Natural Gas Processing Volumes (MBbls/d):
            Field Plants...................................   55.9     55.6
            Straddle Plants................................   36.2     22.5
                                                            ------   ------
               Total Natural Gas Processing Volumes........   92.1     78.1
                                                            ------   ------
        Fractionation Volumes (MBbls/d)....................  204.6    199.1
        Natural Gas Liquids Sold (MBbls/d).................  609.5    640.7
        Average Commodity Prices:
               Crude Oil--Cushing ($/Bbl).................. $20.55   $29.01
               Natural Gas Liquids ( $/Gal)................   0.32     0.61
               Fractionation Spread ($/MMBtu)..............   1.30    (0.03)

Three-Month Periods Ended March 31, 2002 and 2001

   DMS reported net income of $22 million in the first quarter of 2002 compared with net income of $27 million in the first quarter of 2001. The following influenced results of operations period-to-period:

  . Lower natural gas and NGL prices resulting in a decline in processing plant margins; partially offset by,

  .   Higher price realization resulting from marketing activities; and

  .   Favorable operating expense variances.

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

                         TRANSMISSION AND DISTRIBUTION

                                                   Three Months
                                                   Ended March 31,
                                                   ---------------
                                                    2002     2001
                                                    ------   ----
                                                   ($ in millions)
                Operating Income.................. $   56    $ --
                Other Items.......................      2      --
                                                    ------   ----
                Earnings Before Interest and Taxes     58      --
                Interest Expense..................    (13)     --
                                                    ------   ----
                Pre-tax Earnings..................     45      --
                Income Tax Provision..............     18      --
                                                    ------   ----
                Net Income........................ $   27    $ --
                                                    ======   ====

                OPERATING STATISTICS:
                   Heating Degree Days............  3,489     N/A
                   Throughput (Bcf/d).............    3.3     N/A

Three-Month Periods Ended March 31, 2002 and 2001

   The T&D segment reported net income of $27 million in the first quarter of 2002 compared to zero in the first quarter of 2001. The 2002 net income includes an $18 million pre-tax ($13 million after tax) charge associated with a gas delivery commitment that was assumed with the acquisition of Northern Natural. The T&D segment reflects two months of operating results from Northern Natural.

Cash Flow Disclosures

   The following table is a condensed version of the operating section of the Condensed Consolidated Statements of Cash Flows:

                                                              Quarter Ended
                                                                March 31,
                                                              --------------
                                                               2002    2001
                                                              -----   -----
                                                              ($ in millions)
    Operating Cash Flows:
       Net Income............................................ $  16   $ 121
       Net Non-Cash Items Included in Net Income.............   321     187
                                                              -----   -----
       Operating Cash Flow Before Changes in Working Capital.   337     308
       Changes in Working Capital............................  (131)   (125)
                                                              -----   -----
       Net Cash Provided by Operating Activities............. $ 206   $ 183
                                                              -----   -----

   Operating Cash Flow. Cash flow from operating activities totaled $206 million for the three-month period ended March 31, 2002, compared to $183 million reported in the same 2001 period. The increase in operating cash flow is reflective of the smaller net income, more than offset by higher non-cash add-backs such as depreciation and amortization, risk-management activities and earnings and losses from unconsolidated affiliates and a less unfavorable change in working capital. The depreciation and amortization is higher due to a larger asset base. Changes in working capital had a negative impact on operating cash flow during the first quarter of 2002 due primarily to the timing of cash inflows and outflows related to trade accounts as follows:

  . Payments during the quarter for operational and overhead costs accrued at December 31, 2001;

  . Increases in receivables associated with the sale of emission allowances at the end of the winter season and the sale of NGL liquids inventories; offset by

  . The non-cash expense associated with the recognition of the gas delivery obligation assumed in the acquisition of Northern Natural.

   Capital Expenditures and Investing Activities. Funds used in investing activities in the first quarter of 2002 totaled $217 million. Capital expenditures of $306 million relate primarily to the construction and improvement of power generation assets and investments associated with technology infrastructure. The business acquisition cash outflows of $20 million relate to the acquisition of Northern Natural, net of cash acquired.

   Capital expenditures of $1.1 billion in the three-month period ended March 31, 2001 relate to the acquisition of the Central Hudson power generation facilities in the Northeast and to the construction of power generation assets and investments associated with technology infrastructure.

   Financing Activities. Net cash provided by financing activities was $260 million during the first quarter of 2002. Net proceeds of long-term debt from the February 2002 issuance of 8.75 percent senior notes due February 2012 were $496 million. Proceeds related to borrowings entered into by ABG Gas Supply totaled $36 million and repayments totaled $11 million. Additionally, Dynegy repaid commercial paper and borrowings under revolving credit lines of $255 million.

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

  .   Expectations regarding capital expenditures, dividends and other payments;

  . Pending or recent acquisitions such as the acquisitions of Northern Natural and BG Storage Limited, including the anticipated closing date, expected cost savings or synergies and the accretive or dilutive impact of an acquisition on earnings;

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

  . Beliefs about the outcome of legal and administrative proceedings, including matters involving Enron, the California power market, shareholder class action lawsuits and environmental matters as well as the investigations surrounding Project Alpha and CMS Energy trades, respectively; and

  . The expected commencement date for commercial operations for new power plants.

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

  . The cost of borrowing, availability of trade credit and other factors affecting Dynegy's financing activities including the effect of issues described in this Form 10-Q;

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

  . Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including legal proceedings related to the terminated merger with Enron, the California power market, shareholder claims and environmental liabilities that may not be covered by indemnity or insurance, as well as the SEC and CFTC investigation surrounding Project Alpha and simultaneous buy and sell trades, respectively;

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

                             DYNEGY HOLDINGS INC.

                          PART II. OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

   See Note 7 to the accompanying financial statements for discussion of material recent developments in the Company's material legal proceedings.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q/A:


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

+99.1 Certification pursuant to Section 18 United States Code Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

+99.2 Certification pursuant to Section 18 United States Code Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

--------
    * Exhibit omits certain information that the Company previously filed separately with the SEC in connection with a confidential request pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
    + Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as "accompanying" this Amendment No. 1 and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act, of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

                                                                             DYNEGY HOLDINGS INC.

Date: May 14, 2003                                                           By:        /s/  NICK J. CARUSO
                                                                                 ----------------------------------
                                                                                           Nick J. Caruso
                                                                                 Executive Vice President And Chief
                                                                                         Financial Officer

                           SECTION 302 CERTIFICATION

I, Bruce A. Williamson, certify that:

    1. I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q/A of Dynegy Holdings Inc. (the "Amendment No. 1");

    2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1; and

    3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1.


Date: May 14, 2003                                                           By:      /s/  BRUCE A. WILLIAMSON
                                                                                 ----------------------------------
                                                                                        Bruce A. Williamson
                                                                                      Chief Executive Officer

                           SECTION 302 CERTIFICATION

I, Nick J. Caruso, certify that:

    1. I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q/A of Dynegy Holdings Inc. (the "Amendment No. 1");

    2. Based on my knowledge, this Amendment No. 1 does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment No. 1; and

    3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1.

Date: May 14, 2003                                                           By:        /s/  NICK J. CARUSO
                                                                                 ----------------------------------
                                                                                           Nick J. Caruso
                                                                                      Chief Financial Officer