Form 10-Q/A
period 2002-09-30
DYNEGY HOLDINGS INC
filed 2003-05-15
CIK 1105055

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

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

                             DYNEGY HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
Part I.  Financial Information

   Item 1.  Condensed Consolidated Financial Statements (Unaudited and Restated):

   Condensed Consolidated Balance Sheets:
       September 30, 2002 and December 31, 2001........................................   3
   Condensed Consolidated Statements of Operations:
       For the three months ended September 30, 2002 and 2001..........................   4
   Condensed Consolidated Statements of Operations:
       For the nine months ended September 30, 2002 and 2001...........................   5
   Condensed Consolidated Statements of Cash Flows:
       For the nine months ended September 30, 2002 and 2001...........................   6
   Notes to Condensed Consolidated Financial Statements................................   7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
     Operations........................................................................  46

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................  72

   Item 4.  Controls and Procedures....................................................  73

Part II.  Other Information

   Item 1.  Legal Proceedings..........................................................  73

   Item 6.  Exhibits and Reports on Form 8-K...........................................  73


                               INTRODUCTORY NOTE

   Dynegy Holdings Inc. ("Dynegy") is filing this Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to reflect restatements relating to its audited consolidated financial statements as of December 31, 2001 and its unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2002 and 2001. These financial statements were previously included in Dynegy's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, which was originally filed with the SEC on November 19, 2002 (the "Original Filing"). These financial statements and the other financial information included in the Original Filing have been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements. Revised financial information for the periods presented reflecting these restatements was previously included in Dynegy's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was amended by Amendment No. 1 thereto filed with the SEC on April 16, 2003 (the "2001 Form 10-K/A"), and Dynegy's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which also was filed with the SEC on April 16, 2003 (the "2002 Form 10-K"). The restated financial and other information included in this Amendment No. 1 should be read together with the 2001 Form 10-K/A and the 2002 Form 10-K. Certain of the balance sheet and cash flow data included in this Amendment No. 1 has been revised from the comparable data included in Note 19--Quarterly Financial Information (Unaudited) beginning on page F-66 of the 2002 Form 10-K. This revised data, which reflects minor corrections for errors, should be read to replace and supersede the data previously included in the 2002 Form 10-K. In addition to the restatements described elsewhere herein, this Amendment No. 1 also includes certain other revisions to the Original Filing.

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 19, 2002 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ DYNEGY'S EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 19, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE
NOTE 12--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

                             DYNEGY HOLDINGS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)
                      SEE EXPLANATORY NOTE--RESTATEMENTS
                 (unaudited) (in millions, except share data)

                                                                                              September 30, December 31,
                                                                                                  2002          2001
                                                                                              ------------- ------------
                                           ASSETS
Current Assets
Cash and cash equivalents....................................................................    $   839      $   144
Restricted cash..............................................................................        189           --
Accounts receivable, net of allowance for doubtful accounts of $106 million and $108 million,
 respectively................................................................................      2,557        2,969
Accounts receivable, affiliates..............................................................         69           37
Inventory....................................................................................        194          201
Assets held for sale (Note 3)................................................................         32           --
Assets from risk-management activities.......................................................      4,001        3,945
Prepayments and other assets.................................................................        703        1,373
                                                                                                 -------      -------
      Total Current Assets...................................................................      8,584        8,669
                                                                                                 -------      -------
Property, Plant and Equipment................................................................      7,450        7,581
Accumulated depreciation.....................................................................       (998)        (814)
                                                                                                 -------      -------
      Property, Plant and Equipment, Net.....................................................      6,452        6,767
Other Assets
Unconsolidated investments (Note 6)..........................................................        648          803
Accounts receivable, affiliate...............................................................         28          185
Assets held for sale (Note 3)................................................................        644           --
Assets from risk-management activities.......................................................      4,034        2,212
Goodwill.....................................................................................         15          773
Other assets.................................................................................        297          269
                                                                                                 -------      -------
      Total Assets...........................................................................    $20,702      $19,678
                                                                                                 =======      =======
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable.............................................................................    $ 1,776      $ 3,091
Accounts payable, affiliates.................................................................      1,155           36
Accrued liabilities and other................................................................        944        1,265
Liabilities from risk-management activities..................................................      3,892        3,347
Notes payable and current portion of long-term debt..........................................        846          256
Liabilities held for sale (Note 3)...........................................................         30           --
                                                                                                 -------      -------
      Total Current Liabilities..............................................................      8,643        7,995
                                                                                                 -------      -------
Long-Term Debt...............................................................................      3,479        2,707
Other Liabilities
Accounts payable, affiliate..................................................................         77           --
Liabilities held for sale (Note 3)...........................................................        211           --
Liabilities from risk-management activities..................................................      3,662        1,870
Deferred income taxes........................................................................        125          585
Other long-term liabilities..................................................................        696          853
                                                                                                 -------      -------
      Total Liabilities......................................................................     16,893       14,010
                                                                                                 -------      -------
Minority Interest............................................................................        148        1,003
Company Obligated Preferred Securities of Subsidiary Trust...................................        200          200
Commitments and Contingencies (Note 9)
Stockholder's Equity
Additional paid-in capital...................................................................      2,395        2,392
Accumulated other comprehensive income, net of tax...........................................         33           10
Retained earnings............................................................................          1        1,031
Stockholder's equity.........................................................................      1,032        1,032
                                                                                                 -------      -------
      Total Stockholder's Equity.............................................................      3,461        4,465
                                                                                                 -------      -------
         Total Liabilities and Stockholder's Equity..........................................    $20,702      $19,678
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

                             DYNEGY HOLDINGS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                      SEE EXPLANATORY NOTE--RESTATEMENTS
                           (unaudited) (in millions)

                                                                                         Three Months Ended
                                                                                          September 30,
                                                                                         -----------------
                                                                                           2002     2001
                                                                                         -------   ------
Revenues (Note 1)....................................................................... $ 1,299   $2,023
Cost of sales (exclusive of depreciation shown separately below) (Note 1)...............   1,218    1,496
Depreciation and amortization...........................................................      86       71
Goodwill impairment (Note 4)............................................................     724       --
Impairment and other charges (Note 4)...................................................      25       --
General and administrative expenses.....................................................      85      114
Loss (gain) on sale of assets...........................................................      (9)       1
                                                                                         -------   ------
       Operating income (loss)..........................................................    (830)     341
Earnings (losses) from unconsolidated investments (Notes 4 and 6).......................     (91)      77
Other income (expense), net (Note 4)....................................................     (15)      (5)
Interest expense........................................................................     (71)     (34)
Minority interest expense...............................................................       2      (11)
Accumulated distributions associated with trust preferred securities....................      (4)      (4)
                                                                                         -------   ------
Income (loss) from continuing operations before income taxes............................  (1,009)     364
Income tax provision (benefit)..........................................................    (135)     137
                                                                                         -------   ------
Income (loss) from continuing operations................................................    (874)     227
Discontinued operations (Note 3):
   Loss from discontinued operations (including loss on disposal of Northern Natural of
     $62 million).......................................................................     (45)      --
   Income tax provision.................................................................       4       --
                                                                                         -------   ------
Loss on discontinued operations.........................................................     (49)      --
                                                                                         -------   ------
Net Income (loss)....................................................................... $  (923)  $  227
                                                                                         =======   ======


         See the notes to condensed consolidated financial statements.

                             DYNEGY HOLDINGS INC.

                      SEE EXPLANATORY NOTE--RESTATEMENTS
                           (unaudited) (in millions)

                                                                                         Nine Months Ended
                                                                                          September 30,
                                                                                         ---------------
                                                                                           2002     2001
                                                                                         -------   ------
Revenues (Note 1)....................................................................... $ 4,031   $6,567
Cost of sales, exclusive of depreciation shown separately below (Note 1)................   3,802    5,383
Depreciation and amortization...........................................................     215      206
Goodwill impairment (Note 4)............................................................     724       --
Impairment and other charges (Note 4)...................................................      65       --
General and administrative expenses.....................................................     240      292
Gain on sale of assets..................................................................      (9)     (32)
                                                                                         -------   ------
       Operating income (loss)..........................................................  (1,006)     718
Earnings (losses) from unconsolidated investments (Notes 4 and 6).......................     (38)     167
Other income (expense), net (Note 4)....................................................      (3)      (2)
Interest expense........................................................................    (158)    (101)
Minority interest expense...............................................................     (38)     (85)
Accumulated distributions associated with trust preferred securities....................     (12)     (12)
                                                                                         -------   ------
Income (loss) from continuing operations before income taxes and change in accounting
  principle.............................................................................  (1,255)     685
Income tax provision (benefit)..........................................................    (227)     284
                                                                                         -------   ------
Income (loss) from continuing operations................................................  (1,028)     401
Discontinued operations (Note 3):
   Loss from discontinued operations (including loss on disposal of Northern Natural of
     $62 million).......................................................................      13       --
   Income tax provision.................................................................      24       --
                                                                                         -------   ------
Loss on discontinued operations.........................................................     (11)      --
Cumulative effect of change in accounting principle, net (Notes 1 and 5)................      --        2
                                                                                         -------   ------
Net Income (loss)....................................................................... $(1,039)  $  403
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

                             DYNEGY HOLDINGS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                      SEE EXPLANATORY NOTE--RESTATEMENTS
                           (unaudited) (in millions)

                                                                                                           Nine Months
                                                                                                              Ended
                                                                                                          September 30,
                                                                                                        ----------------
                                                                                                          2002     2001
                                                                                                        -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................................................... $(1,039) $   403
Items not affecting cash flows from operating activities:
    Depreciation and amortization......................................................................     302      202
    Goodwill impairment (Note 4).......................................................................     724       --
    Impairment and other charges.......................................................................      69       --
    (Earnings) losses from unconsolidated investments, net of cash distributions.......................     104     (135)
    Risk-management activities.........................................................................     527     (104)
    Deferred income taxes..............................................................................      28      171
    Loss on sale of Northern Natural (Note 3)..........................................................      62       --
    Minority interest..................................................................................      15       31
    Other..............................................................................................     (34)     (14)
                                                                                                        -------  -------
Operating cash flows before changes in working capital.................................................     758      554
Changes in working capital:
    Accounts receivable................................................................................     579    1,392
    Inventory..........................................................................................      (5)     223
    Prepayments and other assets (includes $270 million cash collateral postings in the 2002 period)...    (317)    (207)
    Accounts payable and accrued liabilities...........................................................    (810)  (1,509)
    Other, net.........................................................................................     (57)       7
                                                                                                        -------  -------
Net cash provided by operating activities..............................................................     148      460
                                                                                                        -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................................................    (546)  (1,701)
Unconsolidated investments.............................................................................     (12)     (52)
Business acquisitions, net of cash acquired............................................................     (20)      --
Proceeds from asset sales..............................................................................     270    1,001
Affiliate transactions.................................................................................     862      (63)
Other investing, net...................................................................................      85     (195)
                                                                                                        -------  -------
Net cash provided by (used in) investing activities....................................................     639   (1,010)
                                                                                                        -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings.................................................................     539      963
Repayments of long-term borrowings.....................................................................    (408)    (200)
Net proceeds from short-term borrowings................................................................     437       --
Net cash flow from commercial paper and revolving lines of credit......................................    (402)    (118)
Increase in restricted cash............................................................................    (189)      --
Other financing, net...................................................................................     (14)      57
                                                                                                        -------  -------
Net cash provided by (used in) financing activities....................................................     (37)     702
                                                                                                        -------  -------
Effect of exchange rate changes on cash................................................................     (55)       3
Net increase in cash and cash equivalents..............................................................     695      155
Cash and cash equivalents, beginning of period.........................................................     144       32
                                                                                                        -------  -------
Cash and cash equivalents, end of period............................................................... $   839  $   187
                                                                                                        =======  =======

         See the notes to condensed consolidated financial statements.

                             DYNEGY HOLDINGS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

Explanatory Note--Restatements

   This Amendment No. 1 on Form 10-Q/A of Dynegy Holdings Inc. ("Dynegy" or the "Company") includes restatements relating to the Company's audited consolidated financial statements as of December 31, 2001 and its unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2002 and 2001. On April 16, 2003, Dynegy filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K"), which included restated financial statements for each of the two years in the period ended December 31, 2001. The 2002 Form 10-K also included restated financial information for the three- and nine-month periods ended September 30, 2002 and 2001. The restatements relate to the following:

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

   Specifically, the restatements are as follows:

   Project Alpha. Dynegy entered into the Project Alpha structured natural gas transaction in April 2001. As described in a Current Report on Form 8-K dated April 25, 2002 (the "Alpha Form 8-K"), Dynegy restated the cash flow associated with the related gas supply contract as a financing activity in its Consolidated Statements of Cash Flows for 2001. The effect of this restatement was to reclassify approximately $180 million and $290 million of previously disclosed operating cash flow to financing cash flow for the nine-month period ended September 30, 2001 and year ended December 31, 2001, respectively. Following the disclosure in the Alpha Form 8-K and in connection with a further review of Project Alpha, Arthur Andersen LLP ("Andersen") informed the Company that it could no longer support its tax opinion relating to the transaction. Andersen's change in position was based in part on its conclusion that the reclassification of cash flow from operations to cash flow from financing lessened the factual basis for the opinion. Dynegy's financial statement recognition of the tax benefit in 2001 was based principally on the Company's assessment of the relevant issues, as corroborated by Andersen's tax opinion. After the withdrawal of Andersen's tax opinion, management concluded that sufficient support to include the income tax benefit for financial statement presentation purposes no longer existed, the effect of which was a reversal of approximately $79 million of tax benefit previously recognized by

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

the Company during the 2001 period. Andersen further advised the Company that its audit opinion relating to 2001 should no longer be relied upon as a result of the pending restatements relating to Project Alpha and such audit opinion has been withdrawn. Dynegy subsequently concluded that its restated consolidated financial statements would include the consolidation of ABG Gas Supply, LLC ("ABG"), one of the entities formed in connection with the transaction. The consolidation of ABG is included herein based on compilations of financial information received from an agent of ABG's equity holders. Dynegy reflected these restatements in its third quarter 2002 Form 10-Q originally filed on November 19, 2002 (the "Original Filing").

   Balance Sheet Reconciliation Project. Dynegy recognized an after-tax charge of approximately $80 million ($124 million pre-tax) in the second quarter 2002 related to a balance sheet reconciliation project undertaken by the Company at the beginning of 2002. The charge related principally to the Company's natural gas marketing business and was associated with the process of reconciling accrued to actual results. Accrual accounting for natural gas marketing involves the estimation of gas volumes bought, sold, transported and stored, as well as the subsequent reconciliation of estimated to actual volumes. The Company has restated its financial statements to allocate this $80 million charge from the second quarter 2002 back to the periods in which the transactions giving rise to the charge originally occurred.

   The table below reflects the impact of this restatement on net income for the three and nine months ended September 30, 2002 and 2001. Dynegy partially reflected this restatement in the Original Filing filed on November 19, 2002; consequently, the amounts included below are incremental to the related amounts originally reported in the Original Filing.

                                    Three Months Nine Months
                                       Ended        Ended
                                    September 30 September 30
                                    ------------ ------------
                                          (in millions)
                  Net Income (Loss)
                  2001.............     $(28)        $36
                  2002.............       --           8

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

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   The table below reflects the impact of this restatement on net income as originally reported for the three and nine months ended September 30, 2002 and 2001. Dynegy reflected portions of this restatement in the Original Filing. The restatement items identified subsequent to November 19, 2002 are included in the following table:

                                       Three
                                       Months    Nine Months
                                       Ended        Ended
                                    September 30 September 30
                                    ------------ ------------
                                          (in millions)
                  Net Income (Loss)
                  2001.............     $ 5          $ 29
                  2002.............      (2)          (24)

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

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   The table below reflects the impact of this restatement on net income as originally reported for the three and nine months ended September 30, 2002 and 2001.

                                    Three Months Nine Months
                                       Ended        Ended
                                    September 30 September 30
                                    ------------ ------------
                                          (in millions)
                  Net Income (Loss)
                  2001.............     $(25)        $(25)
                  2002.............      133          (69)

   Restated Lease Accounting. The Company previously accounted for seven generation lease arrangements as operating leases. Its previous accounting treatment of these lease arrangements, which was confirmed by the Company's former independent auditors prior to the withdrawal of their audit opinion for unrelated matters, reflected its belief that these arrangements satisfied the applicable generally accepted accounting principles ("GAAP") requirements so as to justify their treatment as operating leases. However, these requirements are very technical and subject to a high degree of interpretation. During the course of the re-audit of the Company's financial statements for 1999-2001, the Company analyzed its accounting for these arrangements and considered a variety of factors, including interpretations of the applicable GAAP requirements. Upon completion of this analysis and discussions with PricewaterhouseCoopers LLP, in January 2003, the Company determined it was necessary to correct its accounting for these lease arrangements to recognize on its balance sheet the related assets as of the inception of five of these arrangements. Although the Company previously amended the agreements relating to six generation lease arrangements so as to require them to be treated as capital leases in the second quarter 2002, the restatement of the accounting originally applied to these arrangement results in the recognition of the related assets as of an earlier date. Consequently, the Company's previously reported net income has been reduced reflecting the recognition of depreciation and amortization expenses associated with the related assets.

   In addition, balance sheet amounts have been adjusted for this change as follows:

                                          September 30, December 31,
                                              2002          2001
                                          ------------- ------------
                                               ($ in millions)
            Accounts receivable..........     $  1          $ --
            Property, plant and equipment      (21)          713
            Accrued liabilities and other       (1)          447
            Long-term debt...............       11           342

Please read Note 7--Debt in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as amended by Amendment No. 1 thereto filed with the SEC on April 16, 2003 (the "2001 Form 10-K/A"), for further discussion.

   The table below reflects the impact of this restatement on net income as originally reported for the three and nine months ended September 30, 2002 and 2001.

                                    Three Months Nine Months
                                       Ended        Ended
                                    September 30 September 30
                                    ------------ ------------
                                          (in millions)
                  Net Income (Loss)
                  2001.............     $(1)         $(1)
                  2002.............      (1)          (4)

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   Valuation of Technology Investment. Dynegy acquired the common stock of a technology investment in the second quarter 2000. In the second quarter 2002, after several quarters of declines in the market price of the investment, the Company determined that the decline in value was other-than-temporary. As such, the Company recognized a $12 million after-tax charge during the second quarter 2002. Upon further review, the Company determined that it incorrectly delayed recognition of the charge associated with this investment, as the decline in value through September 30, 2001 met the "other-than-temporary" threshold. Therefore, the Company has restated the financial statements to record the impairment in the third quarter 2001.

   The table below reflects the impact of this restatement on net income as originally reported for the three and nine months ended September 30, 2002 and 2001.

                                    Three Months Nine Months
                                       Ended        Ended
                                    September 30 September 30
                                    ------------ ------------
                                          (in millions)
                  Net Income (Loss)
                  2001.............     $(12)        $(12)
                  2002.............        2           12

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

   The table below reflects the impact of these restatements on net income as originally reported for the three and nine months ended September 30, 2002 and 2001.

                                    Three Months Nine Months
                                       Ended        Ended
                                    September 30 September 30
                                    ------------ ------------
                                          (in millions)
                  Net Income (Loss)
                  2001.............     $--          $(21)
                  2002.............       3             5

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

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   The table below reflects the impact of these restatements on net income
(loss) as originally reported for the three and nine months ended September 30, 2002 and 2001.

                                    Three Months Nine Months
                                       Ended        Ended
                                    September 30 September 30
                                    ------------ ------------
                                          (in millions)
                  Net Income (Loss)
                  2001.............     $27          $(41)
                  2002.............      10           (11)

   A synopsis of the aggregate financial impact of these restatements on the amounts originally reported in the Original Filing is as follows (in millions):

                     RESTATED SELECTED BALANCE SHEET DATA

                                             September 30,
                                                 2002
                                             -------------
                                             (in millions)
                      Current Assets
                         As Reported........    $ 9,211
                         Restatement Effect.       (627)
                                                -------
                         As Restated........    $ 8,584
                                                =======
                      Total Assets
                         As Reported........    $22,129
                         Restatement Effect.     (1,427)
                                                -------
                         As Restated........    $20,702
                                                =======
                      Current Liabilities
                         As Reported........    $ 9,315
                         Restatement Effect.       (672)
                                                -------
                         As Restated........    $ 8,643
                                                =======
                      Total Liabilities
                         As Reported........    $18,110
                         Restatement Effect.     (1,217)
                                                -------
                         As Restated........    $16,893
                                                =======
                      Stockholders' Equity
                         As Reported........    $ 3,705
                         Restatement Effect.       (244)
                                                -------
                         As Restated........    $ 3,461
                                                =======

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


                        RESTATED RESULTS OF OPERATIONS

                                      Three Months     Nine Months
                                          Ended           Ended
                                      September 30,   September 30,
                                      -------------   -------------
                                      (in millions, except per share
                                               amounts)
               2002
               Net (Loss):
                  As Reported........    $(1,068)        $  (956)
                  Restatement Effect.        145             (83)
                                         -------         -------
                  As Restated........    $  (923)        $(1,039)
                                         =======         =======
               2001
               Net Income:
                  As Reported........    $   261         $   438
                  Restatement Effect.        (34)            (35)
                                         -------         -------
                  As Restated........    $   227         $   403
                                         =======         =======

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


                       RESTATED SELECTED CASH FLOW DATA

                                              Nine Months
                                                 Ended
                                             September 30,
                                             -------------
                                             (in millions)
                      2002
                      Operating Cash Flows:
                         As Reported........    $   149
                         Restatement Effect.         (1)
                                                -------
                         As Restated........    $   148
                                                =======
                      Investing Cash Flows:
                         As Reported........    $   646
                         Restatement Effect.         (7)
                                                -------
                         As Restated........    $   639
                                                =======
                      Financing Cash Flows:
                         As Reported........    $   (45)
                         Restatement Effect.          8
                                                -------
                         As Restated........    $   (37)
                                                =======
                      2001
                      Operating Cash Flows:
                         As Reported........    $   457
                         Restatement Effect.          3
                                                -------
                         As Restated........    $   460
                                                =======
                      Investing Cash Flows:
                         As Reported........    $  (629)
                         Restatement Effect.       (381)
                                                -------
                         As Restated........    $(1,010)
                                                =======
                      Financing Cash Flows:
                         As Reported........    $   324
                         Restatement Effect.        378
                                                -------
                         As Restated........    $   702
                                                =======

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 14, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS THIRD QUARTER 2002 FORM 10-Q). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 14, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE NOTE 12--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

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

   Change in Accounting Principle. EITF Issue 98-10. In October 2002, the Emerging Issues Task Force ("EITF" or "Task Force") reached a consensus to rescind EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 98-10"). As such, all new energy trading contracts entered into after October 25, 2002 that do not qualify as derivatives under Statement No. 133 will not be accounted for using mark to market accounting. All derivative contracts will continue to be accounted for in accordance with Statement No. 133. With the rescission of this standard, Dynegy will no longer record trading inventories at fair market value. The effective date for the full rescission of EITF Issue 98-10 will be January 1, 2003. The effect of the rescission of EITF Issue 98-10 will be reported as the cumulative effect of a change in accounting principle at the time of adoption: however, the impact is not known.

   Accounting Principles Adopted. EITF Issue 02-3. In June 2002, the Task Force reached consensus on two of three issues presented in EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF Issue 02-3"). First, the Task Force concluded that all mark-to-market gains

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

and losses on energy trading contracts (whether realized or unrealized) should be shown net in the income statement, irrespective of whether the contract is physically or financially settled. Beginning in the third quarter 2002, Dynegy is presenting all mark-to-market gains and losses on a net basis to reflect this change in accounting principle. In accordance with the transition provisions in the consensus, comparative period financial statements have been conformed to reflect this change in accounting principle, Dynegy has historically classified net unrealized gains and losses from energy trading contracts as revenue in its consolidated statement of operations. Transactions that were realized and settled were previously reflected gross in revenues and cost of sales. This change in accounting classification has no impact on operating income, net income, or cash flow from operations.

   The following table reconciles the revenues and costs of sales as previously reported to the restated amounts herein (in millions):

                                             Three Months   Nine Months
                                                 Ended         Ended
                                             September 30, September 30,
                                                 2001          2001
                                             ------------- -------------
        Revenues as previously reported.....    $ 8,132      $ 32,365
        Restatements (see Explanatory Note).         27           254
                                                -------      --------
        Adjusted revenues...................      8,159        32,619
        Change in accounting principle......     (6,136)      (26,052)
                                                -------      --------
        Revenues as reported herein.........    $ 2,023      $  6,567
                                                -------      --------
        Cost of sales as previously reported    $ 7,580      $ 31,227
        Restatements (see Explanatory Note).         52           208
                                                -------      --------
        Adjusted cost of sales..............      7,632        31,435
        Change in accounting principle......     (6,136)      (26,052)
                                                -------      --------
        Cost of sales as reported herein....    $ 1,496      $  5,383
                                                -------      --------

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

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

unaffected and the impact to future operations is not expected to be material as a result of the Company's decision to exit third party risk management aspects of the marketing and trading business. Please see Note 4 for further discussion.

   FASB Statement No. 142. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142. "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 discontinued goodwill amortization over its estimated useful life and provided that goodwill is subject to at least an annual fair-value based impairment test. The Company adopted Statement No. 142 effective January 1, 2002. The estimation of fair value is highly subjective, inherently imprecise and can change materially from period to period based on, among other things, an assessment of market conditions, projected cash flows and discount rate. Accordingly, if conditions change in the future, the Company may record further impairment losses. On an annual basis, absent any impairment indicators, the Company expects to perform its annual impairment analysis in the fourth quarter after the annual budgetary process. The changes in the carrying amount of goodwill for each of Dynegy's reportable business segments for the nine-month period ended September 30, 2002 are as follows (in millions):

                                       Wholesale  Dynegy   Transmission
                                        Energy   Midstream      &
                                        Network  Services  Distribution Total
                                       --------- --------- ------------ -----
  Balances as of January 1, 2002......   $ 757      $16       $  --     $ 773
  Goodwill acquired during the period.      --       --         887       887
  Purchase price adjustments..........     (33)      --         (28)      (61)
  Goodwill impaired during the period.    (724)      --          --      (724)
  Sale of Canadian crude business.....      --       (1)         --        (1)
  Sale of Northern Natural Gas Company      --       --        (859)     (859)
                                         -----      ---       -----     -----
  Balances as of September 30, 2002...   $  --      $15       $  --     $  15
                                         -----      ---       -----     -----

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

                                           Three Months   Nine Months
                                              Ended          Ended
                                           September 30, September 30,
                                           ------------- -------------
                                            2002   2001    2002   2001
                                           -----   ----  -------  ----
           Reported net income (loss)..... $(923)  $227  $(1,039) $403
           Add back: Goodwill amortization    --      4       --    10
                                           -----   ----  -------  ----
           Adjusted net income (loss)..... $(923)  $231  $(1,039) $413
                                           -----   ----  -------  ----

   FASB Statement No. 144. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company's adoption of Statement No. 144 on January 1, 2002 did not have any impact on its financial position, results of operations or cash flows. However, see Note 3 below regarding the Company's treatment of assets held for sale at September 30, 2002.

   Accounting Principles Not Yet Adopted, FASB Statement No. 143. Also during 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. The Company is evaluating the future financial effects of adopting Statement No. 143 and will adopt the standard effective January 1, 2003.

   FASB Statement No. 146. In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("Statement No. 146"). Statement No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires costs to be accrued as incurred rather than when an approved plan is in place. The scope of Statement No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. Statement No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, although early adoption of the standard is encouraged. The Company is evaluating the impact of this standard on its current restructuring initiative and will apply provisions of the standard accordingly.

Note 2--Liquidity and Industry Conditions

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

  . ongoing investigations and litigation relating to Project Alpha, Dynegy's trading practices and its activities in the California power markets; and

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


  . confidence in Dynegy's financial reporting in light of the previously announced restatements and the ongoing re-audit of its 1999-2001 financial statements.

   Dynegy's liquidity may be significantly adversely affected if it is unable to refinance its credit facilities that mature in the second quarter 2003. Dynegy also faces the risk of a covenant default on these facilities or other debt instruments prior to maturity. The credit facilities contain various covenants, including EBITDA-to-interest and debt-to-capitalization financial covenants. The Company was in compliance with the covenants in its credit facilities and other debt instruments at September 30, 2002. While many of the charges incurred by the Company during 2002 are excluded from the compliance calculations, continued weakness in the Company's operating results compared with results in 2001 will make it more difficult for the Company to continue to comply with certain of its financial covenants. Compliance with these financial covenants is measured on a quarterly basis.

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

   Dynegy has executed on the principal elements of its capital plan in order to meet its current obligations as they mature and provide the necessary collateral to support our commercial operations. Dynegy believes that the combination of its liquidity initiatives and the roll off of collateral and cash flow from its exit from third party risk management aspects of the marketing and trading business should enable the Company to refinance all or a sufficient portion of its second quarter 2003 maturities. However, the Company faces significant risks related to its ongoing operations and other matters discussed above. Dynegy also faces the risk that it may not be able to reach agreement with its lenders on mutually acceptable terms. If Dynegy fails to execute the remaining elements of its strategy, it may be forced to consider other strategic alternatives including a possible reorganization under the protection of federal bankruptcy laws.

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

Note 3--Acquisitions and Dispositions

   Northern Natural Gas. In November 2001, Dynegy Inc. acquired 1,000 shares of Series A Preferred Stock ("Series A Preferred Stock") in Northern Natural for $1.5 billion. The Company concurrently acquired an option to purchase all of the equity of Northern Natural's indirect parent company. The Company exercised its option to acquire the indirect parent of Northern Natural in November 2001 upon termination of Dynegy Inc's merger agreement with Enron Corp. ("Enron"), and the closing of the option exercise occurred on January 31, 2002.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   On August 16, 2002, Dynegy Inc. and the Company sold Northern Natural to MidAmerican Energy Holdings Company ("MidAmerican") for $928 million in cash, subject to adjustment for changes in working capital. Pursuant to the sales agreement, 95 percent of the purchase price was allocated to the preferred stock held by Dynegy Inc. and five percent of the purchase price was allocated to the common stock held by the Company. Under the terms of this agreement, MidAmerican acquired all of the common and preferred stock of Northern Natural and assumed all of Northern Natural's $950 million of debt. Dynegy incurred a pre-tax loss of approximately $62 million ($60 million after-tax) associated with the sale. Subject to resolution of the working capital adjustments relating to the sale, Dynegy could incur an additional loss ranging from zero to $20 million in the fourth quarter 2002.

   On September 30, 2002, the Company sold $90 million in 6.875 percent senior notes of Northern Natural due May 2005 for approximately $96 million including accrued interest of $2 million. The Company acquired the notes at par value in April 2002 pursuant to a tender offer that it agreed to effect in order to obtain a bondholder consent in connection with the acquisition of Northern Natural. The gain on sale of approximately $4 million is reflected in other income (expense) and is net of accrued interest.

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

   United Kingdom Storage. On September 30, 2002, the Company sold a subsidiary that owned the Hornsea onshore natural gas storage facility in the United Kingdom for net cash proceeds of approximately $189 million. No gain or loss was recognized on the transaction. On November 14, 2002, the Company sold the subsidiaries that owned the Rough offshore natural gas field in the North Sea and the Easington natural gas processing terminal on the East Yorkshire coast for cash proceeds of approximately $500 million. The Company does not expect to recognize a material gain or loss on this transaction. The results of operations for the United Kingdom

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

storage business are included within discontinued operations in the accompanying Condensed Consolidated Statements of Operations. Revenues from the United Kingdom storage business were $47 million and $128 million, respectively, for the three- and nine-month periods ended September 30, 2002. Income before taxes was $17 million and $37 million, respectively, for the three- and nine-month periods ended September 30, 2002. Additionally, at September 30, 2002, the Rough and Easington assets were classified as held for sale in accordance with Statement No. 144. The major classes of assets and liabilities classified as "Assets Held for Sale" or Liabilities Held for Sale" in the accompanying September 30, 2002 Condensed Consolidated Balance Sheet are as follows (in millions):

                                                   September 30,
                                                       2002
                                                   -------------
               Current Assets:
               Accounts receivable................     $ 13
               Inventory..........................       15
               Other..............................        4
                                                       ----
                      Total Current Assets........       32
                                                       ----
               Other Assets:
               Property, plant and equipment, net.      638
               Other..............................        6
                                                       ----
                      Total Other Assets..........      644
                                                       ----
                      Total Assets................     $676
                                                       ----
               Current Liabilities................     $ 30
               Other Liabilities:
               Deferred taxes.....................      133
               Other..............................       78
                                                       ----
                      Total Other Liabilities.....      211
                                                       ----
                      Total Liabilities...........     $241
                                                       ====

Note 4--Restructuring and Impairment Charges

   During the six months ended June 30, 2002, the Company recognized a $54 million pre-tax ($35 million after-tax) charge principally related to the impairment, write-off or obsolescence of certain assets and an accrual for severance related to a corporate restructuring. The charge primarily relates to the impairment of investments in securities of entities engaged in technology-related ventures and a severance charge related to the corporate restructuring.

   During the third quarter 2002, the Company recognized a $935 million pre-tax ($880 million after-tax) charge principally related to the impairment of goodwill associated with the Company's Wholesale Energy Network ("WEN") segment, a loss on the sale of Northern Natural, an impairment of investments in generating facilities and the write-off of other obsolete assets.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   The pre-tax charges consisted of the following for the periods ended September 30, 2002 (in millions):

                                             Three Months   Nine Months
                                                 Ended         Ended
                                             September 30, September 30,
                                                 2002          2002
                                             ------------- -------------
        Impairment of goodwill..............      $724         $724
        Loss on sale of Northern Natural....        62           62
        Impairment of generation investments       117          117
        Impairment of technology investments         7           17
        Severance charge....................        --           32
        Write-off other obsolete assets.....        25           37
                                                 -----         ----
           Total............................      $935         $989
                                                 =====         ====

   Impairment of goodwill. The value of goodwill associated with the WEN segment was reviewed for impairment at September 30, 2002. Based on this assessment, an after-tax charge to earnings of $724 million was recorded to impair substantially all of the goodwill associated with the WEN segment. The fair value of WEN consists of value associated with marketing and trading as well as the value associated with power generation. The fair values of the respective components were estimated utilizing the expected discounted future cash flows. The primary factors leading to this impairment are : (1) the reduction in near-term power prices, (2) an increase in the rate of return required for investors to enter the energy merchant sector and (3) the Company's decision to exit third party risk management aspects of the marketing and trading business. The charge was recorded in Goodwill Impairment in the accompanying Condensed Consolidated Statement of Operations.

   Loss on Sale of Northern Natural. On August 16, 2002, Dynegy Inc. and the Company sold Northern Natural to MidAmerican for $928 million in cash, subject to adjustment for changes in working capital. MidAmerican acquired all of the common and preferred stock of Northern Natural and assumed all of Northern Natural's $950 million of debt, which debt had a book value of approximately $890 million. Dynegy incurred a pre-tax loss of $62 million ($60 million after-tax) associated with the sale. This charge is recorded in Discontinued Operations in the accompanying Condensed Consolidated Statement of Operations.

   For federal income tax purposes, the sale resulted in a capital loss, which may be deducted solely against capital gains, if any, realized by the enterprise in its consolidated federal tax returns. There is a three-year carryback and five-year carryforward for capital losses under existing federal statutes. For financial reporting purposes, the Company recorded a valuation allowance against substantially all of the potential tax benefit as a result of uncertainty as to the ability to generate capital gains in the future.

   Impairment of generation investments. In conjunction with its review of the carrying value of goodwill, the Company assessed the carrying value of its generation portfolio on an asset-by-asset basis. The generation portfolio includes wholly owned generating facilities, which are reflected in Property, Plant and Equipment, as well as investments in partnerships and limited liability companies that own generating facilities, which are reflected in Unconsolidated Investments. Based on this review, the carrying value associated with the wholly owned generation facilities was considered realizable. However, certain investments were considered impaired, resulting in a pre-tax charge of $117 million ($76 million after-tax), which is reflected in Earnings (Losses) from Unconsolidated Investments in the accompanying Condensed Consolidated Statement of Operations. This diminution in the fair value of these investments is a result of depressed energy prices and an increase in the rate of return required by investors to enter into the power generating business.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   Impairment of technology investments. The Company has investments that include ownership in public and private companies and investment funds focused in the technology sector. The continued downturn in the technology sector during the second quarter 2002 resulted in an impairment charge relative to these investments. In the second quarter 2002, the Company recorded a $10 million pre-tax ($7 million after-tax) charge.

   These investments were reevaluated at September 30, 2002 based on the Company's inability to sell certain investments for their adjusted carrying values and the continued depressed conditions in the technology sector. Based on this assessment, the remaining carrying value of such investments were written off, resulting in a pre-tax charge of $7 million ($4 million after-tax). The cumulative pre-tax charge related to technology investments for the nine months ended September 30, 2002 was $17 million ($11 million after-tax).

   Severance. The Company recognized a pre-tax charge of approximately $32 million ($21 million after-tax) in the second quarter 2002 for severance benefits for approximately 309 employees who were from various segments and included all staffing levels, including the Company's former Chief Executive Officer and Chief Financial Officer. The charge is included in Impairment and Other Charges in the accompanying Condensed Consolidated Statements of Operations. The following is a schedule of the reduction in the liability related to this charge (in millions):

                                                      Balance At September 30,
 Original Charge Amount        Cash Utilization                 2002
 ----------------------        ----------------       ------------------------
           $32                       $(12)                       $20

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

   As a result of the Company's decision to exit third party risk management aspects of the marketing and trading business, its investment in Dynegydirect was written off in the third quarter 2002, resulting in a pre-tax charge of $25 million ($16 million after-tax). The charge was recorded in Impairment and Other Charges in the accompanying Condensed Consolidated Statements of Operations.

   Corporate Restructuring. In October 2002, the Company announced that it is implementing a restructuring plan designed to improve operational efficiencies and performance across its lines of business. The Company will adopt a decentralized business structure consisting of a streamlined corporate center and operating units in power generation, natural gas liquids, regulated energy delivery and communications. As a result of this restructuring, the Company will recognize pre-tax charges of approximately $38 million ($25 million after-tax) and $5 million ($3 million after-tax) in the fourth quarter 2002 and first quarter 2003, respectively, for severance benefits for approximately 780 employees who were from various segments and included all staff levels.

   The Company is assessing other potential fourth quarter charges, which may include, but are not limited to, charges associated with the recently announced reduction in workforce and organizational restructuring and charges associated with exiting third party risk management aspects of the marketing and trading business.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


Note 5--Commercial Operations, Risk Management Activities and Financial Instruments

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

   The nature of the Company's business necessarily involves certain market and financial risks. The Company routinely enters into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and the Company's strategy for mitigating these risks are more fully described in Note 3 to the 2001 Form 10-K.

   Changes in stockholder's equity related to derivatives for the nine-month period ended September 30, 2002 were as follows, net of tax (in millions):

                Balance at December 31, 2001............. $  8
                Current period changes in fair value, net  (22)
                Reclassifications to earnings, net.......   17
                                                          ----
                Balance at September 30, 2002............ $  3
                                                          ----

   Accumulated other comprehensive income, net of tax, is included in Stockholder's Equity on the Condensed Consolidated Balance Sheets as follows (in millions):

 Statement No. 133, net................................................... $ 3
 Currency translation adjustment..........................................  30
                                                                           ---
 Accumulated other comprehensive income, net of tax, at September 30, 2002 $33
                                                                           ---

   Other comprehensive income (loss) is as follows (in millions):

                                                  Nine Months Ended
                                                  September 30,
                                                  -----------------
                                                    2002     2001
                                                   -------   ----
                Net income (loss)................ $(1,039)   $403
                Other comprehensive income (loss)      23      27
                                                   -------    ----
                Total comprehensive income (loss) $(1,016)   $430
                                                   =======    ====

   The Company adopted Statement No. 133, effective January 1, 2001, resulting in an after-tax cumulative effect gain of approximately $2 million.

   From time to time the Company enters into various financial derivative instruments which qualify as cash flow hedges. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedged items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. Instruments related to the Company's customer and risk-

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

management and midstream liquids businesses are entered into for purposes of hedging forward fuel requirements for certain power generation facilities, locking in future margin in the domestic midstream liquids business and hedging price risk in the global liquids business. Interest rate swaps are used to convert the floating interest rate component of certain obligations to fixed rates.

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

   The balance in other comprehensive income at September 30, 2002 associated with these cash flow hedges is expected to be reclassified to future earnings contemporaneously with the related purchases of fuel, sales of electricity or liquids and payments of interest as applicable to each type of hedge. Of this amount, an approximate $17 million loss, net of taxes, is estimated to be reclassed into earnings over the 12-month period ending September 30, 2003. Actual amounts ultimately reclassed to earnings over the next 12 months could vary materially from this estimated amount as a result of changes in market conditions.

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

   The Company has investments in foreign subsidiaries, the net assets of which are exposed to currency exchange-rate volatility. The Company uses derivative financial instruments to hedge this exposure. For derivatives treated as hedges of net investments in foreign operations, the effective portion of changes in the fair value of the derivative is recorded in the cumulative translation adjustment. Any ineffective portion of a hedge is reported in earnings immediately. For the nine months ended September 30, 2002, approximately $43 million of net losses related to these contracts were included in the cumulative translation adjustment. During the nine months ended September 30, 2002, ineffectiveness from changes in fair value of net investment hedge positions was a loss of approximately $8 million. There were no net investment hedges during the nine months ended September 30, 2001.

Note 6--Unconsolidated Investments

   Investments in affiliates that are not controlled by the Company but where the Company has significant influence over operations are accounted for by the equity method. The Company's share of net income from these affiliates is reflected in the Condensed Consolidated Statements of Operations as Earnings (Losses) from Unconsolidated Investments. The Company's principal equity method investments consist of entities that operate generation assets and natural gas liquids assets. These equity investments totaled $636 million and $755 million at September 30, 2002 and December 31, 2001, respectively. The Company entered into these ventures principally for the purpose of sharing risk and leveraging existing commercial relationships. These ventures maintain independent capital structures and have financed their operations on a non-recourse basis to the Company.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   Generation Assets. Generation investments primarily include ownership interests in eight joint ventures that own fossil fuel electric generation facilities as well as a limited number of international ventures. The Company's ownership is 50 percent in the majority of these ventures. The Company's aggregate net investment of $520 million at September 30, 2002 represents approximately 2,400 MW of net generating capacity. Dynegy's most significant investment in generating capacity is its interest in West Coast Power, representing approximately 1,400 MW of net generating capacity in California. The net investment in West Coast Power totaled approximately $355 million and $330 million at September 30, 2002 and December 31, 2001, respectively. West Coast Power provided equity earnings of approximately $49 million and $157 million in the nine months ended September 30, 2002 and 2001, respectively. NRG Energy Inc. ("NRG"), the parent company of Dynegy's partner in two joint ventures, including West Coast Power, recently announced that it has presented a restructuring proposal to representatives of its bank lenders and bondholders. NRG also indicated that a Chapter 11 filing may ultimately be the means for it to implement any restructuring proposal with its creditors. Dynegy cannot predict with any degree of certainty the effects of these or similar actions by NRG on the operations or collateral obligations of these two joint ventures.

   Midstream Investments. Midstream investments include a 23 percent ownership interest in a venture that operates a natural gas liquids ("NGL") processing, extraction, fractionation and storage facility in the Gulf Coast region as well as a 39 percent ownership interest in a venture that fractionates NGLs on the Gulf Coast. At September 30, 2002 and December 31, 2001, the Company's aggregate net investment in these midstream businesses totaled approximately $116 million and $146 million, respectively. The $146 million of investments at December 31, 2001 included Dynegy's investment in West Texas LPG Pipeline Limited Partnership ("WTLPS"), which was transferred to ChevronTexas Corporation in August 2002. Please see Note 8 for further discussion of this transaction.

   Summarized aggregate financial information for these generation and midstream investments and Dynegy's equity share thereof was ($ in millions):

                                   Nine Months Ended September 30,
                                   -------------------------------
                                       2002            2001
                                   --------------- ---------------
                                           Equity          Equity
                                   Total   Share   Total   Share
                                   ------  ------  ------  ------
                  Revenues........ $2,330   $998   $3,000  $1,266
                                   ------   ----   ------  ------
                  Operating margin $  429   $179   $  552  $  262
                                   ------   ----   ------  ------
                  Net income...... $  205   $ 96   $  387  $  183
                                   ------   ----   ------  ------

   In addition to its equity share of net income from these investments, the Company recognized an impairment charge of $117 million, which is also included in Earnings (Losses) from Unconsolidated Investments. See Note 4 for further discussion regarding the impairment of certain of these assets in the third quarter 2002.

   Other Investments. In addition to these equity investments, the Company holds interests in non-public companies for which it does not have significant influence over the operations. These investments are generally accounted for by the cost method. Such investments totaled $12 million and $39 million at September 30, 2002 and December 31, 2001, respectively. During the third quarter of 2001, the Company recognized an $19 million pre-tax loss on a technology investment due to impairments that were determined by management to be other-than-temporary. During the nine-months ended September 30, 2002, the Company wrote down the remaining values of its available-for-sale securities. See Note 4--Restructuring and Impairment Charges.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


Note 7--Debt

   Near-Term Maturities. As of November 14, 2002, our debt maturities and related obligations through December 31, 2003 were approximately as follows:

                                                                     Amount
       Date                            Type                     Outstanding/Owed
       ----                            ----                     ----------------
Fourth Quarter 2002 Canadian Credit Facility                     $  40 million
                    ABG Gas Supply(1)                            $11.7 million

First Quarter 2003. Renaissance/Rolling Hills Interim Financing  $ 200 million
                    Black Thunder Financing(2)                   $18.9 million
                    ABG Gas Supply(1)                            $17.8 million

Second Quarter 2003 $900 million Revolving Credit Facility       $ 789 million (3)
                    $400 million Revolving Credit Facility       $ 382 million (4)
                    Black Thunder Financing(2)                   $21.6 million
                    ABG Gas Supply(1)                            $18.1 million

Third Quarter 2003. Black Thunder Financing(2)                   $21.6 million
                    ABG Gas Supply(1)                            $18.4 million

Fourth Quarter 2003 Black Thunder Financing(2)                   $21.6 million
                    ABG Gas Supply(1)                            $18.7 million

--------
(1) Reflects required payments associated with Project Alpha as further described in the Explanatory Note.
(2) Reflects required quarterly payments under Dynegy's Black Thunder financing.
(3) Reflects amounts outstanding under the $900 million revolving credit facility, including $661 million in outstanding letters of credit.
(4) Reflects amounts outstanding under the $400 million revolving credit facility, including $382 million in outstanding letters of credit.

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

   During the nine-month period ended September 30, 2002, the Company repaid commercial paper borrowings and revolving credit facilities of approximately $455 million and borrowed approximately $53 million under the revolving credit facilities. Additionally, during the nine months ended September 30, 2002, Dynegy issued an aggregate of $501 million of letters of credit under their revolving credit facilities. During the period from September 30, 2002 through the date of this report, Dynegy repaid $75 million under the revolving credit facility in order to allow for capacity to issue additional letters of credit. Additionally, as described below, Dynegy used $250 million in proceeds from sales of its United Kingdom natural gas storage facilities to repay an interim financing that represented an advance on a portion of the proceeds from such sales.

   Interim Financings. In July 2002, the Company completed a $200 million interim financing, bearing interest at LIBOR plus 1.38 percent. This loan matures in January 2003 and is secured by interests in the Company's Renaissance and Rolling Hills merchant power generation facilities.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   In June 2002, the Company completed a $250 million interim financing, bearing interest at LIBOR plus 1.75 percent. This loan originally matured in June 2003 and represents an advance on a portion of the proceeds from the sale of our United Kingdom natural gas storage facilities. In September 2002, Dynegy sold the entity that owned the Hornsea storage facility and in October 2002 repaid approximately $189 million of this interim financing with the net proceeds. On November 14, 2002, Dynegy sold the entities that owned the Rough facilities and repaid the remaining balance of this financing with a portion of the proceeds therefrom.

   Revolvers. On April 29, 2002, the Company closed a $900 million unsecured revolving credit agreement with a syndicate of commercial banks. This facility matures on April 28, 2003. Generally, borrowings under the credit agreement bear interest at a Eurodollar rate plus a margin that is determined based on the designated unsecured debt ratings of Dynegy. Facility fees are payable on the full amount of the facility and are determined based on designated unsecured debt ratings. As of September 30, 2002, amounts outstanding under this facility included $203 million of borrowings and $517 million in letters of credit. During October 2002, Dynegy repaid $75 million of outstanding borrowings under this facility in order to allow for capacity to issue additional letters of credit. As of November 13, 2002, amounts outstanding under this facility included $128 million of borrowings and $661 million in letters of credit.

   Financial covenants under the $900 million revolver include a debt-to-capitalization test (which takes into account certain lease and similar commitments of Dynegy and its subsidiaries) and a 3.5 times EBITDA-to-interest test. The permissible threshold for the debt-to-capitalization is 60%. Other covenants in the facility include subordination of certain intercompany debt owed to Dynegy Inc. and its subsidiaries (other than Dynegy and its subsidiaries), restrictions on liens and limitations prohibiting subsidiary debt at Dynegy Marketing & Trade, Dynegy Power Marketing, Inc. and Dynegy Midstream Services, Limited Partnership. Default provisions include cross-payment default of Dynegy Inc., Dynegy or any principal subsidiary with respect to debt or other similar obligations that exceed $100 million, cross acceleration of Dynegy Inc., Dynegy or any principal subsidiary under any instrument covering debt or similar obligations that exceed $100 million and bankruptcy or receivership of Dynegy Inc., Dynegy or any principal subsidiary. The facility does not contain any defaults relating to material adverse changes in the condition of Dynegy Inc. or Dynegy after the closing date or to changes in Dynegy Inc.'s or Dynegy's credit ratings. The facility also does not contain a "term-out" provision that would permit Dynegy Inc. to extend the maturity for borrowings under the facility beyond the facility's April 28, 2003 maturity date. As such, the amounts outstanding under this facility are classified as current.

   Dynegy was in compliance with the covenants contained in its revolving credit agreements and other debt instruments at September 30, 2002. Dynegy's recent operating losses and any further operating losses will make it more difficult for Dynegy to continue to satisfy the financial covenants in its revolving credit agreements, particularly the EBITDA-to-interest covenants. Management will continue to analyze these covenants relative to its results of operations. The Company is required to deliver a certificate to the lenders under its revolving credit facilities attesting to its compliance with the financial covenants under these facilities on a quarterly basis. Any failure to satisfy one or more of these covenants would constitute a breach giving rise to a default under the applicable debt instrument and would permit the lenders under such debt instrument to accelerate the maturity of Dynegy's outstanding obligations thereunder. Depending upon the particular debt instrument, such a breach or any action by the lenders to accelerate the maturity of amounts owing would result in a default under or trigger cross-acceleration provisions in a significant portion of the Company's other outstanding debt instruments. In the event of non-compliance, Dynegy would seek waivers from the lenders under these debt instruments or attempt to repay or refinance the affected debt instruments. The Company cannot provide any assurance that it could repay, obtain waivers with respect to or refinance such debt instruments in the event of any such default.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   ABG Gas Supply Credit Agreement. On April 10, 2001, ABG entered into a credit agreement with a consortium of lenders in order to provide financing associated with Project Alpha (the "ABG Credit Agreement"). Advances under the agreement allowed ABG to purchase NYMEX natural gas contracts with the underlying physical gas supply to be sold to Dynegy Marketing and Trade under an existing natural gas purchases and sales agreement. The ABG Credit Agreement requires ABG to repay the advances in monthly installments commencing February 2002 through December 2004 from funds received from Dynegy Marketing and Trade under the natural gas purchases and sales agreement. The advances bear interest at a Eurodollar rate plus a margin as defined in the agreement. Advances of $272 million and $282 million were outstanding under this agreement at September 30, 2002 and December 31, 2001, respectively.

   Senior Notes. On February 21, 2002, the Company issued $500 million of 8.75% senior notes due 2012. Interest on the notes is due on February 15 and August 15 of each year, beginning August 15, 2002. The notes are unsecured and are not subject to a sinking fund.

   Capital Lease. In response to the initiatives underway at the FASB, on June 28, 2002, the Company unilaterally undertook certain actions, the effect of which altered the accounting for one of our existing lease obligations. These actions included the delivery of a guarantee of the lessor debt in the lease of a power generation facility. As a result of these actions, the lease is now accounted for as a capital lease and approximately $165 million of generation assets and the associated debt were brought on-balance sheet. The assets under capital lease are included in property, plant and equipment and are amortized over the useful life of the asset, which approximates 35 years. We have the option to purchase the related assets at lease maturity in 2005. This obligation bears interest at a rate of LIBOR plus 1.5% to 2.75%, depending on the tranche.

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

   The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2002 ($ in millions):

               Three months ending December 31, 2002...... $  3
               Year ending December 31:
                  2003....................................    5
                  2004....................................    7
                  2005....................................  176
                                                           ----
               Total minimum lease payments...............  191
               Less: Amount representing interest.........  (26)
                                                           ----
               Present value of net minimum lease payments $165
                                                           ----

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

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   Also in June 2002, West Coast Power, LLC ("West Coast Power"), a joint venture owned equally by Dynegy and NRG Energy with generation assets in California, repaid a non-recourse project financing with cash on hand within the joint venture entity. This payment eliminated a $31 million obligation which could have been triggered by declines in Dynegy's credit ratings. Concurrent with the retirement of the project financing, West Coast Power entered into an amended $120 million bank facility consisting of a $100 million letter of credit facility that will be used to collateralize West Coast Power's obligations, a $10 million term loan and a $10 million working capital facility. The facility has resulted in the release of approximately $100 million in letters of credit previously posted by Dynegy on behalf of West Coast Power. Please see "Note 6--Unconsolidated Investments" for a discussion of recent developments involving NRG Energy.

   Dynegy incurred upfront fees aggregating approximately $19 million in connection with the interim financings, Black Thunder amendment and West Coast Power transactions described above. Such amounts are capitalized and amortized over the terms of the respective financing transactions.

Note 8--Related Party Transactions

   ChevronTexaco Commercial Arrangements. In March 2002, Dynegy and ChevronTexaco agreed to expand their commercial relationships to include substantially all of the natural gas and domestic mixed NGLs and NGL products produced or controlled by the former Texaco.

   In August 2002, Dynegy and ChevronTexaco executed an agreement pursuant to which the parties amended the existing gas purchase agreement, security agreement, netting agreement and certain related agreements. Under this new agreement, Dynegy agreed to accelerate payment to the month of delivery for a portion of the natural gas it purchases from ChevronTexaco, with the amount of the accelerated payment generally being equal to 75 percent of the value of the prior month's gas deliveries, after reduction pursuant to a netting agreement between Dynegy and ChevronTexaco. This payment arrangement was effective upon the closing of the sale of Northern Natural described in Note 3--Acquisitions and Dispositions above. The accelerated payment totaled $152 million at September 30, 2002.

   In connection with Dynegy's announced exit from third party risk management aspects of the marketing and trading business. Dynegy and ChevronTexaco have been negotiating to terminate the natural gas purchase agreement between the parties and to provide for an orderly transition of responsibility for marketing ChevronTexaco's domestic natural gas production. These discussions will not affect Dynegy's current contractual agreements with ChevronTexaco relative to ChevronTexaco's U.S. natural gas processing and the marketing of ChevronTexaco's domestic NGLs.

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

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   Dan Dienstbier Contract. Dynegy entered into a services agreement with Daniel L. Dienstbier effective as of May 28, 2002, the date on which Mr. Dienstbier assumed the position of interim Chief Executive Officer. Mr. Dienstbier served as Dynegy's interim Chief Executive Officer from such date until October 23, 2002. Mr. Dienstbier continues to serve as non-executive Chairman of the Board of Directors. Pursuant to the terms of the agreement, Dynegy agreed to pay Mr. Dienstbier $1 million per year, to be paid ratably once per month, in the form of cash or common stock as the parties shall agree. Upon termination of the agreement, Mr. Dienstbier is eligible to receive a bonus payment and a common stock grant, in each case at Dynegy's discretion. The agreement contains customary indemnification, confidentiality and non-compete provisions relating to Mr. Dienstbier's provision of services. Mr. Dienstbier is continuing to be compensated under this agreement.

   Short-Term Executive Stock Purchase Loan Program. In July 2001, Dynegy Inc. established the Dynegy Inc. Short-Term Executive Stock Purchase Loan Program pursuant to which eligible employees were loaned funds to acquire Class A common stock through market purchases. Dynegy ceased making new loans under the program at June 30, 2002. Outstanding loans bear interest at the greater of five percent or the applicable federal rate as of the loan date, are full recourse to the participants and mature on December 19, 2004. At September 30, 2002 and December 31, 2001, approximately $12 million and $13 million, respectively, which included accrued and unpaid interest, was owed to the Company under this program. The loans are accounted for as Subscriptions Receivable within Stockholder's Equity on the Condensed Consolidated Balance Sheet.

   In connection with the Company's organizational restructuring, the Company offered to immediately forgive 50 percent of the outstanding balance under each loan established through this program to non-executive officers. In order to provide incentives to those employees with outstanding loans under this program to remain with the Company post-restructuring, the Company has agreed to forgive one-half of the remaining balance of each of their loans on October 1, 2003 and to forgive the then remaining balance under each such loan on October 1, 2004, subject to achievement of specified employment objectives. For employees terminated as part of the restructuring, the remaining balance outstanding under each loan matures and is due and payable on December 19, 2004. Interest rates charged under these loans remain unchanged. An accounting charge of approximately $3 million is expected to be recognized in the fourth quarter 2002 related to the forgiveness of these loans.

   December 2001 Equity Purchases. In December 2001, certain executive officers purchased Class A common stock from Dynegy Inc. in a private placement pursuant to Section 4(2) of the Securities Act of 1933. These executives received loans from Dynegy to purchase the common stock at a price of $19.75 per share. The purchase price equaled the net proceeds per share to Dynegy Inc. from a concurrent public offering (after a $1.00 per share underwriting discount). The loans bear interest at 3.25 percent per annum.

   During the quarter ended September 30, 2002, three executive officers with loans then outstanding for December 2001 equity purchases and under the Short-Term Executive Stock Purchase Loan Program resigned from their positions with the Company. Two of these former executive officers paid an aggregate of approximately $1.5 million to retire their outstanding December 2001 loans as part of their severance arrangements. These former executive officers' outstanding loans under the Short-Term Executive Stock Purchase Loan Program, which aggregated approximately $2 million, were then extended to September 2007. The severance arrangement with the third former executive officer included a similar pay down of 50 percent of an outstanding December 2001 loan and an extension of the maturity date for the $512,000 remaining outstanding under that loan, from September 15, 2002 to September 30, 2007. The extended loans bear interest at the same interest rate as the initial loans.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   Two other executive officers with loans outstanding under each program repaid an aggregate of $1 million to retire their December 2001 Equity Purchase loans during the third quarter. These executive officers used proceeds from a special bonus payment paid by the Company as part of their re-negotiated employment contracts to make these loan payments. These executive officers' outstanding loans under the Short-Term Executive Stock Purchase Loan Program, which aggregate approximately $861,000 as of September 30, 2002, remain outstanding and mature on December 19, 2004.

   Other. At September 30, 2002, the Company had several financing arrangements under which it was owed approximately $12 million from one of its equity investees, Nicor Energy. The interest rate varies from zero to prime plus two percent. The repayment terms for $4 million are over the next fifteen months, while the remaining $8 million is due when Nicor Energy is sold.

Note 9--Commitments And Contingencies

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS NOTE, WHICH WAS PRESENTED IN THE COMPANY'S THIRD QUARTER 2002 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON NOVEMBER 19, 2002 IN ORDER TO REFLECT MATERIAL CHANGES IN OR UPDATES TO THE COMPANY'S MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF ITS 2001 FORM 10-K AND FIRST AND SECOND QUARTER 2002 FORMS 10-Q, DOES NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 19, 2002. FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN OR UPDATES TO THE COMPANY'S MATERIAL LEGAL PROCEEDINGS, PLEASE READ ITS EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 19, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE
NOTE 12--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

   Please see Note 11, "Commitments and Contingencies," in the 2001 Form 10-K and Notes 7 and 10, "Commitments and Contingencies," in the Company's Forms 10-Q for the quarters ended March 31, 2002 and June 30, 2002 (the "Forms 10-Q") for a description of the Company's material legal proceedings. Set forth below is a description of any material developments that occurred with respect to such proceedings since the Company's original filing of the Form 10-Q for the second quarter 2002 and a description of any new matters that have arisen during the quarter.

   In addition to the matters described below, the Company is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these ordinary course matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

   The Company recognizes reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies." For environmental matters, we record liabilities when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Please read Note 2--Accounting Policies in the 2001 Form 10-K.

   With respect to several of the items listed below, Dynegy has determined that a loss is not probable or that any such loss, to the extent probable, is not reasonably estimable. Notwithstanding the foregoing, Dynegy's management has assessed the matters described below based on currently available information and made an

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   Baldwin Station Litigation. Illinois Power ("IP") and Dynegy Midwest Generation, Inc. (collectively, the "Defendants"), are the subject of a Notice of Violation ("NOV") from the Environmental Protection Agency (the "EPA") and a complaint filed by the EPA and the Department of Justice the Clean Air Act (the "Act") and, the regulations promulgated under adopted pursuant to the Clean Air Act. Similar notices and complaints have been filed against a number of other utilities. Both the NOV and the complaint allege that certain equipment repairs, replacements and maintenance activities at the Defendants' three Baldwin Station generating units constituted "major modifications" under the Prevention of Significant Deterioration and/or the New Source Performance Standards regulations. When activities that meet the definition of "major modifications" occur and they are not otherwise exempt, the Act and related regulations generally require that generating facilities meet more stringent emissions standards, which may entail the installation of potentially costly pollution control equipment. The Defendants filed an answer denying all claims and asserting various specific defenses, and a trial date of June 3, 2003 has been set.

   The Company believes it has meritorious defenses to the EPA allegations and will vigorously defend against these claims. The Company has undertaken activities to significantly reduce emissions at the Baldwin Station since the complaint was filed in 1999. In 2000, the Baldwin Station was converted from high to low sulfur coal, resulting in sulfur dioxide emission reductions of over 90% from 1999 levels. Furthermore, selective catalytic reduction equipment has been installed at two of the three units at Baldwin Station resulting in significant emission reductions of nitrogen oxides. However, the EPA may seek to require the installation of the "best available control technology," or the equivalent, at the Baldwin Station. Independent experts hired by Dynegy originally estimated that capital expenditures of up to $380 million if the installation of best available control technology is required. Current estimates suggest that such capital expenditures could be as much as $410 million. The EPA also has the authority to seek penalties for the alleged violations in question at the rate of up to $27,500 per day for each violation. The Company has filed a motion for summary judgment based on the five-year statute of limitations, which could affect the EPA's ability to collect penalties. The Company has recorded a reserve for penalties that could be imposed if the EPA were to successfully prosecute its claims.

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

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

manipulate the California wholesale power market to the detriment of California consumers. Included among the acts forming the basis of the plaintiffs' claims are the alleged improper sharing of generation outage data, improper withholding of generation capacity and the manipulation of power market bid practices. The plaintiffs seek unspecified treble damages.

   All six lawsuits were consolidated before Judge Sammartino, Superior Court Judge for the County of San Diego. Subsequent to the consolidation two defendants filed cross-complaints against a number of corporations and governmental agencies that sold power in California's wholesale energy markets. Four cross-defendants removed the six cases to the United States District Court for the Southern District of California (San Diego). Following removal, certain cross defendants filed motions to dismiss the cross complaints, which motions are pending. The original plaintiffs in the six consolidated complaints have filed motions to remand the consolidated cases back to state court, which motions are pending. The defendants in the six consolidated cases have filed motions to dismiss the complaints based on the filed rate doctrine and preemption defense. The motion to remand and the cross defendants' motion to dismiss were heard by the Court and taken under submission by Federal Judge Whaley on September 19, 2002. If the Court decides that it has jurisdiction over the claims, the defendants' motion to dismiss will be heard as soon as possible thereafter.

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

   In addition to the six consolidated lawsuits discussed above, eight new putative class actions were filed on behalf of business and residential electricity consumers including consumers residing in the State of Washington. The lawsuits were filed in various state courts in Northern California, and in respect to the lawsuit on behalf of consumers in the State of Washington in the United States District Court for the Northern District of California. Named as defendants are various power generators and marketers, including Dynegy and some of its affiliates. The complaints allege unfair, unlawful and deceptive practices in violation of the California Unfair Business Practices Act and seek to enjoin illegal conduct, restitution and unspecified damages. While some of the allegations in these lawsuits are similar to the allegations in the other six lawsuits, these lawsuits include additional allegations based on events occurring subsequent to the filing of the other six lawsuits. These additional allegations include allegations similar to those made by the California Attorney General in the March 11, 2002 lawsuit described above as well as allegations that contracts between these power generators and the California Department of Water Resources (the "DWR") constitute unfair business practices resulting from market manipulation. The lawsuits filed in state court were removed to federal courts in the Northern and Eastern Districts of California. Certain defendants have filed a petition with the Judicial Panel For Multidistrict Litigation seeking to consolidate the new cases with the six cases consolidated in the United States District Court for the Southern District of California. By order dated October 11, 2002, the Judicial Panel for Multidistrict Litigation ordered the new cases consolidated with the original six cases in the United States District Court for the Southern District of California.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   Dynegy believes that it has meritorious defenses to these claims and intends to vigorously defend against them. Dynegy is unable to estimate the range of possible loss that could be incurred with respect to these lawsuits. However, an adverse result in any of these proceedings could have a material adverse effect on Dynegy's financial condition and results of operations.

   Enron Litigation. Dynegy Inc. and Dynegy were sued on December 2, 2001 by Enron and Enron Transportation Services Co. in the United States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 01-03626
(AJG). Enron claimed that Dynegy Inc. materially breached the Merger Agreement dated November 9, 2001 between Enron and Dynegy Inc. and related entities by wrongfully terminating that Agreement on November 28, 2001. Enron also claimed that Dynegy wrongfully exercised its option to take ownership of Northern Natural under an Option Agreement dated November 9, 2001. Enron sought damages in excess of $10 billion and declaratory relief against Dynegy Inc. for breach of the Merger Agreement. Enron also sought unspecified damages against Dynegy Inc. and Dynegy for breach of the Option Agreement. Dynegy filed an answer on February 4, 2002, denying all material allegations. On April 12, 2002, the Bankruptcy Court granted Dynegy's motion to transfer venue in the proceeding to the United States District Court for the Southern District of Texas (Houston Division).

   On August 15, 2002, Dynegy and Enron entered into an agreement to settle this lawsuit. Under the terms of the settlement agreement, Dynegy agreed to pay Enron $25 million, $10 million of which was paid to Enron upon approval of the settlement agreement by the Bankruptcy Court, with the remaining $15 million escrowed until approval of the settlement becomes final. In addition, Dynegy and Enron agreed to exchange mutual releases of any and all claims related to the terminated merger and to dismiss such litigation. Dynegy also agreed not to pursue any claims for working capital adjustments relating to our acquisition of Northern Natural. The terms of the settlement were approved by the Bankruptcy Court on August 29, 2002. On September 6, 2002, an appeal of the Bankruptcy Court's approval was filed by the plaintiffs who had filed the class action lawsuits described below, and such appeal remains pending. The effect of the appeal is to delay the effective date of the settlement, the release of the remaining $15 million to Enron and the dismissal of the pending Enron lawsuit.

   Dynegy previously described a suit filed against Dynegy Inc. and Dynegy by Ann C. Pearl and Joel Getzler in the United States District Court for the Southern District of New York. Plaintiffs filed the lawsuit as a purported class action on behalf of all persons or entities who owned Enron common stock as of November 28, 2001. A similar suit was filed by Bernard D. Shapiro and Peter Strub in the 129th Judicial District Court for Harris County, Texas. Plaintiffs in each case alleged that they are intended third-party beneficiaries of the Merger Agreement dated November 9, 2001 among Enron, Dynegy Inc. and related entities. Plaintiffs claimed that Dynegy materially breached the Merger Agreement by, among other things, wrongfully terminating that agreement. Plaintiffs also claimed that Dynegy breached the implied covenant of good faith and fair dealing. Plaintiffs sought unspecified damages and other relief. Enron moved for an order of the Bankruptcy Court in the Southern District of New York directing that the Pearl and Shapiro plaintiffs be enjoined from prosecuting their actions and that their actions be immediately dismissed. The Bankruptcy Court held that the claims asserted by the Pearl and Shapiro plaintiffs were the exclusive property of the Enron bankruptcy estate and that the plaintiffs lacked standing to sue as third-party beneficiaries of the Merger Agreement. Accordingly, by an order entered on April 19, 2002, the Bankruptcy Court granted Enron's motion, enjoined the prosecution of both actions and directed that they be dismissed. The Pearl and Shapiro plaintiffs thereafter complied with that order, but filed an appeal to the United States District Court for the Southern District of New York. On October 22, 2002, the District Court reversed the Bankruptcy Court's determination, holding that the Pearl and Shapiro plaintiffs do have standing to sue as third party beneficiaries, and that their claims are not the exclusive property of the estate.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

That ruling is subject to further review by the United States Court of Appeals for the Second Circuit, should Enron elect to file an appeal. Shortly after this ruling, certain Enron shareholders filed an action against Dynegy Inc. for wrongful termination of the Merger Agreement in the United States District Court for the Southern District of New York.

   On October 28, 2002, Dynegy Inc. and Dynegy filed a declaratory action in Harris County Judicial District Court relating to the Shapiro action. The action seeks to reinstate the Shapiro action in the 129th Judicial District Court that is no longer stayed. The action also seeks affirmative declarations to the effect that Dynegy Inc. did not wrongfully terminate the Merger Agreement, that the termination did not breach any duty owed to the Shapiro plaintiffs or to Enron's shareholders generally and that neither the Shapiro plaintiffs nor Enron's shareholders generally have a right to enforce or to make claims under the Merger Agreement.

   Dynegy believes that it has meritorious defenses against these claims and intends to vigorously defend against them. Dynegy is unable to estimate the range of possible loss that could be incurred with respect to the lawsuits. However, an adverse result in any of these proceedings, could have a material adverse effect on its financial position and results of operations.

   As a result of Enron's bankruptcy filing, Dynegy recognized in its fourth quarter 2001 financial statements a pre-tax charge related to the Company's net exposure for commercial transactions with Enron. As of September 30, 2002, the Company's net exposure to Enron, inclusive of certain liquidated damages and other amounts relating to the termination of the transactions, was approximately $84 million and was calculated by setting off approximately $230 million owed from various Dynegy entities to various Enron entities against approximately $314 million owed from various Enron entities to various Dynegy entities. The master netting agreement between Dynegy and Enron and the valuation of the commercial transactions covered by the agreement, which valuation is based principally on the parties' assessment of market prices for such period, remain subject to dispute by Enron with respect to which there have been negotiations between the parties. These negotiations have focused on the scope of the transactions covered by the master netting agreement and the parties' valuations of those transactions. If any disputes cannot be resolved by the parties, the agreements call for arbitration. Dynegy has instituted arbitration proceedings against those Enron parties not in bankruptcy and has filed a motion with the Bankruptcy Court requesting that it be allowed to proceed to arbitration against those Enron parties that are in bankruptcy. If the setoff rights were modified or disallowed, either by agreement or otherwise, the amount available for Dynegy entities to set off against sums that might be due Enron entities could be reduced materially.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   Farnsworth Litigation. On August 2, 2002, Bradley Farnsworth filed a lawsuit against Dynegy in Texas state district court claiming breach of contract and that he was demoted and ultimately fired from the position of Controller for refusing to participate in illegal activities. Specifically, Mr. Farnsworth alleges, in the words of his complaint, that certain former executive officers requested that he "shave or reduce for accounting purposes" the forward price curves associated with the natural gas business in the United Kingdom for the period of October 1, 2000 through March 31, 2001, in order to indicate a reduction in the Company's mark-to-market losses. Mr. Farnsworth, who seeks unspecified actual and exemplary damages and other compensation, also alleges that he is entitled to a termination payment under his employment agreement equal to 2.99 times the greater of his average base salary and incentive compensation for the highest three calendar years preceding termination or his base salary and target bonus amount for the year of termination (currently estimated at a range of approximately $700,000 to $1,200,000). The parties have commenced discovery in this lawsuit. Dynegy believes that it has mentorious defenses against these claims and intends to vigorously defend against them. Dynegy does not believe that any liability it might incur as a result of this litigation would have a material adverse effect on its financial condition or results of operations.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


   SEC Settlement. On September 24, 2002, Dynegy announced a settlement with the SEC of allegations made against the Company in connection with the previously disclosed investigation relating to Project Alpha and round-trip electricity trades with CMS Energy. In the settlement, the SEC found that Dynegy engaged in securities fraud in connection with its disclosures and accounting for Project Alpha, and negligently included materially misleading information about the round-trip energy trades with CMS Energy in two press releases it issued in early 2002. In settlement of the SEC's enforcement action, Dynegy, without admitting or denying the SEC's findings, agreed to the entry of a cease-and-desist order and to pay a $3 million penalty in a related civil suit filed in the United States District Court in Houston, Texas. Dynegy is continuing to cooperate with the SEC's ongoing investigation of others related to Project Alpha.

   CFTC Investigation. The U.S. Commodity Futures Trading Commission ("CFTC") commenced an investigation in June 2002 relating to the Company's trading activities. The investigation covers Dynegydirect and round-trip trading and was recently expanded to cover Dynegy's practices with respect to furnishing information regarding natural gas trades to various energy industry publications that compile and report index prices. During an internal review of its trading activities that is being conducted in connection with the CFTC investigation, we discovered that certain employees in its trading business had furnished inaccurate information to various industry publications. The Company is one of many energy industry participants who routinely provide trade data to the publications; consequently, it cannot determine whether the inaccurate data had any impact on the published indices. In response to these findings, Dynegy now requires that all price information provided to industry publications be verified by the office of its Chief Risk Officer. In addition, in October 2002, Dynegy dismissed six employees and disciplined seven others in its natural gas trading business as a result of an investigation conducted by its Audit and Compliance Committee and in collaboration with independent counsel. The Company has produced documents in connection with the CFTC's investigation. The Company has assured the Staff of the CFTC that it intends to cooperate with this investigation. The Company cannot predict the ultimate outcome of this matter.

   U.S. Attorney Investigations. The U.S. Attorney's office in Houston has commenced an investigation of the Company relating to Project Alpha, roundtrip trades with CMS Energy and Dynegy's gas trade reporting practices. The Company produced documents and witnesses for interviews in connection with this investigation. The Company is cooperating fully with the U.S. Attorney's office in its investigation of these matters and cannot predict the ultimate outcome of this investigation.

   Additionally, the U.S. Attorney's office in the Northern District of California has issued a subpoena to the Company requesting information related to the California energy markets. The Company intends to continue, cooperate fully with the U.S. Attorney's office in its investigation of these matters. The Company cannot predict the ultimate outcome of this investigation.

   Requests for Refunds. On July 25, 2002, the FERC initiated a hearing to establish refunds to electricity customers, or offsets against amounts owed to electricity suppliers, during the period of October 2, 2000 through June 19, 2001. In particular, the FERC established a methodology to calculate mitigated market clearing prices in

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

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

   Alleged California Market Manipulation and Round-Trip Trades. On February 13, 2002, the FERC initiated an investigation of possible manipulation of natural gas and power prices in the western United States during the period from January 2001 through the present. On May 8, 2002, in response to three memoranda (authored by individuals employed by or previously employed by Enron) discovered by the FERC allegedly containing evidence of market manipulation by Enron in California, the FERC issued requests for information to all sellers in the Cal ISO and the Cal PX markets during 2000 and 2001 seeking information with respect to whether those sellers engaged in trading strategies described in the three Enron memoranda. We responded to these requests, indicating that it did not engage in any of the trading strategies described in the three Enron memoranda. In August 2002, the FERC staff issued its preliminary report on its investigation into trading practices in the three Enron memoranda.

   On May 21, 2002, the FERC issued requests for information to all sellers of wholesale electricity or ancillary services in the Western Electricity Coordinating Council (the "WSCC") and, on May 22, 2002, the FERC issued requests for information to all sellers of natural gas in the WSCC or Texas, seeking information with respect to whether those sellers engaged in "wash," "round-trip" or "sale/buyback" transactions during 2000-2001. Requests for similar information with respect to electric power trading activities in the Electric Reliability Council of Texas were received from the Texas Public Utility Commission in June 2002.

   Dynegy responded to each of these requests. Based on its investigation to date, Dynegy believes that its trading practices are consistent with applicable law and tariffs. In addition, Dynegy's investigations concluded that it did not engage in "wash", "round-trip" or "sale/buyback" transactions in the WSCC, for electricity or ancillary services, and the WSCC or Texas for natural gas transactions. Neither the California State Senate committee nor the Texas Public Utility Commission has issued its preliminary findings on its investigation, and Dynegy cannot predict with certainty how such allegations will ultimately be resolved. Dynegy will continue to cooperate fully with these investigations.

   On August 13, 2002, the FERC staff issued its preliminary report on its investigation into the Enron memorandum and "wash," "round-trip" or "sale/buyback" transactions. The FERC has stated that a final staff report will not be issued before March 2003.

   On September 17, 2002, California Public Utilities Commission President Loretta Lynch released a report indicating that Dynegy and five other energy firms did not produce all available power on days in which the State

                             DYNEGY HOLDINGS INC.

           For the Interim Periods Ended September 30, 2002 and 2001

of California experienced power service interruptions between November 1, 2000 and May 31, 2001. No mention is made of prosecuting the named firms in the report. However, the SEC and FERC staffs requested additional information and comment with respect to the report. Dynegy disputes the report's findings and is cooperating with the SEC and the FERC in connection with their requests.

   Trade Press. In September 2002, the FERC staff issued requests for information on issues related to reporting of information on natural gas trades and electricity to energy industry publications that compile and report index prices. Dynegy has responded to many of these requests and is cooperating with the FERC staff in connection with this matter.

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

   West Coast Power. Through its interest in West Coast Power, Dynegy has credit exposure for past transactions to certain state agencies ("ISO" and "PX"), which primarily relied on cash payments from California utilities to pay their bills. West Coast Power sells directly to the DWR pursuant to a long-term sales agreement. Please see "Western Long-Term Contracts Complaints" above for discussion of the actions taken by various parties with respect to this agreement.

   At September 30, 2002, Dynegy's portion of the receivables owed to West Coast Power by the ISO and PX approximated $205 million. Management is continually assessing our exposure, as well as its exposure through West Coast Power, relative to Dynegy's California receivables and establishes reserves for contingent liabilities where the amount of potential loss is determined to be probable and estimable. During the three-month periods ended September 30, 2002 and 2001, our pre-tax share of reserves taken by West Coast Power totaled $(1.3) million and $8.5 million, respectively. During the nine-month periods ended September 30, 2002 and 2001, our pre-tax share of reserves taken by West Coast Power totaled $(1.3) million and $108.2 million, respectively. Our share of the total reserve at September 30, 2002 and December 31, 2001 was $150.5 million and $151.8 million, respectively.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


Note 10--Regulatory Issues

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

Note 11--Segment Information

   Dynegy's operations are divided into three reportable segments: WEN, Dynegy Midstream Services ("DMS") and Transmission and Distribution ("T&D"). WEN is engaged in a broad array of businesses, including physical supply of, and risk-management activities around, wholesale natural gas, power, coal and other similar products. This segment is focused on optimizing the Company's and its customers' global portfolio of energy assets and contracts, as well as direct commercial and industrial sales and retail marketing alliances. DMS consists of the Company's North American midstream gas processing, NGL marketing businesses and worldwide NGLs marketing and transportation operations. Dynegy's T&D segment includes the operations of Northern Natural. As described in Note 3, the Company sold Northern Natural in August 2002. Northern Natural's results are included within the Company's consolidated results in the Discontinued Operation section of the Statements of Operations. Dynegy accounts for intercompany transactions at prevailing market rates. Unaudited operating segment information for the three- and nine-month periods ended September 30, 2002 and 2001 is presented below. See Note 3 for an explanation of anticipated changes impacting segment disclosures in the third quarter 2002 and beyond. See the Explanatory Note for a discussion of the restatements made to the financial information included herein.

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001

        Dynegy's Segment Data For The Quarter Ended September 30, 2002
                                ($ in millions)

                                                             WEN      DMS    T&D   Eliminations  Total
                                                           -------  ------  ----   ------------ -------
Unaffiliated revenues:
   Domestic............................................... $   295  $  574  $ --       $ --     $   869
   Canadian...............................................      --     130    --         --         130
   European and other.....................................      --     175    --         --         175
                                                           -------  ------  ----       ----     -------
                                                               295     879               --       1,174
Affiliate revenues:                                            125      --    --         --         125
Intersegment revenues:                                          61      33    --        (94)         --
                                                           -------  ------  ----       ----     -------
       Total revenues.....................................     481     912    --        (94)      1,299
                                                           -------  ------  ----       ----     -------
Depreciation and amortization.............................     (64)    (22)   --         --         (86)
Goodwill impairment.......................................    (724)     --    --         --        (724)
Impairment and other charges..............................     (25)     --    --         --         (25)
Operating income (loss)...................................    (859)     29    --         --        (830)
Interest expense..........................................     (58)    (13)   --         --         (71)
Other income (expense)....................................      (7)    (10)   --         --         (17)
Earnings (losses) from unconsolidated investments.........     (95)      4    --         --         (91)
Income tax provision (benefit)............................    (142)      7    --         --        (135)
Income (loss) from continuing operations..................    (877)      3    --         --        (874)
Discontinued operations (Note 3):
   Income (loss) from discontinued operations (including
     loss on disposal of Northern Natural of $62 million).      17      --   (62)        --         (45)
   Income tax provision (benefit).........................       6      --    (2)        --           4
                                                           -------  ------  ----       ----     -------
Income (loss) on discontinued operations..................      11      --   (60)        --         (49)
Net income (loss)......................................... $  (866) $    3  $(60)      $ --     $  (923)
Identifiable assets:
   Domestic............................................... $15,550  $1,955  $ --       $ --     $17,505
   Canadian...............................................     468      25    --         --         493
   European and other.....................................   2,704      --    --         --       2,704
Unconsolidated investments................................     532     116    --         --         648
Capital expenditures and unconsolidated investments.......     (41)    (31)   (2)        --         (74)

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


        Dynegy's Segment Data For The Quarter Ended September 30, 2001
                                ($ in millions)

                                                      WEN      DMS   Eliminations  Total
                                                    -------  ------  ------------ -------
Unaffiliated revenues:
   Domestic........................................ $   591  $  792     $  --     $ 1,383
   Canadian........................................      --     448        --         448
   European and other..............................      --     165        --         165
                                                    -------  ------     -----     -------
                                                        591   1,405        --       1,996
Affiliate revenues:                                      27      --        --          27
Intersegment revenues:                                  122      45      (167)         --
                                                    -------  ------     -----     -------
       Total revenues..............................     740   1,450      (167)      2,023
                                                    -------  ------     -----     -------
Depreciation and amortization......................     (50)    (21)       --         (71)
Operating income (loss)............................     314      27        --         341
Interest expense...................................     (22)    (12)       --         (34)
Other income (expense).............................     (20)     --        --         (20)
Earnings from unconsolidated investments...........      74       3        --          77
Income tax provision (benefit).....................     129       8        --         137
Net income (loss).................................. $   217  $   10     $         $   227
Identifiable assets:
   Domestic........................................ $17,454  $1,880     $  --     $19,334
   Canadian........................................     441     342        --         783
   European and other..............................     966      --        --         966
Unconsolidated investments.........................     725     160        --         885
Capital expenditures and unconsolidated investments    (436)    (25)       --        (461)

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


      Dynegy's Segment Data For The Nine Months Ended September 30, 2002
                                ($ in millions)

                                                             WEN      DMS    T&D  Eliminations  Total
                                                           -------  ------  ----  ------------ -------
Unaffiliated revenues:
   Domestic............................................... $   418  $1,804  $ --     $  --     $ 2,222
   Canadian...............................................     141     722    --        --         863
   European and other.....................................      16     568    --        --         584
                                                           -------  ------  ----     -----     -------
                                                               575   3,094    --        --       3,669
Affiliate revenues........................................     362      --    --        --         362
Intersegment revenues.....................................     137     107    --      (244)         --
                                                           -------  ------  ----     -----     -------
       Total revenues.....................................   1,074   3,201    --      (244)      4,031
                                                           -------  ------  ----     -----     -------
Depreciation and amortization.............................    (150)    (65)   --        --        (215)
Goodwill impairment.......................................    (724)     --    --        --        (724)
Impairment and other charges..............................     (62)     (3)   --        --         (65)
Operating income (loss)...................................  (1,085)     79    --        --      (1,006)
Interest expense..........................................    (122)    (36)   --        --        (158)
Other income (expense)....................................     (31)    (22)   --        --         (53)
Earnings (losses) from unconsolidated investments.........     (50)     12    --        --         (38)
Income tax provision (benefit)............................    (241)     14    --        --        (227)
Income (loss) from continuing operations..................  (1,047)     19    --        --      (1,028)
Discontinued operations (Note 3):
   Income (loss) from discontinued operations (including
     loss on disposal of Northern Natural of $62 million).      37      --   (24)       --          13
   Income tax provision (benefit).........................      11      --    13        --          24
                                                           -------  ------  ----     -----     -------
Income (loss) on discontinued operations..................      26      --   (37)       --         (11)
Cumulative effect of change in accounting principle.......      --      --    --        --          --
Net income (loss)......................................... $(1,021) $   19  $(37)    $  --     $(1,039)
Identifiable assets:
   Domestic............................................... $15,550  $1,955  $ --     $  --     $17,505
   Canadian...............................................     468      25    --        --         493
   European and other.....................................   2,704      --    --        --       2,704
Unconsolidated investments................................     532     116    --        --         648
Capital expenditures and unconsolidated investments.......    (463)    (84)  (11)       --        (558)

                             DYNEGY HOLDINGS INC.

                           (UNAUDITED AND RESTATED)

           For the Interim Periods Ended September 30, 2002 and 2001


      Dynegy's Segment Data For The Nine Months Ended September 30, 2001
                                ($ in millions)

                                                      WEN      DMS   Eliminations  Total
                                                    -------  ------  ------------ -------
Unaffiliated revenues:
   Domestic........................................ $ 1,442  $3,204     $  --     $ 4,646
   Canadian........................................       1   1,128        --       1,129
   European and other..............................      20     514        --         534
                                                    -------  ------     -----     -------
                                                      1,463   4,846        --       6,309
Affiliated revenues................................     258      --        --         258
Intersegment revenues..............................     196     221      (417)         --
                                                    -------  ------     -----     -------
       Total revenues..............................   1,917   5,067      (417)      6,567
                                                    -------  ------     -----     -------
Depreciation and amortization......................    (145)    (61)       --        (206)
Operating income (loss)............................     603     115        --         718
Interest expense...................................     (61)    (40)       --        (101)
Other income (expense).............................     (88)    (11)       --         (99)
Earnings from unconsolidated investments...........     158       9        --         167
Income tax provision (benefit).....................     258      26        --         284
Income (loss) from operations......................     354      47        --         401
Cumulative effect of change in accounting principle       2      --        --           2
Net income (loss).................................. $   356  $   47     $  --     $   403
Identifiable assets:
   Domestic........................................ $17,454  $1,880     $  --     $19,334
   Canadian........................................     441     342        --         783
   European and other..............................     966      --        --         966
Unconsolidated investments.........................     725     160        --         885
Capital expenditures and unconsolidated investments  (1,670)    (83)       --      (1,753)

Note 12--Subsequent Events

   THE COMPANY HAS EXPERIENCED A NUMBER OF MATERIAL DEVELOPMENTS SINCE THE ORIGINAL FILING OF ITS THIRD QUARTER 2002 FORM 10-Q ON NOVEMBER 19, 2002. FOR FURTHER DISCUSSION OF THE EVENTS THAT HAVE AFFECTED THE COMPANY SINCE NOVEMBER 19, 2002, PLEASE READ ITS EXCHANGE ACT REPORTS FILED SINCE SUCH DATE, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, WHICH DISCUSSION IS INCORPORATED HEREIN BY THIS REFERENCE.

                             DYNEGY HOLDINGS INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
           For The Interim Periods Ended September 30, 2002 And 2001

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements of Dynegy Holdings Inc. ("Dynegy" or the "Company") and the notes thereto included elsewhere herein and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the SEC. As discussed in the Introductory Note in this Form 10-Q/A, the financial information contained in this report has been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited Condensed Consolidated Financial Statements. Dynegy has also amended its 2001 Form 10-K, with Amendment No. 1 thereto filed with the SEC on April 16, 2003. The restatements to the Company's 2001 financial statements and related information are further described therein, and this Form 10-Q/A should be read together with such Amendment No. 1.

   PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-Q/A, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 19, 2002 (THE DATE ON WHICH DYNEGY ORIGINALLY FILED ITS THIRD QUARTER 2002 FORM 10-Q). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ THE COMPANY'S EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 19, 2002, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002. SEE NOTE 12--SUBSEQUENT EVENTS FOR FURTHER DISCUSSION.

                              RECENT DEVELOPMENTS

   A number of significant developments have occurred with respect to Dynegy since the filing of its second quarter 2002 Form 10-Q. On October 16, 2002, Dynegy announced an organizational restructuring plan designed to improve operational efficiencies and performance across its asset-based lines of business. The plan provides for the adoption of a decentralized business structure consisting of a streamlined corporate center and operating units in power generation, natural gas liquids, regulated energy delivery and communications.

   Also on October 16th, Dynegy announced that it would exit third party risk management aspects of the marketing and trading business. As a result of its organizational restructuring and exit from third party risk management aspects of the marketing and trading business, Dynegy announced a workforce reduction affecting approximately 780 employees and the resignation of President and Chief Operating Officer Steve Bergstrom.

   Several events affecting Dynegy precipitated the above actions. These events include, among others, contraction in the trading markets, downgrades in the Company's credit ratings, increased collateralization requirements and a weak commodity price environment for power, as well as various legal proceedings and investigations involving Project Alpha, Dynegy's trading practices and its failed merger with Enron Corp. These events have had a severely negative effect on Dynegy's operating results, liquidity, confidence in Dynegy's ability to meet its debt and other obligations and its long-term business strategy, all of which is reflected in continued declines in the market price for Dynegy's debt and equity securities. These events, affecting Dynegy and the industry in general, contributed to lower operating results in the third quarter 2002 and have significantly affected the Company's business and operating capabilities.

   Dynegy has been and remains committed to addressing these issues. Since the filing of its second quarter 2002 Form 10-Q, Dynegy continued to execute on the elements of its capital and liquidity plan. In particular, the sale of Northern Natural Gas Company ("Northern Natural") to MidAmerican Energy Holdings Company

("MidAmerican") in August enabled the Company to meet the sharp increase in collateral obligations and to improve its liquidity position. This liquidity position also was improved by the sale of the Company's United Kingdom natural gas storage assets. The Company's decision to exit third party risk management aspects of the marketing and trading business is intended to add to the capital plan by freeing up material amounts of letters of credit and cash collateral otherwise committed to customers in this business.
   On October 23, 2002, Dynegy Inc. announced the selection of Bruce Williamson as the Company's new President and Chief Executive Officer. Under Mr. Williamson's leadership, the Company intends to continue to execute the remaining elements of the capital plan now enhanced by the exit from third party risk management aspects of the marketing and trading business and additional general and administrative expense reductions. On November 14, 2002, Dynegy completed the sale of the Rough storage facility and certain related assets in the United Kingdom as described below.

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

   During the third quarter 2002, Dynegy Inc. continued to execute on elements of its capital plan. On August 16, 2002, Dynegy completed the sale of Northern Natural to MidAmerican for $928 million in cash, subject to adjustment for changes in working capital. The sale eliminated approximately $890 million of Northern Natural debt. In September 2002, DHI sold $90 million in 6.875 percent Northern Natural senior notes due May 2005 for approximately $96 million in cash. DHI had acquired the notes at par value in April 2002 in order to obtain a bondholder consent in connection with the acquisition of Northern Natural.

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

   During the second and third quarters of 2002, Dynegy took a number of steps to reduce general and administrative expenses to more appropriately align the Company's corporate structure with industry conditions and the decline in commercial activity. Included among these measures are the June 2002 and October 2002 workforce reductions affecting approximately 309 employees and 780 employees, respectively.

   On November 14, 2002, Dynegy sold all of the shares of two subsidiaries that own and operate the Rough storage facility and certain related assets in the United Kingdom to a subsidiary of Centrica plc for approximately

$500 million. The Company repaid the approximately $60 million remaining balance of the related $250 million interim financing with proceeds from the sale.

   Additionally, the capital plan has been enhanced by the Company's decision to exit third party risk management aspects of the marketing and trading business and certain other actions that are expected to result in reduced collateral requirements, which actions are further described below.

   The remaining elements of the capital plan are subject to a number of risks, including market conditions for asset sales, the timeliness and ability to obtain required regulatory approvals for asset sales and the negative effects of Dynegy's current financial condition, weak operating results and ongoing investigations and litigation. Dynegy does not expect to pursue the initial public offering of Dynegy Energy Partners L.P. Dynegy cannot guarantee that any of the remaining transactions will be successfully completed or that, if completed, they will occur on terms that the Company anticipates.

Available Credit Capacity, Liquidity and Debt Maturities

   Sources of Liquidity. Dynegy's liquidity position has improved since the filing of its second quarter 2002 Form 10-Q, primarily from the cash proceeds received from the sale of Northern Natural in August 2002 and the sale of its United Kingdom natural gas storage assets in September 2002 and November 2002. Dynegy has relied on these cash proceeds, together with cash proceeds from the other capital plan initiatives described above, cash from operations and limited borrowings available under its revolving credit facilities, to satisfy its capital requirements. Given its current non-investment grade credit ratings, the re-audit of its 1999-2001 financial statements and its limited access to the capital markets, Dynegy expects to continue to rely primarily on cash on hand, cash from operations and proceeds from its capital plan initiatives to fund its near-term obligations.

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
                                                   ------
                     Total Available Liquidity.... $1,579
                                                   ======

--------
(1) Includes $189 million in net cash proceeds from the sale of the Hornsea storage facility, which is included in Restricted cash on the Condensed Consolidated Balance Sheet. These proceeds were used to pay down the principal on the related interim financing in early October 2002.
(2) Consists principally of natural gas inventories that the Company expects to monetize over the next six months in connection with the exit of third party risk management aspects of the marketing and trading business. The value presented is based on spot market prices at September 30, 2002.

   Uses of Liquidity and Current Liquidity Position. During the third quarter 2002, significant uses of liquidity included the following:

  .   Retirement of $200 million in senior notes which matured on July 15, 2002.

  . Funding of a $19 million quarterly payment under the Black Thunder financing.

  .   Funding of a $17 million payment under the ABG Gas Supply financing.

  . Issuance of approximately $455 million of cash collateral and letters of credit relating to the Company's marketing and trading business and other commercial obligations.

   Since September 30, 2002, Dynegy has repaid the $250 million interim financing relating to the sale of the UK storage facilities, and the $19 million fourth quarter payment under the Black Thunder financing.

   After giving effect to the Rough sale and repayment on the $250 million interim financing, together with the above-described uses of liquidity, the Company's total available liquidity as of the date of this report was approximately $1,307 million, including approximately $784 million in cash, $129 million in available borrowing capacity and $394 million in highly liquid inventory.

   Debt Maturities. As of the date of this report, the Company's debt maturities and related obligations through December 31, 2003 were approximately as follows:

                                                                     Amount
       Date                            Type                     Outstanding/Owed
------------------- ------------------------------------------- ----------------
Fourth Quarter 2002 Canadian Credit Facility                     $40 million
                    ABG Gas Supply (1)                           $11.7 million
First Quarter 2003  Renaissance/Rolling Hills Interim Financing  $200 million
                    Black Thunder Financing (2)                  $18.9 million
                    ABG Gas Supply (1)                           $17.8 million
Second Quarter 2003 $900 Million Revolving Credit Facility       $789 million (3)
                    $400 Million Revolving Credit Facility       $382 million (4)
                    Black Thunder Financing (2)                  $21.6 million
                    ABG Gas Supply (1)                           $18.1 million
Third Quarter 2003  Black Thunder Financing (2)                  $21.6 million
                    ABG Gas Supply (1)                           $18.4 million
Fourth Quarter 2003 Black Thunder Financing (2)                  $21.6 million
                    ABG Gas Supply (1)                           $18.7 million

--------
(1) Reflects required payments associated with Project Alpha as further described in the Explanatory Note to the accompanying financial statements.
(2) Reflects required quarterly payments under Dynegy's Black Thunder financing as further described in Note 7 to the accompanying financial statements.
(3) Reflects amounts outstanding under the $900 million revolving credit facility, including $661 million in outstanding letters of credit.
(4) Reflects amounts outstanding under the $400 million revolving credit facility, including $382 million in outstanding letters of credit.

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

Financing Trigger Events

   Dynegy's debt instruments and other financial obligations include routine provisions, which, if not met, could require early payment, additional collateral support or similar actions. For Dynegy, these trigger events include leverage ratios, insolvency events, defaults on scheduled principal or interest payments, acceleration of other financial obligations and change of control provisions. Dynegy does not have any trigger events tied to specified credit ratings or stock price in its debt instruments and has not executed any transactions that require its to issue equity based on credit rating or other trigger events. Please read "Conclusion" for a discussion of the Company's compliance with other covenants contained in its debt instruments.

Collateral Obligations

   As a result of Dynegy's non-investment grade credit ratings and counterparties' reduced confidence in its ability to satisfy its obligations, the Company has received numerous requests from counterparties to provide collateral support for its marketing and trading and other commercial obligations, including obligations to support DMS and IP. These requests generally are made under the Uniform Commercial Code, which allows for demands of adequate assurance of performance when reasonable grounds for insecurity exist, or contracts containing "adequate assurance" provisions or specific ratings triggers that address collateral posting requirements. Specific ratings triggers generally give counterparties the right to request collateral or, if collateral is not provided, suspend or terminate credit if the Company's credit ratings fall below investment grade; "adequate assurance" provisions permit a counterparty to request adequate assurance (which is generally not specified in the agreement) of continued performance. In most instances, Dynegy has responded by posting cash or letters of credit to collateralize substantially all of its marketing and trading obligations and a large portion of its other commercial obligations. Outstanding letters of credit and cash collateral totaled approximately $1.3 billion as of November 13, 2002.

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

   In response to the ongoing reductions in the liquidity of the trading markets and the actions of counterparties either requiring additional collateral or refusing to trade with the Company, Dynegy continued to scale back the level of its customer and risk-management business activities during the third quarter 2002. On October 16, 2002, Dynegy announced its decision to exit third party risk management aspects of the marketing and trading business. This announcement has no impact on the commercial activities of Dynegy's power generation or midstream businesses. The power generation business will continue to manage commodity price risk existing in its physical asset positions through optimizing fuel procurement and the marketing of power from these assets. Further, the midstream business will continue to manage commodity price risk associated with its operations related to fuel procurement and the marketing of natural gas and natural gas liquids in the markets where it operates.

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

Credit Rating Discussion

   Credit ratings impact the Company's ability to obtain short- and long-term financing, the cost of such financing and the execution of its commercial strategies. In determining the Company's credit ratings, the rating agencies consider a number of factors. Quantitative factors that management believes are given significant weight include, among other things, EBITDA; operating cash flow; total debt outstanding; off balance sheet obligations and other commitments; fixed charges such as interest expense, rent or lease payments; liquidity needs and availability and various ratios calculated from these factors. Qualitative factors include, among other things, predictability of cash flows, business strategy, industry position, equity value, litigation, regulatory investigations and other contingencies. Although these factors are among those considered by the rating agencies, each agency may calculate and weigh each factor differently.

   Since the Company filed its second quarter 2002 Form 10-Q on August 14, 2002, Moody's Investors Service again lowered its ratings on Dynegy. The senior unsecured debt ratings of Dynegy were lowered from "B1" to "B3". Moody's stated that these ratings actions were based on continuing concerns due to, among other things, increased amounts of secured debt and the expectation that future renewals of existing bank debt will likely be done on a secured basis, effectively subordinating Dynegy's senior unsecured lenders.

   As of November 13, 2002, Dynegy's credit ratings were as set forth in the table below. All three major credit rating agencies maintained a negative outlook with respect to their ratings.

                                           Standard
                   Rated Enterprises       & Poor's Moody's Fitch
                   -----------------       -------- ------- -----
              Senior Unsecured Debt Rating    B-      B3      B

Capital Lease

   In response to the initiatives underway at the FASB, on June 28, 2002, the Company unilaterally undertook certain actions, the effect of which altered the accounting for one of its existing lease obligations. These actions included the delivery of a guarantee of the lessor debt in the lease of a power generation facility. As a result of these actions, the lease is now accounted for as a capital lease and approximately $165 million of generation assets and the associated debt were brought on-balance sheet. Dynegy has the option to purchase the related assets at lease maturity in 2005. This obligation bears interest at a rate of LIBOR plus 1.5% to 2.75%, depending on the tranche.

   This non-cash action resulted in an increase to property, plant and equipment and a corresponding increase in long-term debt on the Company's condensed consolidated balance sheets. This obligation was previously disclosed as a lease obligation in the footnotes to Dynegy's financial statements and in the Commercial Financial Obligations and Contingent Financial Commitments tables in the 2001 Form 10-K.

Capital Expenditures

   Capital spending for the three- and nine-month periods ended September 30, 2002 totaled $74 million and $546 million, respectively, and related primarily to the WEN operating segment. For the anticipated future, the Company intends to limit its capital expenditures primarily to required maintenance capital expenditures. The Company expects that its required maintenance capital expenditures will total approximately $38 million for the fourth quarter 2002 and approximately $151 million for 2003.

Conclusion

   Dynegy believes its current liquidity position should be sufficient to permit us to meet its debt maturities and other obligations through the first quarter 2003. The sufficiency of the Company's liquidity will depend upon:

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

   Dynegy's liquidity may be significantly adversely affected if it is unable to refinance its credit facilities that mature in the second quarter 2003. Dynegy also faces the risk of a covenant default on these facilities or other debt instruments prior to maturity. The credit facilities contain various covenants, including EBITDA-to-interest and debt-to-capitalization financial covenants. The Company was in compliance with the covenants in its credit facilities and other debt instruments at September 30, 2002. While many of the charges incurred by the Company during 2002 are excluded from the compliance calculations, continued weakness in the Company's operating results compared with results in 2001 will make it more difficult for the Company to continue to comply with certain of its financial covenants. Compliance with these financial covenants is measured on a quarterly basis.

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

   Dynegy Inc. has executed on the principal elements of its capital plan in order to meet its current obligations as they mature and provide the necessary collateral to support its commercial operations. Dynegy believes that the combination of its liquidity initiatives and the roll off of collateral and cash flow from its exit from third party risk management aspects of the marketing and trading business should enable the Company to refinance all or a sufficient portion of its second quarter 2003 maturities. However, the Company faces significant risks related to its ongoing operations and other matters discussed above. Dynegy also faces the risk that it may not be able to reach agreement with its lenders on mutually acceptable terms. If Dynegy fails to execute the remaining elements of its strategy, it may be forced to consider other strategic alternatives including a possible reorganization under the protection of federal bankruptcy laws.

                       RECENT ACCOUNTING PRONOUNCEMENTS

   See Note 1 to the accompanying financial statements for a discussion of recently issued accounting pronouncements affecting the Company. Specifically, Dynegy adopted the net presentation provisions of Emerging Issues Task Force Issue No. 02-3 in the third quarter 2002. Please see Note 1 for the impact such adoption had on the Company's Condensed Consolidated Statements of Operations.

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

   Valuation Criteria and Management Estimates. As more fully described in the 2001 Form 10-K, Dynegy utilizes a fair value accounting model for certain aspects of its operations as required by generally accepted accounting principles. The net gains or losses resulting from the revaluation of these contracts during the period are recognized currently in the Company's results of operations. For financial reporting purposes, assets and liabilities associated with these transactions are reflected on the Company's balance sheet as risk management assets and liabilities, classified as short- or long-term pursuant to each contract's individual tenor. Net unrealized gains and losses from these contracts are classified as revenue in the accompanying statement of operations. As a result of EITF 02-3, the Company recorded realized and settled amounts net in the income statement and has restated prior periods herein for comparative purposes.

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

   Risk-Management Asset and Liability Disclosures. The following tables depict the mark-to-market value and cash flow components of the Company's net risk-management assets and liabilities at September 30, 2002 and December 31, 2001:

             Mark-to-Market Value of Net Risk-Management Asset(1)

                           Total  2002(2) 2003 2004 2005 2006  Thereafter
                           -----  ------- ---- ---- ---- ----  ----------
                                          (in millions)
       September 30, 2002. $ 480   $ (27) $190 $113 $41  $ 17     $146
       December 31, 2001..   906     581   113   70  21    30       91
                           -----   -----  ---- ---- ---  ----     ----
       Increase (Decrease) $(426)  $(608) $ 77 $ 43 $20  $(13)    $ 55
                           =====   =====  ==== ==== ===  ====     ====

--------
(1) The table reflects the fair value of Dynegy's risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges. The net risk-management assets at September 30 of $480 million on the Condensed Consolidated Balance Sheet include the $480 million herein as well as emission allowance credits, hedging instruments and other non-trading amounts.
(2) Amounts represent October 1 to December 31, 2002 values in the September 30, 2002 row and January 1 to December 31, 2002 values in the December 31, 2001 row.

   The increases (decreases) in the Net Risk-Management Asset and Liabilities were impacted by the following:

  . The realization of approximately $652 million of cash related to contracts settled during the first three quarters of 2002;

  . A net deferral of the anticipated timing of cash inflows totaling $95 million from the 2002 through 2004 time periods to beyond 2006 related to long-term natural gas storage transactions. The change in the timing of cash inflows on these transactions resulted from the decision to extend the term of the contract through 2007; and

  . The recognition of other net mark-to-market gains, change in reserves, changes in interest rates and changes in foreign exchange rates and their related impact on the discounted value of the portfolio and related annual cash flow amounts.

               Cash Flow Components of Net Risk-Management Asset

                       Nine Months  Three Month
                          Ended        Ended
                      September 30, December 31, Total
                          2002          2002     2002  2003 2004 2005 2006  Thereafter
                      ------------- ------------ ----- ---- ---- ---- ----  ----------
                                               (in millions)
September 30, 2002(1)     $652          $(16)    $636  $208 $128 $53  $ 25     $327
December 31, 2001....                             646   154  112  53    58      281
                                                 ----  ---- ---- ---  ----     ----
Increase (Decrease)..                            $(10) $ 54 $ 16 $--  $(33)    $ 46
                                                 ----  ---- ---- ---  ----     ----

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

   The following table provides a reconciliation of the risk-management data on the balance sheet, statement of operations and statement of cash flows (in millions):

                                                                                    As Of And For
                                                                                   The Nine Months
                                                                                        Ended
                                                                                    September 30,
                                                                                        2002
                                                                                   ---------------
Balance Sheet Risk--Management Accounts
Fair value of portfolio at January 1, 2002........................................      $ 940
Risk-management gains recognized through the income statement in the period, net..        167
Cash received related to contracts settled in the period, net(1)..................       (652)
Changes in fair value as a result of a change in valuation technique(2)...........         --
Non-cash adjustments and other(3).................................................         26
                                                                                        -----
Fair value of portfolio at September 30, 2002.....................................      $ 481
                                                                                        -----
Income Statement Reconciliation
Risk-management gains recognized through the income statement in the period, net..      $ 167
Physical business recognized through the income statement in the period, net......         23
Non-cash adjustments and other(4).................................................        (34)
                                                                                        -----
Net recognized operating loss(5)..................................................      $ 156
                                                                                        -----
Cash Flow Statement
Cash received related to risk-management contracts settled in the period, net(2)..      $ 652
Estimated cash paid related to physical business settled in the period, net.......         23
Timing and other, net(6)..........................................................          8
                                                                                        -----
Cash received during the period...................................................      $ 683
                                                                                        -----
Risk Management cash flow adjustment for the nine-month period ended September 30,
  2002(7).........................................................................      $ 527
                                                                                        -----

--------
(1) This amount includes cash settlements of hedging instruments, emission allowances and other non-trading amounts in addition to the cash settlement of trading contracts.
(2) Dynegy's modeling methodology has been consistently applied period over period.
(3) This amount consists primarily of changes in value and cash settlements associated with foreign currency and interest rate hedges.
(4) This amount consists primarily of changes in value of interest rate hedges.

(5) This amount consists primarily of the customer and risk-management portion of WEN's operating income before the deduction of Depreciation and Amortization, Impairment and Other Charges and General and Administrative Expenses.
(6) This amount represents cash received for sales of emission credits, cash received associated with the settlement of fuel hedges and cash payments associated with foreign currency hedges.
(7) This amount is calculated as "Cash received during the period" less "Net recognized operating loss."

   The following table provides an assessment of net contract values by year based on the Company's valuation methodology described above.

                     Net Fair Value of Marketing Portfolio
                              September 30, 2002

                                             Total 2002(1) 2003 2004 2005 2006 Thereafter
                                             ----- ------- ---- ---- ---- ---- ----------
                                                            (in millions)
Market Quotations(2)........................ $307   $(27)  $118 $ 36 $22  $ 7     $151
Other External Sources(3)...................  178     --     73   77  28   --       --
                                             ----   ----   ---- ---- ---  ---     ----
Market Quotations and Other External Sources  485    (27)   191  113  50    7      151
Prices Based on Models(4)...................   (5)    --     --   --  (9)   9       (5)

--------
(1) Amount represents October 1 to December 31, 2002 values.
(2) Prices obtained from actively traded, liquid markets for commodities other than natural gas positions. All natural gas positions for all periods are contained in this line based on available market quotations.
(3) Mid-term prices validated against industry posted prices.
(4) See discussion of the Company's use of long-term models in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the 2001 Form 10-K.

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

   In addition, Dynegy has provided its VaR using a one-day time horizon and a 99% confidence level. The purpose of this disclosure is to provide an indication of earnings volatility using a higher confidence level. Under this presentation, there is one in 100 statistical chance that the daily portfolio value will fall below the expected maximum potential reduction in portfolio value at least as large as the reported VaR. Average VaR is not available for the nine-month periods ended September 30, 2002 and the year ended December 31, 2001 due to the restatement of historical results. While VaR can be calculated at a single point in time, it is not feasible to recalculate the historical results necessary to calculate an average.

   The following table sets forth the aggregate daily VaR of Dynegy's marketing portfolio:

                       Daily VaR For Marketing Portfolio

                                            September 30, December 31,
                                                2002          2001
                                            ------------- ------------
                                                  (in millions)
          One Day VaR--95% Confidence Level      $13          $17
                                                 ---          ---
          One Day VaR--99% Confidence Level      $18          $24
                                                 ===          ===

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

   Dynegy's industry has historically operated under negotiated credit lines or physical delivery contracts. Dynegy's Credit Department, based on guidelines set by Dynegy's Credit Policy Committee, establishes Dynegy's counterparty credit limits. For collateralized transactions, the Company also evaluates potential exposure over a shorter collection period and gives effect to the value of collateral received. The Company further seeks to measure credit exposure through the use of scenario analyses and other quantitative tools. Dynegy's credit management systems monitor current and potential credit exposure to individual counterparties and on an aggregate basis to counterparties and their affiliates. Recent events in the merchant energy industry have affected historical credit activities in the industry. Please read "Trade Credit and Other Collateral Obligations" above.

   The following table represents Dynegy's credit exposure at September 30, 2002 associated with its forward positions within the Company's risk-management portfolio, netted by counterparty (in millions):

                            Credit Exposure Summary

                              September 30, 2002

                                       Investment   Non-investment
                                      Grade Quality Grade Quality  Total
                                      ------------- -------------- ------
      Type of Business:
      Financial Institutions.........     $ 96           $ --      $   96
      Commercial/Industrial/End Users      571             78         649
      Utility and Power Generators...       61              5          66
      Oil and Gas Producers..........       27              1          28
      Other..........................      150             57         207
                                          ----           ----      ------
         Total.......................     $905           $141      $1,046
                                          ====           ====      ======

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

   The following table sets forth the daily VaR associated with the interest rate component of the marketing portfolio. Average VaR is not available for the nine-month period ended September 30, 2002 and the year ended December 31, 2001 due to the restatement of historical results. While VaR can be calculated at a single point in time, it is not feasible to recalculate the historical results necessary to calculate an average. Dynegy seeks to manage its interest rate exposure through application of various hedging strategies. Hedging instruments executed to mitigate such interest rate exposure in the marketing portfolio are included in the VaR as of September 30, 2002 and December 31, 2001 reflected in the table below.

            Daily VaR on Interest Component of Marketing Portfolio

                                            September 30, December 31,
                                                2002          2001
                                            ------------- ------------
                                                  (in millions)
          One Day VaR--95% Confidence Level     $2.3          $0.1
                                                ====          ====

   The increase in One Day VaR is due to changes in the interest rate exposure on the underlying risk-management marketing portfolio. Interest rate swaps entered into to manage such exposure were not simultaneously adjusted, resulting in net interest rate exposure to the Company.

   In addition to the marketing portfolio, the Company is exposed to fluctuating interest rates as it relates to other variable rate financial obligations. Based on sensitivity analysis as of September 30, 2002, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or (lower)) over the twelve months ended September 30, 2003 would decrease (increase) income before taxes by approximately $11 million. Hedging instruments executed to mitigate such interest rate exposure are included in the sensitivity analysis.

   Foreign Currency Exchange Rate Risk. Foreign currency risk arises from the Company's investments in affiliates and subsidiaries owned and operated in foreign countries. Such risk is also a result of risk management transactions with customers in countries outside the U.S.. Management continually monitors its exposure to fluctuations in foreign currency exchange rates. When possible, contracts are denominated in or indexed to the

U.S. dollar, or such risk may be hedged through debt denominated in the foreign currency or through financial contracts. At September 30, 2002, the Company's primary foreign currency exchange rate exposures were the United Kingdom Pound, Canadian Dollar and European Euro.

   The following table sets forth the daily and average foreign currency exchange VaR. Hedging instruments executed to mitigate such foreign currency exchange exposure are included in VaR as of September 30, 2002 and December 31, 2001 reflected in the table below.

                Daily and Average Foreign Currency Exchange VaR

                                                              September 30, December 31,
                                                                  2002          2001
                                                              ------------- ------------
                                                                    (in millions)
One Day VaR--95% Confidence Level............................     $4.6          $0.6
                                                                  ----          ----
Average VaR for the Year-to-Date Period--95% Confidence Level     $2.9          $1.1
                                                                  ----          ----

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

   Derivative Contracts. The absolute notional financial contract amounts associated with the Company's commodity risk-management, interest rate and foreign currency exchange contracts were as follows at September 30, 2002 and December 31, 2001, respectively:

                      Absolute Notional Contract Amounts

                                                                            September 30, December 31,
                                                                                2002          2001
                                                                            ------------- ------------
Natural Gas (Trillion Cubic Feet)..........................................     11.259       12.044
Electricity (Million Megawatt Hours).......................................     87.679       79.931
Natural Gas Liquids (Million Barrels)......................................      1.705        5.655
Crude Oil (Million Barrels)................................................     11.665           --
Weather Derivatives (In thousands of $/Degree Day).........................    $    --      $   190
Coal (Millions of Tons)....................................................        9.5         18.5
Variable Rate Financial Obligation Interest Rate Swaps (In Millions of U.S.
  Dollars).................................................................    $ 1,696      $    --
Weighted Average Fixed Interest Rate Paid (Percent)........................      2.796           --
Fair Value Hedge Interest Rate Swaps (In Millions of U.S. Dollars).........    $   601      $   206
   Fixed Interest Rate Received on Swaps (Percent).........................      5.616        5.284
Cash Flow Hedge Interest Rate Swaps (in Millions of U.S. Dollars)..........    $    --      $   100
   Fixed Interest Rate Paid on Swaps (Percent).............................         --        4.397
Interest Rate Risk-Management Contract.....................................    $   890      $   503
   Fixed Interest Rate Paid (Percent)......................................      5.995        6.150
Interest Rate Risk-Management Contract (In Millions of U.S. Dollars).......    $    --      $   100
   Fixed Interest Rate Received (Percent)..................................         --        4.370
U.K. Pound Sterling (In Millions of U.S. Dollars)..........................    $    --      $   595
Average U.K. Pound Sterling Contract Rate (In U.S. Dollars)................    $    --      $1.4125

                             RESULTS OF OPERATIONS

   On October 16, 2002, Dynegy Inc., announced a restructuring plan designed to improve operational efficiencies and performance across its lines of business. The plan provides for the adoption of a decentralized business structure consisting of a streamlined corporate center and operating units in power generation, natural gas liquids, regulated energy delivery and communications. Dynegy's operations are reported in three segments: Wholesale Energy Network ("WEN"), Dynegy Midstream Services ("DMS") and Transmission and Distribution ("T&D").

   Provided below are a narrative and tabular presentation of certain operating and financial data and statistics for the Company's businesses for the three- and nine-month periods ended September 30, 2002 and 2001. The comparative financial information contained herein has been revised to reflect the restatement items described in the Explanatory Note to the accompanying unaudited Condensed Consolidated Financial Statements. Please read this Explanatory Note for further discussion of these restatement items. For segment reporting purposes, all general and administrative expenses incurred by Dynegy on behalf of its subsidiaries are charged to the applicable subsidiary as incurred. Dynegy allocates indirect general and administrative expenses to its subsidiaries using a two-step formula that considers both payroll expense and the net book value of property, plant and equipment. Interest expense incurred by Dynegy on behalf of its subsidiaries is allocated based on the subsidiaries' debt to equity relationship. Other income (expense) items incurred by Dynegy on behalf of its subsidiaries are allocated equally among sub-components of the three segments.

   Net income (loss) includes the following charges (in millions):

                                                       Three Months   Nine Months
                                                           Ended         Ended
                                                       September 30, September 30,
                                                       ------------- -------------
                                                        2002   2001   2002   2001
                                                       ------ ------ ------ ------
                                                       Charge Charge Charge Income
                                                       ------ ------ ------ ------
Impairment of goodwill(1).............................  $724   $--    $724   $ --
Loss on sale of Northern Natural(2)...................    60    --      60     --
Cumulative effect of change in accounting principle(3)    --    --      --    (2)
Impairment of generation investments(4)...............    76    --      76     --
Impairment of technology investments(5)...............     4    --      11     --
Severance(6)..........................................    --    --      21     --
Other(7)..............................................    16    --      24     --

--------
(1) The Company recognized an after-tax charge of $724 million associated with the impairment of goodwill in the WEN segment. There was no tax basis in this intangible asset resulting in a pre-tax charge equal to the after-tax amount. This third quarter charge is included in Goodwill impairment in the accompanying Condensed Consolidated Statement of Operations.
(2) Dynegy incurred an after-tax loss of $60 million ($62 million pre-tax) on the sale of Northern Natural to MidAmerican during the third quarter 2002. (See Note 3 to the accompanying financial statements.) This loss is included in Discontinued Operations in the accompanying Condensed Consolidated Statement of Operations.
(3) Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, realizing an after-tax cumulative effect gain of approximately $2 million.
(4) The Company recognized an after-tax charge of approximately $76 million ($117 million pre-tax) for the impairment of investments in generation assets in the third quarter 2002. The charge is included in Earnings (Losses) From Unconsolidated Investments in the accompanying Condensed Consolidated Statement of Operations.
(5) The Company recognized an after-tax charge of approximately $4 million ($7 million pre-tax) for the impairment of technology investments in the third quarter 2002. For the nine-month period ended

   September 30, 2002, the Company recognized a cumulative after-tax charge of approximately $11 million ($17 million pre-tax) for the impairment of technology investments. These charges are included in Earnings (Losses) from Investments in Unconsolidated Investments in the accompanying Condensed Consolidated Statement of Operations.
(6) The Company recognized an after-tax charge of approximately $21 million ($32 million pre-tax) for severance benefits for approximately 309 employees, including the Company's former Chief Executive Officer and Chief Financial Officer in the second quarter. The charge is included in Impairment and Other Charges in the accompanying Condensed Consolidated Statement of Operations. The additional severance charge of $3 million after-tax ($4 million pre-tax) was allocated to Northern Natural, which is included in Discontinued Operations.
(7) The amount represents $4 million after-tax ($6 million pre-tax) of fees related to a voluntary action that the Company took in the second quarter 2002 that altered the accounting for certain lease obligations. Additionally, the Company had $4 million after-tax ($6 million pre-tax) of write-offs in the second quarter 2002 related to information technology equipment. In the third quarter 2002, in conjunction with the Company's decision to exit certain aspects of the marketing and trading business relating to third party or customer risk management for natural gas and power, the Company's investment in Dynegydirect was written off. This resulted in an after-tax charge of $16 million ($25 million pre-tax). These amounts are included in Impairment and Other Charges in the accompanying Condensed Consolidated Statement of Operations.

Three-month Periods Ended September 30, 2002 and 2001

   For the quarter ended September 30, 2002, Dynegy recorded a net loss of $923 million, compared with third quarter 2001 net income of $227 million. Charges recognized in the third quarter 2002, as more fully described in the footnotes to the table above, included after-tax charges for an $724 million goodwill impairment, a $60 million loss on the sale of Northern Natural, a $76 million impairment of generation investments, a $16 million after-tax charge related to the write-off of Dynegydirect, and an $4 million after-tax impairment of technology investments.

   Dynegy announced in early October 2002 an organizational restructuring and its intent to exit third party risk management aspects of the marketing and trading business. The Company also announced a work force reduction affecting approximately 780 employees. The Company estimates that it will recognize pre-tax charges associated with severance of $38 million ($25 million after-tax) in the fourth quarter 2002 and $5 million ($3 million after-tax) in the first quarter 2003.

   Operating income decreased approximately $1,171 million quarter-to-quarter due primarily to the negative impact of the goodwill impairment, as well as reduced margins from operating units. General and administrative expenses were lower period-to-period principally as a result of significantly lower variable compensation costs in the 2002 period, which were partially offset by higher legal and audit fees.

   Dynegy's losses from unconsolidated investments were approximately $91 million in the 2002 period compared to earnings of $77 million in 2001. Variances period-to-period in these results primarily reflect the impact of the $117 million impairment of generation investments, the $17 million impairment of technology investments and a $75 million decrease in earnings related to West Coast Power due to lower delivered power volumes.

   Interest expense totaled $71 million for the three-month period ended September 30, 2002, compared to $34 million for the 2001 period. The variance is primarily attributable to higher average principal balances in the 2002 period compared to the 2001 period, partially offset by lower average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $17 million in expense in the quarter ended September 30, 2002. Combined other income and other expenses totaled $20 million in expense in 2001.

   The Company reported an income tax benefit of $135 million for the quarter ended September 30, 2002, compared to an income tax provision of $137 million for the 2001 period. The effective tax rates approximated 13 percent and 38 percent in 2002 and 2001, respectively. The 2002 tax benefit was reduced from statutory rates as a result of book-tax basis differences (principally impacting the goodwill impairment), the effect of foreign equity investments, the amortization of intangibles, state income taxes and valuation allowances recognized in the period relative to the realizability of certain capital loss carryforwards arising from the sale of Northern Natural and foreign tax credit carryforwards. The tax provision in the 2001 period varied from the statutory tax rate of 35 percent principally as a result of book-tax basis differentials related to the amortization of certain intangibles, other book-tax basis differences and the effect of foreign equity investments and state income taxes.

Nine-month Periods Ended September 30, 2002 and 2001

   For the nine months ended September 30, 2002, Dynegy recorded a net loss of $1,039 million, compared with net income of $403 million in the same 2001 period. The nine-month period ended September 30, 2002 included charges related to the items described above for the three-month period plus the impairment of technology investments and a severance charge.

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

   Operating income decreased $1,724 million period over period primarily due to the reasons described in the previous paragraph as well as the aforementioned goodwill charge recorded in the third quarter 2002 and the impairment and other charges taken during the previous two quarters in 2002 that are more fully described in Note 5 to the accompanying financial statements.

   Dynegy's earnings (losses) from unconsolidated investments were approximately $38 million of losses and $167 million of earnings in the 2002 and 2001 periods, respectively. Variances period-to-period in these results primarily reflect the impact of the impairment of $117 million of generation investments, the impairment of $17 million of technology investments resulting from unfavorable market conditions and a $108 million decrease in earnings related to West Coast Power due to a decrease in realized prices as well as an overall decline in demand.

   Interest expense totaled $158 million for the nine-month period ended September 30, 2002, compared to $101 million for the equivalent 2001 period. The variance is primarily attributed to higher average principal balances in the 2002 period compared to the 2001 period, partially offset by lower average interest rates on borrowings.

   Other income and expenses, net (including minority interest expense and accumulated distributions associated with trust preferred securities) totaled $53 million in expense in the nine-month period ended September 30, 2002 compared with $99 million in expense in the same 2001 period. Variances period-to-period in these results primarily reflect higher minority interest expense in the 2001 period.

   The Company reported an income tax benefit of $227 million for the nine-month period ended September 30, 2002, compared to an income tax provision of $284 million for the 2001 period. The effective tax rates approximated 18 percent and 41 percent in 2002 and 2001, respectively. The difference from the effective tax rates and the statutory tax rate of 35 percent result from the same factors impacting the third quarter periods.

   Effect of Accounting for Goodwill. As described in Note 1 to the accompanying financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), effective January 1, 2002. Had Statement No. 142 been in effect in 2001, the Company's net income for the three months ended September 30, 2001 would have been $231 million compared to actual net income reported of $227 million. For the nine-months ended September 30, 2001, net income would have been $413 million compared to actual net income reported of $403 million.

Segment Disclosures

                           WHOLESALE ENERGY NETWORK

                                                      Three Months          Nine Months
                                                         Ended                 Ended
                                                     September 30,         September 30,
                                                    -------------------  --------------------
                                                      2002      2001       2002       2001
                                                     -------    ------    -------    -------
                                                    (in millions, except operating statistics)
Operating Income (Loss):
   Customer and Risk-Management Activities......... $  (171)   $  126    $  (478)   $   318
   Asset Businesses................................      36       188        117        285
   Goodwill Impairment.............................    (724)       --       (724)        --
                                                     -------    ------    -------    -------
          Total Operating Income (Loss)............    (859)      314     (1,085)       603
Earnings (Losses) from Unconsolidated Investments..     (95)       74        (50)       158
Other Items........................................      (7)      (20)       (31)       (88)
                                                     -------    ------    -------    -------
   Earnings (Loss) Before Interest and Taxes.......    (961)      368     (1,166)       673
Interest Expense...................................     (58)      (22)      (122)       (61)
                                                     -------    ------    -------    -------
   Pre-tax Earnings (Loss).........................  (1,019)      346     (1,288)       612
Income Tax Provision (Benefit).....................    (142)      129       (241)       258
                                                     -------    ------    -------    -------
   Income (Loss) From Continuing Operations........    (877)      217     (1,047)       354
Discontinued operations (1):
   Income from discontinued operations.............      17        --         37         --
   Income tax provision............................       6        --         11         --
                                                     -------    ------    -------    -------
   Income on discontinued operations...............      11        --         26         --
Cumulative Effect of Change in Accounting Principle      --        --         --          2
                                                     -------    ------    -------    -------
       Net Income (Loss)........................... $  (866)   $  217    $(1,021)   $   356
                                                     -------    ------    -------    -------
Operating Statistics:
   Natural Gas Marketing (Bcf/d)--
       Domestic Marketing Volumes..................     6.4       8.1        8.2        8.2
       Canadian Marketing Volumes..................     2.1       2.9        2.7        2.6
       European Marketing Volumes..................     2.5       1.0        2.3        1.4
                                                     -------    ------    -------    -------
          Total Marketing Volumes..................    11.0      12.0       13.2       12.2
                                                     -------    ------    -------    -------
Million Megawatt Hours Generated--Gross............    13.0      11.5       32.5       31.7
Million Megawatt Hours Generated--Net..............    11.8      10.1       29.4       26.9
North American Physical Million Megawatt Hours Sold    31.1      90.5      263.0      212.6
European Physical Million Megawatt Hours Sold......    21.2      34.6      116.7       69.4
                                                     -------    ------    -------    -------
   Total Physical Million Megawatt Hours Sold......    52.3     125.1      379.7      282.0
                                                     -------    ------    -------    -------
Coal Marketing Volumes (Millions of Tons)..........    10.5      11.2       27.8       29.7
Average Natural Gas Price--Henry Hub ($/MMbtu)..... $  3.16    $ 2.92    $  2.96    $  4.87
Average On-Peak Market Power Prices................
   Cinergy......................................... $ 33.47    $37.02    $ 27.48    $ 39.24
   TVA.............................................   32.69     35.72      27.67      38.99
   PJM.............................................   46.04     48.82      35.77      45.23
   New York--Zone G................................   55.57     57.04      44.90      58.05
   Platts SP 15....................................   35.73     45.02      32.25     147.26

--------
   (1) See Note 3 to the accompanying financial statements.

Three-month Periods Ended September 30, 2002 and 2001

   WEN reported a net loss of $866 million for the three-month period ended September 30, 2002, compared with net income of $217 million in the 2001 quarter. The results reflect an overall decline in market liquidity principally caused by increasing credit concerns in the merchant energy sector, counterparty concerns over Dynegy's non investment grade credit ratings and a reduction in the spread between natural gas and power prices. The segment results generally reflect lower returns from its generation portfolio as a result of lower power prices and excess generation capacity in the market. As previously discussed, the Company recognized an after-tax charge of $724 million associated with the impairment of goodwill. There was no tax basis in this intangible asset resulting in a pre-tax charge equal to the after-tax amount. The reported earnings were also negatively impacted by the third quarter 2002 impairment of equity investments and the write-down of Dynegydirect. Additionally, there was a $75 million decline in earnings from the equity investment in West Coast Power due to a decrease in delivered volumes period-over-period. Interest expense was higher in the third quarter 2002 due to higher average borrowings, partially offset by lower average interest rates.

   Total physical MW hours sold in the third quarter 2002 decreased to 52.3 million MW hours as compared to 125.1 million MW hours in the third quarter 2001. Total natural gas volumes sold in the third quarter 2002 decreased to
11.0 billion cubic feet per day as compared to 12.0 billion cubic feet per day during last year's third quarter. The decrease in power and gas volumes is due primarily to the decline in market liquidity resulting from increasing credit concerns related to Dynegy and in the merchant energy sector generally.

Nine-month Periods Ended September 30, 2002 and 2001

   WEN reported a net loss of $1,021 million for the nine-month period ended September 30, 2002, compared with net income of $356 million in the same 2001 period. Absent the charges discussed above, the decrease in operating results generally reflect the significant downturn in profitability in the marketing and trading business period-over-period resulting from credit, liquidity and market concerns as well as significantly lower price realization in the generation business in 2002. In addition to the items described above for the third quarter comparisons, Dynegy's customer and risk-management business' operating income for the nine-month period included significant customer origination during the first quarter 2002 in both the wholesale and commercial and industrial businesses. The increased origination resulted from new contracts for the acquisition of long-term power supply at competitive prices and incremental natural gas storage contracts. The segment's 2002 results include a $109 million decline in earnings from the equity investment in West Coast Power due to a decrease in realized power prices period-over-period as well as an overall decline in demand and impairment of technology investments. The results also include an allocated charge of $19 million associated with severance and related costs recorded in the second quarter 2002.

   Total physical MW hours sold in the nine-month period ended September 30, 2002 increased to 379.7 million MW hours compared to 282.0 million MW hours in the same period in 2001 due primarily to increased physical MW hours sold in Europe and greater customer origination in the first quarter of 2002. Total natural gas volumes sold in the nine months ended September 30, 2002 increased to 13.2 billion cubic feet per day as compared to 12.2 billion cubic feet per day during the same period last year due to the inclusion of incremental ChevronTexaco volumes associated with former Texaco equity production and increases in gas volumes sold in Europe.

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

   Following the exit from third party risk management aspects of the marketing and trading business, Dynegy's WEN segment will consist primarily of its generation assets (as well as any remaining risk management positions that remain pending a roll off over the contract term). The results of operations for Dynegy's generation assets will reflect a sensitivity to natural gas and power prices as well as terms of contracts for contracted generation. The Company expects that this business will continue its efforts to manage this price risk through the optimization of fuel procurement and the marketing of power generated from its owned and controlled assets. Dynegy's sensitivity to prices and its ability to manage this sensitivity, however, is subject to a number of factors, including general market liquidity, Dynegy's liquidity position and the willingness of counterparties to transact business with Dynegy given its non-investment grade credit ratings. Other factors that could affect the prices at which transactions can be consummated and this segment's results of operations include governmental actions or excess generation capacity in the markets it serves.

                           DYNEGY MIDSTREAM SERVICES

                                                      Three Months Ended Nine Months Ended
                                                       September 30,      September 30,
                                                      -----------------  ----------------
                                                       2002      2001     2002     2001
                                                       ------   ------   ------   ------
                                                          ($ in millions, except
                                                           operating statistics)
Operating Income:
    Upstream......................................... $   12    $   16   $   31   $   76
    Downstream.......................................     17        11       48       39
                                                       ------   ------   ------   ------
          Total Operating Income.....................     29        27       79      115
Earnings from Unconsolidated Investments.............      4         3       12        9
Other Items..........................................    (10)       --      (22)     (11)
                                                       ------   ------   ------   ------
          Earnings Before Interest and Taxes.........     23        30       69      113
Interest Expense.....................................    (13)      (12)     (36)     (40)
                                                       ------   ------   ------   ------
          Pre-tax Earnings...........................     10        18       33       73
Income Tax Provision.................................      7         8       14       26
                                                       ------   ------   ------   ------
       Net Income.................................... $    3    $   10   $   19   $   47
                                                       ------   ------   ------   ------
Operating Statistics:
    Natural Gas Processing Volumes (MBbls/d):
       Field Plants..................................   56.3      56.3     55.0     56.0
       Straddle Plants...............................   35.3      26.1     36.5     25.5
                                                       ------   ------   ------   ------
       Total Natural Gas Processing Volumes..........   91.6      82.4     91.5     81.5
                                                       ------   ------   ------   ------
    Fractionation Volumes (MBbls/d)..................  224.8     241.6    223.7    230.4
    Natural Gas Liquids Sold (MBbls/d)...............  481.9     550.4    519.6    562.0
    Average Commodity Prices:
       Natural Gas--Henry Hub ($/MMBtu).............. $ 3.16    $ 2.92   $ 2.96   $ 4.87
       Crude Oil--Cushing ($/Bbl)....................  28.40     26.64    24.78    27.85
       Natural Gas Liquids ($/Gal)...................   0.41      0.39     0.37     0.50
       Fractionation Spread ($/MMBtu)................   1.40      1.51     1.24     0.80

Three-month Periods Ended September 30, 2002 and 2001

   DMS reported net income of $3 million in the third quarter 2002 compared with net income of $10 million in the third quarter 2001. The segment's results of operations during the third quarter 2002 were impacted by lower fractionation spreads and lower realized prices as compared to higher fractionation spreads and higher realized prices during the third quarter 2001 as a result of the Company's hedging program and forward selling products at a higher price than the prevailing market price during such quarter. In addition, as a result of slow economic recovery, high industry-wide inventory levels, reduced NGL liquidity and Dynegy specific credit limitations, the segment experienced a decline in domestic and foreign marketing volumes and margins. DMS' quarterly results were negatively impacted by $4 million, net of tax, due to allocated charges related to the Enron settlement and the impairment of technology investments as more fully discussed in Note 5 to the Condensed Consolidated Financial Statements. There were no such charges recorded in the third quarter 2001.

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

Nine-month Periods Ended September 30, 2002 and 2001

   DMS reported net income of $19 million in the nine months ended September 30, 2002 compared with net income of $47 million in the nine months ended September 30, 2001. In addition to the items described above for the second quarter comparisons, warmer winter temperatures influenced results of operations period-to-period. DMS' results for the nine-months ended September 30, 2002 were negatively impacted by $8 million, net of tax, due to allocated charges related to the Enron settlement, severance costs and the impairment of technology investments as more fully discussed in Note 5 to the Condensed Consolidated Financial Statements. There were no such charges recorded in the nine-month period in 2001.

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

   In addition, DMS' business is dependent on producer drilling activity in the producing regions that its gathering systems serve. At current natural gas price levels, producers are actively drilling new wells and DMS' new connect gas volumes for processing are growing enough to offset the natural decline in production. The producers supplying DMS' facilities are primarily independent producers who, as a group, react quickly to changes in gas prices. As natural gas prices decline significantly from current levels, these producers have historically reduced their drilling investment. If this occurs going forward, DMS could experience difficulty in acquiring enough volumes to offset natural declines. Conversely, as gas prices strengthen from current levels, producers have historically invested more heavily in drilling and development.

                         TRANSMISSION AND DISTRIBUTION

                                                                                        Nine Months
                                                                     Three Months Ended   Ended
                                                                     September 30,      September 30,
                                                                     ------------------ -------------
                                                                     2002      2001     2002    2001
                                                                     ----      ----     ----    ----
                                                                        ($ in millions)
Operating Income.................................................... $ --      $--      $ --    $--
Losses from Unconsolidated Investments..............................   --       --        --     --
Other Items.........................................................   --       --        --     --
                                                                       ----    ---       ----   ---
Earnings Before Interest and Taxes..................................   --       --        --     --
Interest Expense....................................................   --       --        --     --
                                                                       ----    ---       ----   ---
   Pre-tax Earnings.................................................   --       --        --     --
Income Tax Provision................................................   --       --        --     --
                                                                       ----    ---       ----   ---
Income from continuing operations...................................   --       --        --     --
Discontinued operation (1):
Loss from discontinued operations (including loss on disposal of $62
  million)..........................................................  (62)      --       (24)    --
   Income tax provision (benefit)...................................   (2)      --        13     --
                                                                       ----    ---       ----   ---
   Loss on discontinued operations..................................  (60)      --       (37)    --
                                                                       ----    ---       ----   ---
Net Income (Loss)................................................... $(60)     $--      $(37)   $--
                                                                       ----    ---       ----   ---

--------
(1) See Note 3 to the accompanying financial statements.

Three-month Periods Ended September 30, 2002 and 2001

   The T&D segment reported a net loss of $60 million in the third quarter 2002. Net income for the three months ended September 30, 2002 includes a $60 million after-tax ($62 million pre-tax) loss on the sale of Northern Natural. (See Note 3 for further details.)

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

Cash Flow Disclosures

   The following table is a condensed version of the operating section of the Condensed Consolidated Statements of Cash Flows (in millions):

                                                For The Nine Months Ended September 30, 2002
                                               ---------------------------------------------
                                                                    Corporate &
                                                 WEN     DMS   T&D  Eliminations Consolidated
                                               -------  ----  ----  ------------ ------------
Net Income (Loss)............................. $(1,021) $ 19  $(37)     $--        $(1,039)
Net Non-Cash Items Included in Net Income.....   1,618    63   102       14          1,797
                                               -------  ----  ----      ---        -------
Operating Cash Flows Before Changes in Working
  Capital.....................................     597    82    65       14            758
Changes in Working Capital....................    (673)  (19)   52       30           (610)
                                               -------  ----  ----      ---        -------
Net Cash Provided by (Used in) Operating
  Activities.................................. $   (76) $ 63  $117      $44        $   148
                                               -------  ----  ----      ---        -------

                                                For The Nine Months Ended September 30, 2001
                                               ---------------------------------------------
                                                                    Corporate &
                                                 WEN     DMS   T&D  Eliminations Consolidated
                                               -------  ----  ----  ------------ ------------
Net Income (Loss)............................. $   356  $ 47  $ --      $--        $   403
Net Non-Cash Items Included in Net Income.....      59    92    --       --            151
                                               -------  ----  ----      ---        -------
Operating Cash Flows Before Changes in Working
  Capital.....................................     415   139    --       --            554
Changes in Working Capital....................    (124)   10    --       20            (94)
                                               -------  ----  ----      ---        -------
Net Cash Provided by (Used in) Operating
  Activities.................................. $   291  $149  $ --      $20        $   460
                                               -------  ----  ----      ---        -------

   Operating Cash Flow. Cash flow from operating activities totaled $148 million for the nine-month period ended September 30, 2002 compared to $460 million reported in the same 2001 period. Non-cash add-backs were greater in the 2002 period, primarily due to the following charges, which are further described in Notes 3 and 4 to the accompanying financial statements:

  .   The $724 million goodwill impairment associated with the WEN segment;

  .   The $62 million loss on the sale of Northern Natural;

  . Write-offs within Earnings (Losses) from Unconsolidated Investments in the first three quarters of 2002 of $17 million representing technology investment impairments based on the Company's change in business strategy and continued downturn in the technology sector. Additionally, the Company wrote off $117 million of generation investments in the third quarter 2002, all of which was associated with the WEN segment.

   Other changes in non-cash items include the following:

  . Depreciation and amortization expense increased by $100 million primarily due to the inclusion of Northern Natural from February through July 2002 and the United Kingdom natural gas storage facilities beginning in November 2001 offset by the discontinued amortization of goodwill in 2002;

  . A reduction in Earnings (Losses) from Unconsolidated Investments of approximately $108 million related to West Coast Power;

  . Deferred income taxes are a $28 million expense position for the nine months ended September 30, 2002, compared to an expense of $171 million in the same 2001 period, producing a $143 million decreased add-back; and

  . Risk Management activity produced a $527 million add-back, compared to a deduction of $104 million in the 2001 period. The add-backs represent cash realized for settled contracts in excess of gains recognized combined with non-cash losses realized in the period in excess of cash settlements.

   Changes in working capital had a negative impact on cash flow from operations for the nine-month period ended September 30, 2002 primarily due to the following:

  . Increased cash collateral requirements resulting from the Company's below investment grade credit rating;

  .   Settlement of foreign exchange swaps; and

  .   Amortization of liabilities associated with previous acquisitions.

   Capital Expenditures and Investing Activities. Cash provided by investing activities during the nine-month period ended September 30, 2002 totaled $639 million. Capital spending and investments in unconsolidated investments totaled $558 million and relate primarily to generation asset additions and improvements, environmental compliance and first quarter investments in technology infrastructure. Cash spent for the acquisition of Northern Natural totaled $20 million, net of cash acquired. These cash outflows were offset by $270 million in proceeds primarily from the sales of Northern Natural and the Hornsea UK storage facility. Affiliate transactions totaled $862 million and consisted primarily of cash received by the Company for Dynegy Inc.'s sale of its preferred stock in Northern Natural. Other Investing activities include proceeds from the sale of the Northern Natural bonds.

   Financing Activities. Cash used in financing activities during the nine-month period ended September 30, 2002 totaled $37 million.

   Long-term debt proceeds, net of issuance costs, for the nine-months ended September 30, 2002 primarily consisted of $496 million from the issuance of
8.75 percent senior notes due February 2012, and $36 million from ABG. Repayments of long-term debt totaled $408 million for the nine-months ended September 30, 2002 and consisted of the following:

  . $90 million relating to the April 2002 purchase of Northern Natural's senior unsecured notes due 2005;

  .   $73 million in principle payments related to the Black Thunder financing;

  .   $200 million relating to the July 2002 6.785% senior note repayment; and

  .   $45 million relating to ABG.

   Net proceeds from short-term financing consisted of a $245 million net cash advance for the anticipated sale of United Kingdom gas storage assets as well as $192 million in financings secured by interests in two of the Company's generating facilities. Additionally, during the nine months ended September 30, 2002, Dynegy repaid $455 million in commercial paper and borrowings under revolving credit lines and drew upon $53 million under the Company's revolvers.

   Finally, other financing cash payments totaled $14 million for the nine-months ended September 30, 2002, which primarily consisted of $13 million in minority interest associated with Black Thunder prior to the June 2002 restructuring (see Note 7 to the accompanying financial statements for more information).

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

  . Beliefs about the outcome of legal and administrative proceedings, including matters involving Enron, the California power market, shareholder class action lawsuits and environmental matters as well as the investigations primarily relating to Project Alpha and the Company's trading practices; and

  . The Company's ability to manage its exit from third party risk management aspects of the marketing and trading business and the timing of the expected cash flow and collateral rolloff related to this exit.

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

  . Dynegy Inc.'s ability to successfully execute the remaining elements of its capital plan and to generate sustainable earnings and cash flow from its assets and businesses;

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

Item 4.  CONTROLS AND PROCEDURES

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

                                  DYNEGY INC.

                          PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

   See Note 12 to the accompanying financial statements for discussion of material recent developments in the Company's material legal proceedings.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following instruments and documents are included as exhibits to this Form 10-Q/A:


99.1+ Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002.

99.2+ Certification pursuant to 18 United States Code Section 1350, as adopted pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002.

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

   3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 (the "Evaluation Date"); and

      (c) presented in this Amendment No. 1 our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   3. Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment No. 1;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment No. 1 is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment No. 1 (the "Evaluation Date"); and

      (c) presented in this Amendment No. 1 our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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