Form 10-Q
period 2003-03-31
DYNEGY HOLDINGS INC
filed 2003-05-15
CIK 1105055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

   All of the registrant's outstanding common stock is owned by Dynegy Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             DYNEGY HOLDINGS INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION

     Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     Condensed Consolidated Balance Sheets:
         March 31, 2003 and December 31, 2002............................   3
     Condensed Consolidated Statements of Operations:
         For the three months ended March 31, 2003 and 2002..............   4
     Condensed Consolidated Statements of Cash Flows:
         For the three months ended March 31, 2003 and 2002..............   5
     Condensed Consolidated Statements of Comprehensive Income (Loss):
         For the three months ended March 31, 2003 and 2002..............   6
     Notes to Condensed Consolidated Financial Statements................   7

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS.........................................  21

     Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  37

     Item 4.  CONTROLS AND PROCEDURES....................................  39

 PART II.  OTHER INFORMATION

     Item 1.  LEGAL PROCEEDINGS..........................................  40

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................  40

                             Glossary of Key Terms

ARO         Asset retirement obligation.
Bcf/d       Billion cubic feet per day.
CDWR        California Department of Water Resources.
CRM         Our customer risk management business segment.
DGC         Dynegy Global Communications.
Dynegy Inc. Our parent company.
EBIT        A non-GAAP measure of Earnings Before Interest and Taxes. As an indicator of our segment operating performance, EBIT should not be considered an alternative to, or more meaningful
EITF        than, net income or cash flows from operations as determined in accordance with GAAP.
FASB        Emerging Issues Task Force.
FIN         Financial Accounting Standards Board.
GAAP        FASB Interpretation.
GEN         Generally Accepted Accounting Principles.
Illinova    Our power generation business segment.
            Illinova Corporation, a wholly owned subsidiary of Dynegy Inc. and the direct parent company
MW          of Illinois Power Company.
NGL         Megawatts.
SEC         Our natural gas liquids business segment.
SFAS        U.S. Securities and Exchange Commission.
WEN         Statement of Financial Accounting Standards.
            Our former wholesale energy network business segment.

                             DYNEGY HOLDINGS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited) (in millions)

                                                                                                           March 31, December 31,
                                                                                                             2003        2002
                                                                                                           --------- ------------
                                                  ASSETS
Current Assets
Cash and cash equivalents.................................................................................  $ 1,541    $   633
Accounts receivable, net of allowance for doubtful accounts of $141 million and $140 million, respectively    1,399      2,570
Accounts receivable, affiliates...........................................................................       69         31
Inventory.................................................................................................      164        184
Assets from risk-management activities....................................................................    1,623      2,614
Prepayments and other assets..............................................................................      874      1,088
                                                                                                            -------    -------
      Total Current Assets................................................................................    5,670      7,120
                                                                                                            -------    -------
Property, Plant and Equipment.............................................................................    7,523      7,462
Accumulated depreciation..................................................................................   (1,119)    (1,047)
                                                                                                            -------    -------
      Property, Plant and Equipment, Net..................................................................    6,404      6,415
Other Assets
Unconsolidated investments................................................................................      641        600
Assets from risk-management activities....................................................................    1,189      2,528
Goodwill..................................................................................................       15         15
Other assets..............................................................................................      142        168
                                                                                                            -------    -------
      Total Assets........................................................................................  $14,061    $16,846
                                                                                                            =======    =======
                                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable..........................................................................................  $   701    $ 1,502
Accounts payable, affiliates..............................................................................    1,069        964
Accrued liabilities and other.............................................................................    1,116      1,473
Liabilities from risk-management activities...............................................................    1,583      2,417
Notes payable and current portion of long-term debt.......................................................      267        484
                                                                                                            -------    -------
      Total Current Liabilities...........................................................................    4,736      6,840
                                                                                                            -------    -------
Long-Term Debt............................................................................................    4,063      3,276
Other Liabilities
Liabilities from risk-management activities...............................................................    1,071      2,367
Deferred income taxes.....................................................................................       23         83
Other long-term liabilities...............................................................................      462        695
                                                                                                            -------    -------
      Total Liabilities...................................................................................   10,355     13,261
                                                                                                            -------    -------
Minority Interest.........................................................................................      129        146
Commitments and Contingencies (Note 8)
Company Obligated Preferred Securities of a Subsidiary Trust..............................................      200        200
Stockholder's Equity
Additional paid-in capital................................................................................    2,415      2,410
Accumulated other comprehensive income, net of tax........................................................       12         12
Accumulated deficit.......................................................................................      (82)      (215)
Stockholder's Equity......................................................................................    1,032      1,032
                                                                                                            -------    -------
      Total Stockholder's Equity..........................................................................    3,377      3,239
                                                                                                            -------    -------
         Total Liabilities and Stockholder's Equity.......................................................  $14,061    $16,846
                                                                                                            =======    =======

         See the notes to condensed consolidated financial statements.

                             DYNEGY HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited) (in millions)

                                                                           Three Months Ended
                                                                              March 31,
                                                                           -----------------
                                                                             2003     2002
                                                                           -------   ------
Revenues (Note 1)......................................................... $ 1,407   $1,164
Cost of sales, exclusive of depreciation shown separately below (Note 1)..  (1,143)    (990)
Depreciation and amortization.............................................     (84)     (60)
Gain on sale of assets....................................................       1       --
Impairment and other charges..............................................       7       --
General and administrative expenses.......................................     (59)     (73)
                                                                           -------   ------
       Operating income...................................................     129       41
Earnings from unconsolidated investments..................................      52       31
Interest expense..........................................................     (68)     (40)
Other income and expense, net.............................................      10        3
Minority interest income (expense)........................................      17      (30)
Accumulated distributions associated with trust preferred securities......      (4)      (4)
                                                                           -------   ------
Income from continuing operations before income taxes.....................     136        1
Income tax provision......................................................      50        7
                                                                           -------   ------
Income from continuing operations.........................................      86       (6)
Income (loss) on discontinued operations, net of taxes (Note 2)...........     (10)      22
                                                                           -------   ------
Income before cumulative effect of change in accounting principle.........      76       16
Cumulative effect of change in accounting principle, net of taxes (Note 1)      57       --
                                                                           -------   ------
Net income................................................................ $   133   $   16
                                                                           =======   ======



         See the notes to condensed consolidated financial statements.

                             DYNEGY HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (in millions)

                                                                        Three Months Ended
                                                                           March 31,
                                                                        -----------------
                                                                          2003      2002
                                                                         -------   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................. $   133    $  16
Items not affecting cash flows from operating activities:
   Depreciation and amortization.......................................      93       77
   Earnings from unconsolidated investments, net of cash distributions.     (41)      (2)
   Risk-management activities..........................................      66      185
   Gain on sale of assets..............................................      (1)      --
   Deferred income taxes...............................................      45       17
   Cumulative effect of change in accounting principle (Note 1)........     (57)      --
   Other...............................................................      (6)      44
                                                                         -------   -----
Operating cash flows before changes in working capital.................     232      337
Changes in working capital:
   Accounts receivable.................................................     917      211
   Inventory...........................................................     139       10
   Prepayments and other assets........................................     215       17
   Accounts payable and accrued liabilities............................  (1,182)    (360)
   Other, net..........................................................     (49)      (9)
                                                                         -------   -----
Net cash provided by operating activities..............................     272      206
                                                                         -------   -----
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................................................     (52)    (306)
Unconsolidated investments.............................................      --       (3)
Business acquisitions, net of cash acquired............................      --      (20)
Proceeds from asset sales..............................................      20        6
Affiliate transactions.................................................      93      106
                                                                         -------   -----
Net cash provided by (used in) investing activities....................      61     (217)
                                                                         -------   -----
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings.................................      --      534
Repayments of long-term borrowings.....................................    (131)     (11)
Net cash flow from commercial paper and revolving lines of credit......     712     (255)
Other financing, net...................................................      --       (8)
                                                                         -------   -----
Net cash provided by financing activities..............................     581      260
                                                                         -------   -----
Effect of exchange rate changes on cash................................      (6)     (15)
Net increase in cash and cash equivalents..............................     908      234
Cash and cash equivalents, beginning of period.........................     633      144
                                                                         -------   -----
Cash and cash equivalents, end of period............................... $ 1,541    $ 378
                                                                         =======   =====

         See the notes to condensed consolidated financial statements.

                             DYNEGY HOLDINGS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (unaudited) (in millions)

                                                                     Three Months Ended
                                                                      March 31,
                                                                     -----------------
                                                                     2003      2002
                                                                     ----      ----
Net income.......................................................... $133      $ 16
                                                                       ----     ----
Cash flow hedging activities, net:
 Unrealized mark-to-market gains (losses) arising during period, net   12        (1)
 Reclassification of mark-to-market (gains) losses to earnings, net.  (19)       (9)
                                                                       ----     ----
 Unrealized net (gains) losses......................................   (7)      (10)
Foreign currency translation adjustments............................    7       (19)
Unrealized holding gains on securities arising during period........   --         1
                                                                       ----     ----
   Other comprehensive loss, net of tax.............................   --       (28)
                                                                       ----     ----
Comprehensive income (loss)......................................... $133      $(12)
                                                                       ====     ====



         See the notes to condensed consolidated financial statements.

                             DYNEGY HOLDINGS INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             For the Interim Periods Ended March 31, 2003 and 2002

Note 1--Accounting Policies

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002, which we refer to in this report as the Form 10-K.

   The unaudited condensed consolidated financial statements contained in this report include all material adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to develop estimates and make assumptions that affect reported financial position and results of operations and that impact the nature and extent of disclosure, if any, of contingent assets and liabilities. We review significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such judgments and estimates are made. Adjustments made with respect to the use of these estimates often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in (1) developing fair value assumptions, including estimates of future cash flows and discount rates, (2) analyzing tangible and intangible assets for impairment, (3) estimating the useful lives of our assets, (4) assessing future tax exposure and the realization of tax assets and (5) determining the amounts to accrue related to contingencies. Actual results could differ materially from any such estimates. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

  Accounting Principles Adopted

   EITF Issue 02-03. In 2002, the EITF reached consensus on two issues presented in EITF Issue 02-03, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." First, the EITF concluded that all mark-to-market gains and losses on energy trading contracts (whether realized or unrealized) should be shown net in the income statement, irrespective of whether the contract is physically or financially settled. In the third quarter 2002, we began presenting all mark-to-market gains and losses on a net basis to reflect this change in accounting principle. In accordance with the transition provisions in the consensus, comparative period financial statements have been conformed to reflect this change in accounting principle. Prior to the change in accounting principle, we classified net unrealized gains and losses from energy trading contracts as revenue in our unaudited condensed consolidated statements of operations. Physical transactions that were realized and settled were previously reflected gross in revenues and cost of sales. This change in accounting classification has no impact on our operating income, net income
(loss) or cash flow from operations.

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002


   The following table reconciles the revenues and costs of sales reported under prior accounting guidance to the amounts reported herein in connection with the change in accounting principle (in millions):

                                                     Three Months
                                                        Ended
                                                    March 31, 2002
                                                    --------------
             Revenues as previously reported.......    $ 8,148
             Adjustment for discontinued operations       (337)
                                                       -------
             Adjusted revenues.....................      7,811
             Change in accounting principle........     (6,647)
                                                       -------
             Revenues as reported herein...........    $ 1,164
                                                       =======
             Cost of sales as previously reported..    $ 7,880
             Adjustment for discontinued operations       (243)
                                                       -------
             Adjusted cost of sales................      7,637
             Change in accounting principle........     (6,647)
                                                       -------
             Cost of sales as reported herein......    $   990
                                                       =======

   Second, in October 2002, the EITF reached a consensus to rescind EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which previously required us to use mark-to-market accounting for our energy trading contracts. While the rescission of EITF Issue 98-10 will reduce the number of contracts accounted for on a mark-to-market basis, it does not eliminate mark-to-market accounting. All derivative contracts that either do not qualify, or are not designated, as hedges will continue to be marked-to-market in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Any earnings/losses previously recognized under EITF Issue 98-10 that would not have been recognized under SFAS No. 133 have been reversed in the first quarter 2003. The cumulative effect of this change in accounting principle resulted in after-tax earnings of $21 million and is comprised of the following items, which are no longer required to be recorded using mark-to-market accounting (in millions):

Removal of net risk-management assets representing the value of natural gas storage contracts........................................................................ $(176)
Removal of other net risk-management assets........................................   (24)
Removal of net risk-management liabilities representing the value of power tolling
  arrangements.....................................................................   103
                                                                                    -----
Net change in risk-management assets and liabilities...............................   (97)
Addition of natural gas and coal inventory previously included in risk-management
  assets (1).......................................................................   130
                                                                                    -----
Pre-tax gain recorded from change in accounting principle..........................    33
Income tax provision...............................................................   (12)
                                                                                    -----
After-tax gain recorded in the unaudited condensed consolidated statements of operations.................................................................... $  21
                                                                                    =====

--------
(1) A substantial portion of this natural gas inventory was sold during the three months ended March 31, 2003.

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002


   SFAS No. 143. In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." We adopted SFAS No. 143 effective January 1, 2003. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS No. 143, the ARO is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. The cumulative effect of applying SFAS No. 143 has been recognized as a change in accounting principle in the unaudited condensed consolidated statements of operations.

   As part of the transition adjustment, some existing environmental liabilities are required to be reversed upon adoption of SFAS No. 143. As we had previously accrued environmental liabilities for which remediation can be delayed until asset retirement, such liabilities have been reversed as a component of the cumulative effect adjustment in adopting SFAS No. 143. As the previously accrued liabilities exceeded the fair value of the future retirement obligations, the impact of adopting SFAS No. 143 was an increase in earnings, net of tax, of approximately $36 million, which is reflected as a cumulative effect of a change in accounting principle in the unaudited condensed consolidated financial statements. The annual amortization of the asset created under this standard and the accretion of the liability to its fair value is estimated to be approximately $5 million in 2003. We also have AROs that are not quantifiable given our inability to estimate in a reasonable manner the time of settlement. When we are able to estimate the timing of the ARO, a liability will be established.

   At January 1, 2003, our ARO liabilities were $26 million for our GEN segment and $9 million for our NGL segment. These retirement obligations related to activities such as ash pond and landfill capping, closure and post-closure costs, environmental testing, remediation monitoring and land and equipment lease obligations. During the quarter ended March 31, 2003, our accretion expense recognized for the fair value for all of our ARO liabilities totaled approximately $1 million. At March 31, 2003, our ARO liability totaled $36 million.

   Had SFAS No. 143 been applied retroactively in the three months ended March 31, 2002, our net income would have been $15 million.

   SFAS No. 146. In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that were previously accounted for pursuant to the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have not initiated any such activities since December 31, 2002 but intend to apply provisions of SFAS No. 146 for any exit or disposal activities initiated in the future.

   SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition (prospective, modified prospective or retroactive) for entities that voluntarily change to the fair value-based method of accounting for stock-based employee compensation in a fiscal year beginning before December 16, 2003. SFAS No. 148 requires prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. We transitioned to a fair value-based method of accounting for stock-based compensation in the first quarter 2003 and are using the prospective method of transition as described under SFAS No. 148. As a result, an annual charge of approximately $1 million will be reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.

   Under the prospective method of transition, all stock options granted since January 1, 2003 will be accounted for on a fair value basis. Options granted prior to January 1, 2003 continue to be accounted for using

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002

the intrinsic value method. Had compensation cost for stock options issued prior to 2003 been determined on a fair value basis consistent with SFAS No. 123, our net income (loss) would have approximated the following pro forma amounts for the three months ended March 31, 2003 and 2002, respectively.

                                                                    Three Months Ended
                                                                     March 31,
                                                                    -----------------
                                                                    2003      2002
                                                                    ----      ----
                                                                    (in millions)
Net Income as reported............................................. $133      $ 16
Add: Stock-based employee compensation expense included in reported
  net income, net of related tax effects...........................    1         1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
  effects..........................................................  (12)      (18)
                                                                      ----     ----
Pro forma net income (loss)........................................ $122      $ (1)
                                                                      ====     ====

   FIN 45. In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". As required by FIN 45, we adopted the disclosure requirements on December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions for guarantees issued or modified after December 31, 2002. The adoption of the recognition/measurement provisions did not have any impact on our financial statements.

  Accounting Principles Not Yet Adopted

   FIN 46. In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51." In summary, this interpretation increases the level of risk that must be assumed by equity investors in special purpose entities. FIN 46 requires that the equity investor have significant equity at risk (a minimum of 10 percent with few exceptions, which is an increase from the 3 percent allowed under previous guidance) and hold a controlling interest, evidenced by voting rights, risk of loss and the benefit of residual returns. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the variable interest entity. We are in the process of evaluating the impact of FIN 46. While we have not entered into any arrangements in 2003 that would be subject to FIN 46, we are analyzing the structures of entities previously formed to determine whether we have any arrangements that are impacted. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003. For variable interest entities created or obtained before February 1, 2003, FIN 46 is applicable as of July 1, 2003.

   SFAS No. 149. In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies and amends various issues related to derivatives and financial instruments addressed in SFAS No. 133 and interpretations issued by the Derivatives Implementation Group. In particular, SFAS No. 149 clarifies (1) under what circumstances a contract with an initial net investment meets the characteristics of a derivative, (2) when a derivative contains a financing component that should be reflected as a financing on the balance sheet and the statement of cash flows, (3) the definition of an "underlying" in SFAS No. 133 to conform to the language used in FIN 45 and (4) other derivative concepts. SFAS No. 149 is applicable to all contracts entered into or modified after June 30, 2003 and to all hedging relationships designated after June 30, 2003. We are currently reviewing what impact, if any, SFAS No. 149 will have on the accounting treatment of our price risk-management and other derivative contracts.

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002


Note 2--Dispositions and Discontinued Operations

  Dispositions

   SouthStar Energy Services. During the first quarter 2003, we completed the sale of our 20 percent equity investment in SouthStar Energy Services LLC. We received cash proceeds of approximately $20 million and recognized an after-tax gain on the sale of approximately $0.8 million. The gain is included in gain on sale of assets in the unaudited condensed consolidated statements of operations.

   Hackberry LNG Project. During the first quarter 2003, we entered into an agreement to sell our interest in Hackberry LNG Terminal LLC, the entity we formed in connection with our proposed LNG terminal/gasification project in Hackberry, Louisiana, to Sempra LNG Corp., a subsidiary of San Diego-based Sempra Energy. The transaction closed on April 23, 2003. At closing, we received an initial payment of $20 million and have the right to receive additional contingent payments based upon project development milestones. We expect to recognize an after-tax gain of approximately $8 million in the second quarter 2003 in relation to this sale. Additionally, we are entitled to a portion of the return on the project if specified performance targets are achieved in the future.

  Discontinued Operations

   During 2002, we sold our ownership interests in each of Northern Natural Gas Company, our United Kingdom natural gas storage business and our global liquids business. The historical results from these operations are included in discontinued operations for the first quarter 2002. In addition, as part of our restructuring plan, we liquidated significantly all of our U.K. CRM operations during the first quarter 2003, which has been accounted for as discontinued operations under SFAS No. 144, as further discussed below.

   U.K. CRM. During the first quarter 2003, the wind-down efforts of the U.K. CRM business were substantially completed. We recognized an after-tax loss of $10 million resulting primarily from selling and terminating of all gas and power positions, offset by administrative expenses, depreciation and amortization, shut-down costs and currency translation losses. During the quarter, collateral postings totaling $93 million were eliminated. We do not expect any material losses from the U.K. CRM operations in the future.

   The following table summarizes information related to our discontinued operations (in millions):

                                           Northern   UK     UK   Global
                                           Natural  Storage  CRM  Liquids Total
                                           -------- ------- ----  ------- -----
Quarter ended March 31, 2003
Revenue...................................   $--      $--   $ 21   $--    $ 21
Loss from operations before taxes.........    --       --    (15)    --    (15)

Quarter ended March 31, 2002
Revenue...................................   $98      $40   $ 20   $196   $354
Income (loss) from operations before taxes    45        7    (14)    (1)    37

Note 3--Restructuring and Other Charges

   Restructuring Charges. In October 2002, we began implementation of a restructuring plan designed to improve operational efficiencies and performance across our lines of business, including the adoption of a

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002

decentralized business structure consisting of a streamlined corporate center and operating units in power generation and natural gas liquids. Previously, during the second quarter 2002, we recognized a charge for severance benefits in connection with a reduction in force affecting approximately 309 employees. As part of our restructuring, we recognized an aggregate pre-tax charge of $207 million during 2002.

   The following is a schedule of 2003 activity for the liabilities recorded in connection with these charges (in millions):

                                                     Cancellation
                                                       Fees and
                                                      Operating
                                           Severance    Leases    Total
                                           --------- ------------ -----
         Balance at December 31, 2002.....   $ 63        $61      $124
            2003 adjustments to liability.     (6)        --        (6)
            Cash payments.................    (17)        (7)      (24)
                                             ----        ---      ----
         Balance at March 31, 2003........   $ 40        $54      $ 94
                                             ====        ===      ====

   The adjustment to the accrued liability in the first quarter 2003 reflects reductions in the severance accrual provided for employees that will now be retained, as well as for individuals in our foreign operations.

  Cumulative Effect of Change in Accounting Principles

   We adopted SFAS No. 143 and provisions of EITF Issue 02-03 in the first quarter 2003. Please see Note 1 for a discussion of the impact of adopting these standards. Our adoption of SFAS No. 142 in the first quarter 2002 had no impact on net income.

Note 4--Commercial Operations, Risk Management Activities and Financial Instruments

   The nature of our business necessarily involves market and financial risks. We routinely enter into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and our strategy for mitigating these risks are more fully described in Note 5 to our Form 10-K beginning on page F-22.

   From time to time, we enter into various financial derivative instruments that qualify as cash flow hedges. Instruments related to our power generation and natural gas liquids businesses are entered into for purposes of hedging future fuel requirements and power sales commitments for power generation and fractionation facilities and locking in future margin in the domestic natural gas liquids and power generation businesses. In addition, prior to exiting the global liquids business, we utilized these instruments to hedge price risks associated with that business. Interest rate swaps are also used to convert the floating interest-rate component of some obligations to fixed rates.

   During the three-month periods ended March 31, 2003 and 2002, there was no material ineffectiveness from changes in fair value of hedge positions and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. Additionally, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

   The balance in cash flow hedging activities, net at March 31, 2003 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of electricity or natural gas liquids and payments of interest, as applicable to each type of hedge. Of this amount, approximately $21 million of after-tax

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002

losses is estimated to be reclassified into earnings over the twelve-month period ending March 31, 2004. The actual amounts that will be reclassified to earnings over the next year and beyond could vary materially from this estimated amount as a result of changes in market conditions.

   From time to time, we also enter into derivative instruments that qualify as fair-value hedges. We use interest rate swaps to convert a portion of our nonprepayable fixed-rate debt into variable-rate debt. During the three-month periods ended March 31, 2003 and 2002, there was no ineffectiveness from changes in the fair value of hedge positions and no amounts were excluded from the assessment of hedge effectiveness. Additionally, no amounts were recognized in relation to firm commitments that no longer qualified as fair-value hedge items.

   We have investments in foreign subsidiaries, the net assets of which are exposed to currency exchange-rate volatility. We have used derivative financial instruments, including foreign exchange forward contracts and cross-currency interest rate swaps, to hedge this exposure. As of March 31, 2003, we had no net investment hedges in place. For the three months ended March 31, 2002, approximately $5 million of after-tax net gains related to these contracts were included in the foreign currency translation adjustment. This amount offsets the cumulative translation gains of the underlying net investments in foreign subsidiaries for the period the derivative financial instruments were outstanding.

   During the three months ended March 31, 2003, our efforts to exit the U.K. CRM business were substantially completed. As required by SFAS No. 52, "Foreign Currency Translation," unrealized gains and losses resulting from translation and financial instruments utilized to hedge currency exposures previously recorded in stockholder's equity were recognized in income, resulting in an after-tax loss of $5 million.

   Accumulated other comprehensive loss, net of tax, is included in stockholder's equity on the unaudited condensed consolidated balance sheets as follows (in millions):

                                                        March 31, December 31,
                                                          2003        2002
                                                        --------- ------------
 Cash Flow Hedging Activities, Net.....................    $ 1        $ 8
 Foreign Currency Translation Adjustment...............     14          7
 Minimum Pension Liability.............................     (3)        (3)
                                                           ---        ---
    Accumulated Other Comprehensive Income, Net of Tax.    $12        $12
                                                           ===        ===

Note 5--Unconsolidated Investments

   A summary of our unconsolidated investments is as follows (in millions):

                                             March 31, December 31,
                                               2003        2002
                                             --------- ------------
            Equity Affiliates:
               GEN investments..............   $529        $494
               CRM investments..............     14           4
               NGL investments..............     98         102
                                               ----        ----
            Total Unconsolidated Investments   $641        $600
                                               ====        ====

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002


   Summarized aggregate financial information for unconsolidated investments and our equity share thereof was (in millions):

                                  Three Months Ended March 31,
                              -------------------------------------
                                     2003               2002
                              ------------------ ------------------
                              Total Equity Share Total Equity Share
                              ----- ------------ ----- ------------
             Revenues........ $932      $372     $698      $267
             Operating income  129        57      103        40
             Net income......  112        52       97        31

   As described in the Form 10-K, a petition was filed in the United States Bankruptcy Court for the District of Minnesota by several former officers of NRG Energy, Inc., the parent company of the partner in two of our joint ventures (including West Coast Power), to put NRG Energy into bankruptcy. This proceeding was settled and the involuntary bankruptcy was dismissed in early May 2003. NRG and certain of its affiliates subsequently made voluntary Chapter 11 bankruptcy filings in the United States Bankruptcy Court for the Southern District of New York, together with a filing of a plan of reorganization. We are analyzing these filings, which have only recently been made. Although we cannot predict with any degree of certainty the effects of these actions on the operations of the joint ventures, NRG Energy has stated that it will continue to operate in the ordinary course of business and we do not expect these filings to impact the joint ventures significantly.

Note 6--Debt

   Revolvers and Commercial Paper. During the three-month period ended March 31, 2003, we borrowed an aggregate of approximately $712 million under our revolving credit facilities. Additionally, during the three-month period ended March 31, 2003, we eliminated an aggregate of $433 million of letters of credit under our revolving credit facilities. During the period from March 31, 2003 through the date of this report, we issued $44 million of letters of credit under our revolving credit facilities.

   On April 2, 2003, we entered into a $1.66 billion credit facility consisting of:

  . a $1.1 billion secured revolving credit facility, which matures on February 15, 2005;

  .   a $200 million secured term loan, which matures on February 15, 2005; and

  .   a $360 million secured term loan, which matures on December 15, 2005.

   The credit facility replaces, and preserves the commitment of each lender under our $900 million and $400 million former revolving credit facilities, which had maturity dates of April 28, 2003 and May 27, 2003, respectively, and Dynegy Inc.'s $360 million DGC secured debt, which had a maturity date of December 15, 2005. The restructured credit facility will provide funding for general corporate purposes. The revolving facility is also available for the issuance of letters of credit. Borrowings under the credit facility will bear interest, at our option, at (i) a base rate plus 3.75% per annum or (ii) LIBOR plus 4.75% per annum. A letter of credit fee will be payable on the undrawn amount of each letter of credit outstanding at a percentage per annum equal to 4.75% of such undrawn amount. An unused commitment fee of 0.50% will be payable on the unused portion of the revolving facility. Please read Note 10 to the Form 10-K beginning on page F-31 for further discussion of our restructured credit facility.

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002


   Renaissance and Rolling Hills Credit Facility. In July 2002, we completed a $200 million interim financing, bearing interest at LIBOR plus 1.38%. This loan was scheduled to mature in January 2003 and was secured by interests in our Renaissance and Rolling Hills merchant power generation facilities. In January 2003, we repaid $94 million of this facility and refinanced the remaining $106 million. The maturity date on the remaining $106 million was extended to October 15, 2003 and the interest rate on the remaining balance was changed to LIBOR plus 5%. On April 16, 2003, we prepaid the remaining $106 million.

Note 7--Related Party Transactions

   In connection with our announced exit from third-party risk-management aspects of the marketing and trading business, we agreed with ChevronTexaco in January 2003 to terminate the natural gas purchase agreement between the parties and to provide for an orderly transition of responsibility for marketing ChevronTexaco's domestic natural gas production. This agreement will not affect our contractual agreements with ChevronTexaco related to ChevronTexaco's U.S. natural gas processing and the marketing of ChevronTexaco's domestic natural gas liquids. The cancellation of the agreement was effective January 31, 2003. In conjunction with the termination of the natural gas purchase agreement, we paid ChevronTexaco $13 million. As part of the transition, we also agreed to provide scheduling, accounting and reporting services as an agent for ChevronTexaco through April 2003.

Note 8--Commitments and Contingencies

   Please see Note 14--Commitments and Contingencies beginning on page F-42 of the Form 10-K for a description of our material legal proceedings. Set forth below is a description of any material developments that have occurred with respect to such proceedings since the filing of the Form 10-K and a description of any new matters that have arisen since such filing.

   We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, "Accounting for Contingencies." For environmental matters, we record liabilities when environmental assessment indicates that remedial efforts are probable and the costs can be reasonably estimated. Please see Note 2--Accounting Policies beginning on page F-8 of the Form 10-K for further discussion.

   With respect to some of the items listed below, we have determined that a loss is not probable or that any such loss, to the extent probable, is not reasonably estimable. Notwithstanding the foregoing, management has assessed these matters based on currently available information and made an informed judgment concerning the potential outcome of such matters, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management's judgment may, as a result of facts arising prior to resolution of these matters or other factors, prove inaccurate and investors should be aware that such judgment is made subject to the known uncertainty of litigation.

   California Market Litigation. As previously described in the Form 10-K, we are the subject of various lawsuits alleging rate and market manipulation in the California wholesale power market. These lawsuits relate

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002

to, among other things, alleged exploitation of structural flaws in that market and/or the unlawful use of market power. Symonds v. Dynegy and Lodewick v. Dynegy, which include allegations similar to those in the California lawsuits, were filed in the states of Washington and Oregon, respectively. On May 5, 2003, the United States District Court for the District of Oregon, at plaintiffs' request, ordered the Lodewick suit dismissed without prejudice. An unopposed motion to dismiss without prejudice was also filed in the Symonds case.

   On May 1, 2003, the case of Egger v. Dynegy Inc., et al. was filed in the Superior Court of California in the County of San Diego as a class action complaint. We understand that the suit, the complaint for which has not yet been served on us, alleges violations of the Cartwright Act and unfair business practices. The action is brought on behalf of consumers and businesses in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana that purchased energy from the California market. We are analyzing these claims, which have only recently been made, and intend to defend against them vigorously. It is not possible to predict with certainty whether we will incur any liability or to estimate the range of possible loss, if any, that we might incur in connection with this lawsuit.

   FERC and California Investigations. As previously described in the Form 10-K, we are the subject of various investigations by the FERC and other regulatory agencies relating to our past activities in the western power and natural gas markets. These investigations relate to, among other things, possible manipulation of natural gas and power prices in the western United States and "wash," "round-trip" or "sale/buyback" transactions. On April 30, 2003, the FERC issued an order adopting the recommendations in its staff's March 26, 2003 report that Dynegy and ten other companies be required to submit information with respect to internal processes for reporting trading data to publications that publish energy indices--specifically, that the employees involved in manipulations, or attempted manipulations, of the published indices have been disciplined; that the company has a clear code of conduct in place for reporting price information; that all trade data reporting is done by an entity within the company that does not have a financial interest in the published index (preferably the chief risk officer); and that the company is cooperating fully with any government agency investigating its past reporting practices. We have complied and intend to continue complying with these requirements. A written response to the April 30, 2003 order is required to be filed by June 16, 2003 outlining the steps taken to comply with the necessary requirements.

   Apache Litigation. As previously described in the Form 10-K, Apache Corporation filed suit in Harris County, Texas district court in May 2002 against Versado Gas Processors, LLC as purchaser and processor of Apache's gas, and against Dynegy Midstream Services, Limited Partnership as operator of the Versado assets in New Mexico. Apache, which has alleged that Versado owes it a total of more than $9 million, claims, among other things, that the formula for calculating the amount Versado receives from the buyers of gas and the liquids is flawed since it is based on gas price indexes that these same affiliates are alleged to have manipulated by providing false price information to the index publisher. Versado intends to defend against these claims vigorously and believes it has meritorious defenses. In May 2003, we filed a motion for partial summary judgment relating to lost gas and related matters, which may be heard at the end of May 2003. Trial in the matter is currently scheduled for late third quarter 2003. We do not believe that any liability we might incur as a result of this litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

   Sierra Pacific Litigation. In April 2003, Sierra Pacific Resources and Nevada Power Company filed suit against various sellers of natural gas, including some of our subsidiaries, in the United States District Court for the District of Nevada. In the suit, plaintiffs claim that they purchased natural gas from us to produce electricity for their customers at artificially high prices based on published index prices at the California-Arizona border

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002

market. Plaintiffs claim that we were part of a conspiracy to restrict natural gas transmission capacity on the El Paso pipeline system, which in turn raised the California border price. Plaintiffs allege, although without specificity, that Dynegy withheld capacity from the market in concert with El Paso and that there was an "illicit" agreement between the other defendants, El Paso and us to decrease output and raise prices in violation of the Nevada Unfair Trade Practices Act. Plaintiffs seek an award of unspecified treble damages with respect to these claims based on the alleged excess natural gas costs they incurred.

   Plaintiffs further allege that we intentionally misrepresented natural gas prices and volumes to trade publications that compile and report index prices in an effort to induce plaintiffs to enter into contracts for the purchase of natural gas at artificially high prices, as well as associated hedging transactions, and that Nevada Power did in fact rely on the misinformation suffering damage as a result of such reliance. Plaintiffs further claim that we conspired with El Paso to provide this false information, and that our misconduct constitutes fraud and violates Nevada's Racketeering Influenced Corrupt Organizations Act. Plaintiffs seek an award of unspecified treble damages with respect to these claims.

   We are analyzing these claims, which only recently were made, and intend to defend against them vigorously. It is not possible to predict with certainty whether we will incur any liability or to estimate the range of possible loss, if any, that we might incur in connection with this lawsuit. However, we do not believe that any liability we might incur as a result of this litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

   Other Index Pricing Litigation. In addition to the Sierra Pacific suit described above, we were named as defendants in April 2003 in a third-party complaint in a lawsuit originally initiated by Nelson Brothers, LLC against Cherokee Nitrogen in Alabama state court. The underlying suit relates to an agreement between Cherokee and Nelson Brothers pursuant to which Cherokee allegedly agreed to supply ammonium nitrate to Nelson Brothers and to use its commercially reasonable efforts to reduce its supply costs. When Nelson Brothers sued Cherokee under their agreement, Cherokee filed a third-party complaint alleging that it purchased natural gas from Dynegy Marketing and Trade based on index pricing and, citing the December 2002 settlement with the CFTC, that the index prices used were artificially inflated by Dynegy Marketing and Trade due to "fraudulent and inaccurate reporting" to index services, which resulted in higher costs that it passed on to Nelson Brothers. Cherokee claims that Dynegy Marketing and Trade is liable to it for alleged overcharges and seeks actual and punitive damages in unspecified amounts. We intend to defend against these claims vigorously. It is not possible to predict with certainty whether we will incur any liability or to estimate the range of possible loss, if any, that we might incur in connection with this lawsuit. However, we do not believe that any liability we might incur as a result of this litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

Note 9--Regulatory Issues

   We are subject to regulation by various federal, state, local and foreign agencies, including extensive rules and regulations governing transportation, transmission and sale of energy commodities as well as the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these regulations requires general and administrative, capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. In addition, the United States Congress has before it a number of bills that could impact regulations or impose new regulations applicable to us and our subsidiaries. We cannot predict the outcome of these bills or other regulatory developments or the effects that they might have on our business. For a more

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002

detailed description of regulatory issues affecting our business, please refer to "Item 1. Business--Regulation" in the Form 10-K beginning on page 19.

Note 10--Segment Information

   As reflected in this report, we have changed our reporting segments. In 2002, we reported results for the following three business segments:

  .   Wholesale Energy Network, or WEN;

  .   Dynegy Midstream Services, or DMS; and

  .   Transmission and Distribution, or T&D.

   Beginning January 1, 2003, we are reporting our operations in the following segments:

  .   Power generation, or GEN;

  .   Natural gas liquids, or NGL; and

  .   Customer risk management, or CRM.

   For the three-month period ended March 31, 2002, our segment information has been presented based on our revised reportable segments. GEN includes the operations of owned or leased electric power generation facilities located in six regions of the United States. This segment is focused on optimizing our portfolio of energy assets and related contracts, as well as direct commercial and industrial sales. NGL consists of our North American natural gas gathering and processing, natural gas liquids fractionation and marketing businesses and transportation operations. CRM consists of third-party marketing, trading and risk-management activities unrelated to our generating assets. Other reported results include corporate governance roles and functions, which are managed on a consolidated basis, and specialized support functions. All costs associated with other reported results were allocated to the three operating segments prior to January 1, 2003.

   Prior to January 1, 2003, the WEN segment was comprised of the current GEN segment and the current CRM segment. In connection with our exit from the third-party marketing and trading business, individual contracts within the former WEN segment were identified on January 1, 2003 as either GEN contracts, as they were determined to be a part of our continuing operations, or CRM contracts. During the three-month period ended March 31, 2003, unaffiliated revenues presented below for the CRM and GEN segments reflect actual third-party revenues recorded for settlement of physical and financial contracts in the respective segments.

   Prior to January 1, 2003, the GEN and CRM segments were operated together as an asset-based third-party marketing, trading and risk-management business. Under this business model, the fair value of GEN's generation capacity, forward sales and related trading positions were sold to the CRM segment each month at an internally determined transfer price based on then-current market prices. The CRM segment would record revenue from the third-party contracts associated with the GEN segment, together with all of its other third-party marketing and trading positions unrelated to the GEN segment, during the month of settlement. The intersegment revenues presented below for the GEN segment during the three-month period ended March 31, 2002 reflect this internal transfer price and do not represent amounts actually received by GEN for power sold to third parties. As such, the GEN intersegment revenues for the three-month period ended March 31, 2002 do not include the effects of intra-month market price volatility. Please take into account these differences when attempting to compare the first quarter results for 2002 and 2003.

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002


   Prior to January 1, 2003, our natural gas liquids operations comprised our Dynegy Midstream Services segment. Beginning January 1, 2003, these operations comprise the NGL segment. Additionally, for the first three quarters of 2002 prior to its sale we reported the operations of Northern Natural in our Transmission and Distribution segment. Reportable segment information for the three-month periods ended March 31, 2003 and 2002 is presented below.

          Dynegy's Segment Data for the Quarter Ended March 31, 2003
                                 (in millions)

                                                                                       Other and
                                                                GEN     NGL     CRM   Eliminations  Total
                                                              ------  ------  ------  ------------ -------
Unaffiliated revenues:
   Domestic.................................................. $  105  $  978  $  198     $  --     $ 1,281
   Canadian..................................................     --      --       8        --           8
                                                              ------  ------  ------     -----     -------
                                                                 105     978     206        --       1,289
Affiliate revenues...........................................    118      --      --        --         118
Intersegment revenues(1).....................................    670      73    (158)     (585)         --
                                                              ------  ------  ------     -----     -------
       Total revenues........................................ $  893  $1,051  $   48     $(585)    $ 1,407
                                                              ======  ======  ======     =====     =======

Depreciation and amortization................................ $  (41) $  (20) $   (1)    $ (22)    $   (84)

Operating income (loss)...................................... $   83  $   51  $   38     $ (43)    $   129
Other items, net.............................................      3      (5)     26        (1)         23
Earnings from unconsolidated investments.....................     38       3      11        --          52
Interest expense.............................................                                          (68)
Income tax provision.........................................                                          (50)
                                                                                                   -------
Income from continuing operations............................                                           86
Loss on discontinued operations, net of taxes................                                          (10)
Cumulative effect of a change in accounting principle, net of
  taxes......................................................                                           57
                                                                                                   -------
Net income...................................................                                      $   133
                                                                                                   =======

Identifiable assets:
   Domestic.................................................. $6,450  $1,804  $4,808     $ 274     $13,336
   Other.....................................................     --      --     725        --         725

Unconsolidated investments...................................    529      98      14        --         641
Capital expenditures and unconsolidated investments..........    (37)    (12)     --        (3)        (52)

--------
(1) EITF Issue 02-03 requires all gains and losses on energy trading contracts, whether realized or unrealized, to be presented net in the income statement. Unaffiliated revenues of the CRM segment include, pursuant to EITF Issue 02-03, net purchases and sales of power and natural gas transacted with third parties on behalf on the GEN segment. This relationship results in a net intersegment purchase from the GEN segment, which is presented as a reduction in CRM intersegment revenues.

                             DYNEGY HOLDINGS INC.

             For the Interim Periods Ended March 31, 2003 and 2002

          Dynegy's Segment Data for the Quarter Ended March 31, 2002
                                 (in millions)

                                                                             Other and
                                                      GEN     NGL     CRM   Eliminations  Total
                                                    ------  ------  ------  ------------ -------
Unaffiliated revenues:
   Domestic........................................ $   35  $  649  $  136     $   --    $   820
   Canadian........................................     --     231      --         --        231
                                                    ------  ------  ------     ------    -------
                                                        35     880     136         --      1,051
Affiliate revenues.................................    113      --      --         --        113
Intersegment revenues..............................    173      33     227       (433)        --
                                                    ------  ------  ------     ------    -------
       Total revenues.............................. $  321  $  913  $  363     $ (433)   $ 1,164
                                                    ======  ======  ======     ======    =======

Depreciation and amortization...................... $  (38) $  (19) $   (3)    $   --    $   (60)

Operating income (loss)............................ $   61  $   40  $  (60)    $   --    $    41
Other items, net...................................    (14)      1     (18)        --        (31)
Earnings from unconsolidated investments...........     24       4       3         --         31
Interest expense...................................                                          (40)
Income tax provision...............................                                           (7)
                                                                                         -------
Loss from continuing operations....................                                      $    (6)
Income from discontinued operations, net of taxes..                                           22
                                                                                         -------
Net income.........................................                                      $    16
                                                                                         =======
Identifiable assets:
   Domestic........................................ $7,997  $2,061  $8,053     $2,894    $21,005
   Canadian........................................     --     120     640         --        760
   European and other..............................     --      --   2,689         --      2,689
Unconsolidated investments.........................    628     149      35         --        812
Capital expenditures and unconsolidated investments   (265)    (31)     (9)        (4)      (309)

Note 11--Subsequent Event

   In April 2003, we reached an agreement in principle with Southern Power Company to terminate three power tolling arrangements among Dynegy, Southern and our respective affiliates covering an aggregate of 1,100 MW. Under the terms of the agreement, which is subject to definitive documentation, we will pay Southern $155 million to terminate two of these arrangements effective May 30, 2003 and the third such arrangement effective October 31, 2003. The terminations will result in $96 million of collateral being returned to us and will eliminate our obligation to make $1.7 billion in payments due to Southern over the next 30 years. We anticipate we will close the transaction in May 2003.

                             DYNEGY HOLDINGS INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

             For the Interim Periods Ended March 31, 2003 and 2002

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read together with the unaudited condensed consolidated financial statements included in this report and with the audited consolidated financial statements and the notes thereto included in the Form 10-K.

   We are a holding company and conduct substantially all of our business operations through our subsidiaries. Our two main operating divisions are engaged in power generation and natural gas liquids. Our power generation business owns or leases 13,167 MW of net generating capacity, including 838 MW scheduled to begin commercial operation in the second quarter 2003. Our power generation fleet is diversified by facility type (base load, intermediate and peaking), fuel source and geographic location. Our natural gas liquids business owns natural gas gathering and processing assets with processing capacity of
2.6 Bcf/d located in key producing areas of Louisiana, New Mexico and Texas. This business also owns integrated assets used to fractionate, store, terminal, transport, distribute and market natural gas liquids. These assets are generally connected to and supplied by our natural gas gathering and processing assets and are located in Mont Belvieu, Texas, the hub of the U.S. natural gas liquids business, and West Louisiana.

   We are restructuring our company around these two asset-based energy businesses. In carrying out our restructuring, we have made significant progress in our planned exit from third-party risk-management aspects of the marketing and trading business. The remaining portion of our North American third-party marketing and trading business, which includes the power tolling arrangements to which we remain a party, now comprises our CRM segment.

                        LIQUIDITY AND CAPITAL RESOURCES

Overview

   Since the end of 2002, we have executed a number of important initiatives, including the restructuring of our primary bank credit facilities. We also have made substantial progress in executing our planned exit from third-party marketing and trading, including the cessation of our European marketing and trading operations, the sale of our natural gas inventories and the transition back to ChevronTexaco of the natural gas purchase and sale contracts related to its domestic natural gas production. Most recently, we announced our agreement with Southern Power Company to terminate three of our eight remaining power tolling arrangements.

   As a result of these efforts, through May 12, 2003 we have improved our liquidity position while reducing usage under our revolving credit facility, including letters of credit and borrowings, by approximately $317 million. We also have reduced our other debt obligations by approximately $264 million. Going forward, we intend to replace some of our cash collateral postings with letters of credit, increasing our revolver usage. We expect to rely on cash on hand, cash from operations and availability under our restructured revolving credit facility to satisfy our collateral obligations and our other liquidity requirements. Please read "--Conclusion" for further discussion.

Available Credit Capacity and Liquidity Sources

   Bank Restructuring. On April 2, 2003, we entered into a $1.66 billion credit facility consisting of:

  . a $1.1 billion secured revolving credit facility, which matures on February 15, 2005;

  .   a $200 million secured term loan, which matures on February 15, 2005; and

  .   a $360 million secured term loan, which matures on December 15, 2005.

   The credit facility replaces, and preserves the commitment of each lender under, our $900 million and $400 million former revolving credit facilities, which had maturity dates of April 28, 2003 and May 27, 2003, respectively, and Dynegy Inc.'s $360 million Polaris communications lease, which had a maturity date of December 15, 2005. The restructured credit facility will provide funding for general corporate purposes. The revolving facility is also available for the issuance of letters of credit. Borrowings under the credit facility will bear interest, at our option, at (i) a base rate plus 3.75% per annum or (ii) LIBOR plus 4.75% per annum. A letter of credit fee will be payable on the undrawn amount of each letter of credit outstanding at a percentage per annum equal to 4.75% of such undrawn amount. An unused commitment fee of 0.50% will be payable on the unused portion of the revolving facility. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations--Bank Restructuring" beginning on page 34 of the Form 10-K for further discussion.

   The following table summarizes our consolidated credit capacity and liquidity position at December 31, 2002, March 31, 2003 and May 12, 2003 (in millions):

                                               December 31, March 31,  May 12
                                                   2002       2003      2003
                                               ------------ --------- ------
 Total Credit Capacity........................    $1,300     $1,300   $1,100(2)
 Outstanding Loans............................      (128)      (840)      --
 Outstanding Letters of Credit Under Revolving
   Credit Facility............................      (872)      (439)    (483)
                                                  ------     ------   ------
 Unused Borrowing Capacity....................       300         21      617
 Cash.........................................       633      1,541      933
 Liquid Inventory(1)..........................       258         --       --
                                                  ------     ------   ------
 Total Available Liquidity....................    $1,191     $1,562   $1,550
                                                  ======     ======   ======

--------
(1) Amounts reflected for 2003 periods do not include liquid inventory, as we have sold the natural gas inventories that comprised that item and converted them to cash.
(2) Reflects the conversion of $200 million of credit capacity under the former revolving credit facilities into a term loan in connection with the April 2003 restructuring of such facilities.

Liquidity Uses

   During the first quarter 2003, significant uses of liquidity included the following:

  . Funding of a $94 million payment under the Renaissance and Rolling Hills interim financing;

  . Funding of a $19 million quarterly payment under the Black Thunder financing; and

  .   Funding of an $18 million payment under the ABG Gas Supply financing.

   Since March 31, 2003, we have paid the remaining $106 million due under the Renaissance and Rolling Hills interim financing.

Collateral Obligations

   During the first quarter 2003, we reduced the collateral obligations associated with our third-party marketing and trading business by approximately $350 million. This reduction, together with the reductions achieved in the fourth quarter 2002 and from April 1, 2003 through May 12, 2003, eliminated an aggregate of approximately $706 million in collateral obligations associated with this business. Upon completion of the termination of the three Southern power tolling arrangements, we will eliminate $96 million in further collateral obligations associated with this business. Please read
Note 11 to the unaudited condensed consolidated financial statements for further discussion of the Southern transaction.

   The following table summarizes our consolidated collateral postings by operating division at December 31, 2002, March 31, 2003 and May 12, 2003 (in millions):

                            December 31, March 31, May 12,
                                2002       2003     2003
                            ------------ --------- -------
                      GEN..    $  202        334    $274
                      CRM..       769        419     311
                      NGL..       166        226     213
                      Other        48         52      44
                               ------     ------    ----
                      Total    $1,185     $1,031    $842
                               ======     ======    ====

   The collateral obligations associated with our CRM business have been dramatically reduced from the approximately $1 billion in amounts outstanding at September 30, 2002. However, the collateral requirements for our GEN and NGL businesses and the remaining power tolling arrangements have increased since the end of 2002. This increase primarily was caused by a significant increase in power and natural gas prices during this period, and collateral requirements for these businesses will continue to reflect this sensitivity to commodity prices.

Conclusion

   In April 2003, we restructured our primary revolving credit facilities that were set to expire in April and May of this year. By extending the maturity dates of these obligations, which totaled approximately $1.3 billion upon completion of the restructuring, together with the successful execution of our other liquidity initiatives, we believe that we have provided our company with sufficient capital resources to meet our debt obligations and provide collateral support for our ongoing asset businesses and our continued exit from third-party marketing and trading through 2004. However, our success and future financial condition, including our ability to refinance our substantial debt maturities in 2005 and thereafter, will depend on our ability to execute the remainder of our exit from third-party marketing and trading successfully and to produce adequate operating cash flows from our continuing asset-based businesses to meet our debt and commercial obligations, including a substantial increase in interest expense. Please read "Factors Affecting Future Results of Operations" and "Uncertainty of Forward-Looking Statements and Information" for additional factors that could impact our future operating results and financial condition.

                FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

   Our results of operations during the remainder of 2003 and beyond may be significantly affected by the following factors, among others:

  . the level of earnings and cash flows from our asset-based businesses, which are subject to the effect of changes in commodity prices, particularly for power, natural gas and other fuels and, to a lesser extent, the spark spread between power and natural gas prices;

  . the effects of competition on the results of operations from our asset-based businesses;

  . our ability to complete our exit from third-party risk-management aspects of the marketing and trading business and the costs associated with this exit;

  . our ability to operate our asset-based businesses with a reduced work force and within the confines of the increased borrowing rates and more restrictive covenants contained in our restructured credit agreement;

  . increased interest costs resulting from increased collateral requirements and higher borrowing costs associated with our restructured credit agreement; and

  . the effects of ongoing litigation relating to, among other things, the western power and natural gas markets and shareholder claims, as well as the ongoing regulatory investigations primarily relating to Project Alpha and our past trading practices.

   Additionally, as further discussed in Note 1 to the unaudited condensed consolidated financial statements, new accounting pronouncements have impacted our results of operations and will continue to do so in the future. Please read "Uncertainty of Forward-Looking Statements and Information" for additional factors that could impact our future operating results.

                             RESULTS OF OPERATIONS

   In this section, we discuss our results of operations, both on a consolidated basis and by segment, for the three-month periods ended March 31, 2003 and 2002.

   As reflected in this report, we have changed our reporting segments. In 2002, we reported results for the following three business segments:

  .   Wholesale Energy Network, or WEN;

  .   Dynegy Midstream Services, or DMS; and

  .   Transmission and Distribution, or T&D.

   Beginning January 1, 2003, we are reporting our operations in the following segments:

  .   Power generation, or GEN;

  .   Natural gas liquids, or NGL; and

  .   Customer risk management, or CRM.

   Other reported results include corporate overhead and our discontinued operations. All corporate overhead included in other reported results was allocated to the three operating segments prior to January 1, 2003. This change in reportable segments will affect the comparability of our segment results for 2003 and beyond.

   As described in Note 10 to the unaudited condensed consolidated financial statements included in this report, prior to January 1, 2003, the CRM and GEN segments were reported together in the WEN segment. In connection with our exit from the CRM business, we separated the contracts within the former WEN segment as of January 1, 2003 as being GEN contracts or CRM contracts, based on their terms and their importance to our GEN segment. The unaffiliated revenues presented below for the GEN and CRM segments for the first quarter 2003 reflect actual third-party revenues recorded for settlement of physical and financial contracts based on this separation. With respect to the comparative results for the first quarter 2002, the GEN and CRM businesses were operated together within the WEN segment as an asset-based third-party marketing, trading and risk-management business during that period. Under this business model, the fair value of the GEN segment's generation capacity, forward sales and related trading positions were sold to the CRM segment each month at an internally determined transfer price. The CRM segment would record revenue from the third-party contracts associated with the GEN segment, together with all of its other third-party marketing and trading positions unrelated to the GEN segment, during the month of settlement. The intersegment revenues for the GEN segment during the three-month period ended March 31, 2002 reflect this internal transfer price and do not represent amounts actually received by us for power sold to third parties. As such, the intersegment revenues for the three-month period ended March 31, 2002 do not include the effects of intra-month market price volatility. Please take into account these differences when attempting to compare the first quarter results for 2002 and 2003.

   Recent accounting pronouncements have affected our financial results, particularly those of our third-party marketing and trading business, so as to further reduce the comparability of some of our historical financial data. For example, the rescission of EITF Issue 98-10, effective January 1, 2003, has reduced the number of contracts accounted for on a mark-to-market basis in the 2003 period as compared to the 2002 period. Please read "--Cumulative Effect of Change in Accounting Principle" below for further discussion.

   For segment reporting purposes, all general and administrative expenses incurred by Dynegy on behalf of its subsidiaries are charged to the applicable subsidiary as incurred. Other income (expense) items incurred by us on behalf of our subsidiaries are allocated directly to the three segments.

Three-Months Ended March 31, 2003 and 2002

   The following table provides summary financial data regarding our unaudited condensed consolidated results of operations for the three-month periods ended March 31, 2003 and 2002, respectively (in millions):

                             Results of Operations

                                                                  Three Months Ended
                                                                    March 31,
                                                                  -----------------
                                                                    2003      2002
                                                                  ------    ------
Operating Income.................................................  $129      $ 41
Earnings from Unconsolidated Investments.........................    52        31
Interest Expense.................................................   (68)      (40)
Other Items, Net.................................................    23       (31)
Income Tax Provision.............................................   (50)       (7)
                                                                   ----      ----
Income (Loss) from Continuing Operations.........................    86        (6)
Earnings (Loss) on Discontinued Operations, Net of Taxes.........   (10)       22
Cumulative Effect of Change in Accounting Principle, Net of Taxes    57        --
                                                                   ----      ----
Net Income.......................................................  $133      $ 16
                                                                   ====      ====

   Net Income. For the quarter ended March 31, 2003, we recorded net income of $133 million compared with first quarter 2002 net income of $16 million.

   Operating income increased approximately $88 million quarter-to-quarter primarily due to higher commodity prices, which positively impacted all of our segments, as well as weather-driven demand resulting in greater volumes produced and sold. Operating income also reflects increased depreciation and amortization expense primarily associated with the expansion of our depreciable asset base, including the completion of three generation facilities that were under construction during the first quarter 2002. General and administrative expenses were lower period-to-period principally as a result of significantly lower compensation costs in the 2003 period, which were partially offset by higher professional fees.

   Earnings from Unconsolidated Investments. Our earnings from unconsolidated investments were approximately $52 million in the 2003 period compared to $31 million in 2002. The increase period-to-period primarily reflects higher volumes sold by West Coast Power, a 50-50 joint venture through which we own our California power generation facilities. Please read "--Segment Disclosures--Power Generation" below for further discussion.

   Interest Expense. Interest expense totaled $68 million for the three-month period ended March 31, 2003, compared to $40 million for the 2002 period. The significant increase period-to-period primarily is attributable to higher average principal balances in the 2003 period compared to the 2002 period, partially offset by lower average interest rates on borrowings based primarily on a reduction in the LIBOR rate. The increase in principal balances primarily resulted from substantially higher collateral postings in the second and third quarters of 2002 which, despite subsequent reductions, remained at levels above those outstanding during the first quarter 2002. Please read "--Liquidity and Capital Resources--Collateral Obligations" above for a discussion of the significant reductions in collateral postings, particularly with respect to our third-party marketing and trading business, since the end of the third quarter 2002.

   While these collateral reductions are expected to reduce our 2003 principal balances, higher commodity prices compared to 2002 and a related increase in collateral postings associated with our CRM, GEN and NGL businesses may mitigate such impact. In addition, our interest expense during the remainder of 2003 and thereafter will reflect the increased costs of borrowing under our restructured credit facility. Generally, borrowings under the restructured credit facility will bear interest, at our option, at (i) a base rate plus 3.75% per annum or (ii) LIBOR plus 4.75% per annum. Pricing on letters of credit has increased from 50 basis points under our former $400 million credit facility and from 200 basis points under our former $900 million credit facility to approximately 475 basis points under the restructured credit facility.

   Other Items, Net. Other items, net consists of other income and expense items, net, minority interest income (expense), and accumulated distributions associated with trust preferred securities in the unaudited condensed consolidated statements of operations. Other items, net totaled $23 million in income and $31 million in expense for the three-month periods ended March 31, 2003 and 2002, respectively. The change in these amounts primarily represents increases in minority interest income in the 2003 period.

   Income Tax Provision. We reported an income tax provision of $50 million for the quarter ended March 31, 2003, compared to an income tax provision of $7 million for the 2002 period. The 2003 effective rate of 37 percent was increased from statutory rates primarily as a result of state income taxes. The tax benefit in the 2002 period resulted from the combination of book income and losses in jurisdictions with varying tax rates and the realization of permanent differences.

   Discontinued Operations. Discontinued operations primarily include Northern Natural Gas, our U.K. natural gas storage assets and our U.K. marketing business. The first quarter 2003 loss is comprised of $10 million in after-tax losses on operations of U.K. CRM. The first quarter 2002 income is comprised of $27 million in after-tax income from Northern Natural Gas and $5 million in after-tax income from the U.K. natural gas storage assets, offset by $10 million in after-tax losses associated with U.K. CRM.

   Cumulative Effect of Change in Accounting Principle. As described in Note 1 to the unaudited condensed consolidated financial statements, we reflected the rescission of EITF Issue No. 98-10 effective January 1, 2003 as a cumulative effect of change in accounting principle. The net impact was an after-tax benefit of $21 million. We also adopted SFAS No. 143 effective January 1, 2003 and recognized an after-tax benefit of $36 million associated with its implementation. Our adoption of SFAS No. 142 effective January 1, 2002 had no impact on net income.

Segment Disclosures

   Non-GAAP Financial Measures. Management uses Earnings Before Interest and Taxes, or "EBIT," as one measure of financial performance of our business segments. EBIT is a non-GAAP financial measure and consists of operating income, earnings from unconsolidated investments, other income and expense, net, minority interest income (expense) and accumulated distributions associated with trust preferred securities. EBIT does not include, among other things, interest expense, income taxes and the cumulative effect of a change in accounting principle, each of which is evaluated on a consolidated level. We use EBIT to combine operating income with earnings from unconsolidated investments because such earnings can be significant, particularly in our GEN segment. In addition, because we do not allocate interest expense and income taxes by segment, we believe that EBIT is a useful measurement of our segment performance for investors. It also provides additional information with respect to the performance of our underlying assets, including those owned by joint ventures. Management also believes that debt-holders frequently use EBIT to analyze operating performance and debt service capacity. EBIT should not be considered an alternative to, or more meaningful than, net income or cash flows from operations as determined in accordance with GAAP. Our segment EBIT may not be comparable to similarly titled measures used by other companies.

                               Power Generation

                                                          Three Months
                                                         Ended March 31,
                                                         --------------------
                                                          2003       2002
                                                           ------    ------
                                                         (in millions, except
                                                         operating statistics)
         Total Operating Income......................... $   83     $   61
         Earnings from Unconsolidated Investments.......     38         24
         Other Items, Net...............................      3        (14)
                                                           ------    ------
         Earnings Before Interest and Taxes............. $  124     $   71
                                                           ======    ======

         Operating Statistics:
         Million Megawatt Hours Generated--Gross........   11.4        9.5
         Million Megawatt Hours Generated--Net..........   10.9        8.5
         Average Natural Gas Price--Henry Hub ($/MMbtu). $ 6.30     $ 2.52
         Average On-Peak Market Power Prices ($/MW hour)
            Cinergy..................................... $50.64     $21.95
            Commonwealth Edison.........................  47.98      21.76
            Southern....................................  48.80      22.25
            New York--Zone G............................  75.88      32.23
            ERCOT.......................................  56.29      21.76

Three-Month Periods Ended March 31, 2003 and 2002

   GEN reported EBIT of $124 million for the three-month period ended March 31, 2003 compared to $71 million for the same period in 2002. EBIT consists of the following amounts reported by GEN for the periods presented: operating income of $83 million and $61 million, respectively; earnings from unconsolidated investments of $38 million and $24 million, respectively; and other items, net of $3 million and $(14) million, respectively. This segment's results for the first quarter 2003 reflected higher power prices and limited excess generation capacity in selected markets we serve. Demand for power was higher in the Midwest and Northeast regions given colder than expected weather conditions and less capacity due to periodic outages at other generation facilities. Net MW hours generated were 5.5 million and 1.4 million in the first quarter 2003 versus 4.3 million and 0.8 million in the first quarter 2002 in the Midwest and Northeast, respectively. Due to the increase in demand period-to-period, average on-peak prices increased 120% and 135% in the Midwest and Northeast, respectively. As a result of the increased demand and higher prices, we delayed routine operating maintenance at four of our facilities. These delays did not negatively impact the safety of our operations. Our first quarter 2003 results were positively impacted by the operation of these facilities, which we expect to temporarily shut down in the second quarter 2003 in order to perform the necessary maintenance.

   GEN's reported operating income also includes $14 million of income related to transactions which are recorded on a mark-to-market basis, as these forward sales did not meet the criteria for hedge accounting under SFAS No. 133. Additionally, we recognized earnings of $29 million in the first quarter 2003 related to our equity investment in West Coast Power. West Coast Power's earnings increased 97% from the first quarter 2002 due to higher sales under its contract with the CDWR. Weather-driven demand in the west region of the United States caused the CDWR to purchase more capacity from West Coast Power under the terms of the parties' contract, which permits the CDWR to reserve specified levels of on-peak and off-peak capacity in excess of those levels that are the subject of a firm commitment. Please read "Item 1. Business--Segment Discussion--Power Generation" beginning on page 4 of the Form 10-K for further discussion of the West Coast Power contract and the ongoing legal challenges relating thereto.

   Operating income for the three-month period ended March 31, 2002 reflects the sale to our CRM segment of the fair value of GEN's generation capacity, forward sales and related trading positions at an internally determined transfer price. For the three-month period ended March 31, 2003, operating income for the GEN segment reflects the sale of power to third parties at market prices. Please take into account these differences when attempting to compare the first quarter results for 2002 and 2003. Please see Note 10 to the accompanying unaudited condensed consolidated financial statements for further discussion regarding the comparability of these results.

   Net electric power produced and sold was 10.9 million MW hours for the first quarter 2003, which represented a 28 percent increase over 2002, primarily as a result of favorable weather conditions.

Power Generation Outlook

   We expect that this segment's future financial results will continue to reflect a sensitivity to power prices, weather and other factors affecting generation demand, natural gas and other fuel prices (including, to a lesser extent, the "spark spread," or price differential between natural gas and power), and terms of contracts for contracted generation. We believe that our generation fleet's fuel diversity will help mitigate the extent to which this segment's future results are affected by changes in the spark spread. We also expect that this business will continue its efforts to manage its price risk through the optimization of fuel procurement and the marketing of power generated from its assets. As part of our strategy of commercially optimizing our assets, including agency and energy management agreements to which we are a party, we enter into financial and other transactions, including forward hedge activities, relating to our generating capacity. This segment's sensitivity to prices and our ability to manage this sensitivity is subject to a number of factors, including general market liquidity, our ability to provide necessary collateral support and the willingness of counterparties to transact business with us given our non-investment grade credit ratings. Other factors that could affect the prices at which transactions can be consummated and this segment's results of operations include transmission constraints, or the lack thereof, and governmental actions, excess generation capacity or supply shortages in the markets we serve. Please see "Item 1. Business--Segment Discussion--Power Generation" beginning on page 4 of the Form 10-K for a discussion of the effects of competition on this segment's future results of operations.

   Any events that negatively impact this segment's significant long-term power sales agreements could likewise affect its future results of operations. For example, equity earnings from West Coast Power are primarily derived from West Coast Power's long-term power sales contract with the CDWR. That contract, which runs through December 31, 2004, is the subject of various legal challenges. The success of any such challenges could negatively impact this segment's equity earnings from West Coast Power and, accordingly, results of operations for the periods affected.

                              Natural Gas Liquids

                                                      Three Months Ended
                                                        March 31,
                                                      ------------------
                                                        2003         2002
                                                      ------       ------
                                                      (in millions, except
                                                      operating statistics)
            Operating Income:
               Upstream.............................. $   29       $   12
               Downstream............................     22           28
                                                       ------       ------
                   Total Operating Income............     51           40
            Earnings from Unconsolidated Investments.      3            4
            Other Items, Net.........................     (5)           1
                                                       ------       ------
            Earnings Before Interest and Taxes....... $   49       $   45
                                                       ======       ======

            Operating Statistics:
            Natural Gas Processing Volumes (MBbls/d):
               Field Plants..........................   56.0         55.9
               Straddle Plants.......................   26.8         36.2
                                                       ------       ------
            Total Natural Gas Processing Volumes.....   82.8         92.1
                                                       ------       ------

            Fractionation Volumes (MBbls/d)..........  175.5        204.6
            Natural Gas Liquids Sold (MBbls/d).......  364.3        609.5
            Average Commodity Prices:
               Crude Oil--WTI ($/Bbl)................ $34.43       $20.55
               Natural Gas Liquids ($/Gal)........... $ 0.62       $ 0.32
               Fractionation Spread ($/MMBtu)........ $ 0.38       $ 1.30

Three-Month Periods Ended March 31, 2003 and 2002

   NGL reported EBIT of $49 million for the three-month period ended March 31, 2003 compared to $45 million for the same period in 2002. EBIT consists of the following amounts reported by NGL for the periods presented: operating income of $51 million and $40 million, respectively; earnings from unconsolidated investments of $3 million and $4 million, respectively; and other items, net of $(5) million and $1 million, respectively. Upstream operating income increased period-over-period primarily as a result of higher natural gas and natural gas liquids prices, which caused significantly increased processing plant margins. Total volumes of liquids produced at our field plants were at prior year levels even though the extremely low fractionation spread led us to reject ethane at field plants with keep-whole and wellhead purchase contracts. Increased production in our North Texas area offset the reduced ethane recovery and allowed our natural gas liquids production to remain at prior year levels. Our straddle plant volumes were much lower period-to-period because of the low fractionation spread, which resulted in our decision to by-pass unprofitable gas or to shut-down plants that are subject to fractionation spread risk.

   In our downstream business, volumes available for fractionation declined 14 percent period-to-period as a direct result of the reduced liquids recovery from both our own and from third-party gas processing plants.

Additional factors adversely affecting the volumes fractionated include the willingness of our competitors to reduce fractionation fees below levels acceptable to us, expiration of some long-term fractionation agreements and customer concerns relating to our liquidity and non-investment grade credit. In our wholesale marketing operations, profits were higher due to margin increases resulting from weather-driven propane sales and increases in the volumes sold in our northeast and southeast regions. Higher liquids prices on our percentage of netback contracts with our refinery services customers increased margins from our refinery services business. Natural gas liquids marketing results declined from prior period levels as a result of reduced overall market liquidity and customer concerns relating to our liquidity and non-investment grade credit. Our marketed volumes declined from approximately 610,000 barrels per day to approximately 365,000 barrels per day due to reduced domestic marketing opportunities and the divestiture of our global liquids business, effective January 1, 2003. The global liquids business sold an average of 110,000 barrels per day in the first quarter of 2002.

NGL Outlook

   There has been a sharp decline in crude oil prices since March 31, 2003, while domestic natural gas prices remain strong. This relationship of lower crude oil and strong natural gas prices will continue to depress fractionation spreads and lead to reduced liquids production at both our own and third-party natural gas processing plants that are exposed to wellhead purchase and keep-whole processing contracts. The result will be a continued reduction in the natural gas liquids that supply our fractionation, storage and distribution infrastructure. Industry-wide propane inventories remain at historically low levels. These factors, reduced natural gas liquids production and low industry-wide propane inventories should cause propane prices to increase enough to attract sufficient imports and/or increased domestic liquids production to meet petrochemical feedstock demand and the required accumulation of propane inventory for the 2003-2004 winter season. We are beginning to see increased interest in propane imports at our Galena Park marine facility.

   Drilling rig rates for natural gas throughout our core processing areas in New Mexico, West Texas, North Texas and offshore Louisiana continue to increase, consistent with natural gas prices in the $4.00-5.00 per MMBtu range.

   Despite operational challenges caused by our non-investment grade credit ratings and a lack of market liquidity, NGL was able to meet its contractual obligations in its wholesale marketing business during the first quarter 2003. Despite significant competition, customers generally are choosing to renew their contracts with us as they reach their current term. While we have not experienced significant turnover in customer contracts as a result of our non-investment grade credit ratings, we have been required to provide collateral or other adequate assurance of our obligations under the renewed contracts.

                           Customer Risk Management

                                                        Three Months Ended
                                                        March 31,
                                                        -----------------
                                                        2003     2002
                                                        ----     ----
                                                        (in millions)
              Operating Income (Loss).................. $38      $(60)
              Earnings from Unconsolidated Investments.  11         3
              Other Items, Net.........................  26       (18)
                                                        ---        ----
              Earnings (Loss) Before Interest and Taxes $75      $(75)
                                                        ===        ====

Three-Month Periods ended March 31, 2003 and 2002

   CRM reported EBIT of $75 million for the three-month period ended March 31, 2003 compared to $(75) million for the same period in 2002. EBIT consists of the following amounts reported by CRM for the periods presented: operating income (loss) of $38 million and $(60) million respectively; earnings from unconsolidated investments of $11 million and $3 million, respectively; and other items, net, representing earnings of $26 million and losses of $18 million, respectively. Results associated with this business benefited primarily from sales of natural gas in storage that had previously been recorded at fair value (see Note 1 to the unaudited condensed consolidated financial statements for additional details), gains in value of our remaining marketing and trading portfolio and equity earnings from our Nicor Energy joint venture. The increase in other items, net was primarily associated with an increase in minority interest income.

   The results of operations for the three-month period ended March 31, 2003 reflect the wind-down of the third-party marketing and trade business. During the three-month period ended March 31, 2002, the CRM segment was actively managed as part of our ongoing strategy and its results included, in part, settlement with third parties of physical power and other trading positions purchased from our GEN segment at an internally determined transfer price. Please see Note 10 to the accompanying unaudited condensed consolidated financial statements for further discussion.

CRM Outlook

   Our CRM business' future results of operations will be significantly impacted by our ability to execute our exit strategy. We are actively pursuing opportunities to assign or renegotiate the terms of many of our contractual obligations related to this business, particularly some of our power tolling arrangements. In April 2003, we reached an agreement in principle with Southern to terminate three power tolling arrangements among Dynegy, Southern and our respective affiliates covering an aggregate of 1,100 MW. Under the terms of the agreement, which is subject to definitive documentation, we will pay Southern $155 million to terminate two of these arrangements effective May 30, 2003 and the third such arrangement effective October 31, 2003. The termination will result in $96 million of collateral being returned to us and will eliminate our obligation to make $1.7 billion in payments to Southern over the next 30 years. We anticipate we will close the transaction in May 2003.

   The Southern contracts represent three of our eight remaining tolling arrangements with power plant owners, or approximately one-third of the total in terms of MW contracted. If we are unsuccessful in our efforts to renegotiate or terminate the remaining five power tolling arrangements to which we remain a party, we would be required to pay an aggregate amount of approximately $2 billion in capacity payments under the related agreements through 2014. After applying a LIBOR-based discount rate, the total of these capacity payments approximate $1.7 billion. Our net capacity payments for the remainder of 2003 are $157 million. Even if we are successful in our efforts to renegotiate or terminate some of these arrangements, we could incur significant expenses relating to any such renegotiation or termination

   In addition, we have posted collateral to support a substantial portion of our obligations in this business, including $121 million at May 12, 2003 posted in connection with our power tolling arrangements. Of the $121 million, $96 million relates to postings with Southern that we expect will be released as discussed above. While we have been working with various counterparties to provide mutually acceptable collateral or other adequate assurance under these contracts, we have not reached agreement with Sithe Independence and Sterlington/Quachita Power LLC regarding a mutually acceptable amount of collateral. Although we are current on all contract payments to these counterparties, we have received a notice of default from each such counterparty with regard to collateral. We are continuing to negotiate with both parties. Our annual net payments under these two arrangements approximate $67 million and $57 million, respectively, and the contracts extend through 2014 and 2012, respectively. If these counterparties were successful in pursuit of claims that we defaulted on these contracts, they could declare a termination of these contracts, which would provide for termination payments based on the mark-to-market value of the contracts.

   We generally have been successful in satisfying customer collateral requirements and have had few terminations or disputes relating to contracts in this segment. However, we are involved in litigation with some of our former counterparties relating to contract terminations with respect to which we were unable to agree on mutually acceptable collateral or other adequate assurance. There is a risk that we may be unable to agree with other counterparties on mutually acceptable forms and amounts of adequate assurance or other collateral, resulting in additional litigation and related expenses. Our ability to address these and other issues relating to collateral posted for ongoing CRM contracts could affect this business' future results of operations.

   We intend to manage actively our exit from the CRM business with the objective of maximizing the ultimate cash proceeds received and completing our exit plan in a timely and cost-effective manner. However, our failure to manage this exit successfully would negatively impact the CRM segment's results of operations.

Cash Flow Disclosures

   The following table includes data from the operating section of the unaudited condensed consolidated statements of cash flows and includes cash flows from our discontinued operations, which are disclosed on a net basis in loss on discontinued operations, net of tax, in the unaudited condensed consolidated statements of operations (in millions):

                                                       For the Three Months Ended March 31, 2003
                                                       ------------------------------------------
                                                                          Other &
                                                        GEN   NGL  CRM  Eliminations Consolidated
                                                       ----  ----  ---- ------------ ------------
Operating Cash Flows Before Changes in Working Capital $ 94  $ 81  $140    $ (83)        $232
Changes in Working Capital............................  (30)  (39)  139      (30)          40
                                                       ----  ----  ----    -----         ----
Net Cash Provided by (Used in) Operating Activities... $ 64  $ 42  $279    $(113)        $272
                                                       ----  ----  ----    -----         ----

   Operating Cash Flow. Cash flow from operating activities totaled $272 million for the three-month period ended March 31, 2003 compared to $206 million reported in the same 2002 period. Non-cash add-backs to net income were greater in the 2002 period. Changes in non-cash items from the 2002 to 2003 period included the following:

  . Earnings from unconsolidated investments, net of cash distributions, decreased by approximately $39 million. The decrease results from higher earnings in 2003 versus 2002, as described above, which results in a deduction from operating cash flows.

  . Deferred income taxes are a $45 million provision position for the three months ended March 31, 2003, compared to a provision of $17 million in the same 2002 period, producing a $28 million increased add-back; and

  . Risk management activities produced a $66 million add-back, compared to an add-back of $185 million in the 2002 period. Add-backs in both periods primarily represent net cash realized for settled contracts in excess of mark-to-market gains and losses recognized currently in income.

   Changes in working capital had a positive impact on cash flow from operations for the three-month period ended March 31, 2003. Increased receivable accruals, largely driven by price and volume increases in the GEN segment from period to period, and an increase in prepayments in the NGL segment contributed to working capital uses for the quarter ended March 31, 2003. These uses were offset by the receipt of a $110 million tax refund in March 2003 and receivable settlements in our CRM segment due to the continued winding down of this business.

   Capital Expenditures and Investing Activities. Cash provided by investing activities during the three-month period ended March 31, 2003 totaled $61 million. Capital spending of $52 million was primarily comprised of $37 million and $12 million in the GEN and NGL segments, respectively, primarily representing improvements to the existing asset base. The capital spending amount above for the GEN segment includes approximately $17 million spent on the construction of the Rolling Hills generating facility, with respect to which commercial operation is expected to begin in June 2003. Proceeds from assets sales include $20 million in proceeds from the sale of SouthStar.

   Funds used in investing activities in the first quarter of 2002 totaled $217 million. Capital expenditures of $309 million primarily relate to the construction and improvement of power generation assets and investments associated with technology infrastructure. The business acquisitions cash outflows of $20 million relate to the acquisition of Northern Natural, net of cash acquired.

   Financing Activities. Cash provided by financing activities during the three-month period ended March 31, 2003 totaled $581 million. During the three months ended March 31, 2003, we borrowed $712 million, net, under our revolving credit facilities primarily for the purpose of posting cash collateral to replace expiring letters of credit in advance of the restructuring of our credit facility. Repayments of long-term debt totaled $131 million for the three months ended March 31, 2003. Please read "--Liquidity and Capital Resources--Liquidity Uses" for further discussion.

   Net cash provided by financing activities was $260 million during the first quarter 2002. Net long-term debt proceeds consisted primarily of our February 2002 issuance of our 8.75 percent senior notes due February 2012 and proceeds from borrowings entered into by ABG Gas Supply. Repayments of long-term borrowings consisted of $11 million relating to the gas supply agreement with ABG Gas Supply. Finally, we repaid commercial paper and borrowings under revolving credit lines of $255 million.

                          RISK MANAGEMENT DISCLOSURES

   The following table provides a reconciliation of the risk-management data on the unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows (in millions):

                                                                                     As of and for the
                                                                                     Three Months Ended
                                                                                       March 31, 2003
                                                                                     ------------------
Balance Sheet Risk-Management Accounts
Fair value of portfolio at January 1, 2003..........................................       $ 358
Risk-management losses recognized through the income statement in the period, net...           1
Cash received related to contracts settled in the period, net (1)...................         (85)
Changes in fair value as a result of a change in valuation technique (2)............          --
Non-cash adjustments and other (3)..................................................        (116)
                                                                                           -----

Fair value of portfolio at March 31, 2003...........................................       $ 158
                                                                                           -----

Income Statement Reconciliation
Risk-management gains recognized through the income statement in the period, net (1)       $   1
Physical business recognized through the income statement in the period, net........         243
Non-cash adjustments and other (4)..................................................          10
                                                                                           -----

Net recognized operating income (5).................................................       $ 254
                                                                                           -----

Cash Flow Statement
Cash received related to risk-management contracts settled in the period, net (1)...       $  85
Estimated cash received related to physical business settled in the period, net.....         243
Timing and other, net (6)...........................................................          (8)
                                                                                           -----

Cash received during the period.....................................................       $ 320
                                                                                           -----

Risk Management cash flow adjustment for the three-month period ended
  March 31, 2003 (7)................................................................       $  66
                                                                                           -----

--------
(1) This amount includes cash settlements of hedging instruments, emission allowances and other non-trading amounts in addition to the cash settlement of trading contracts.

(2) Our modeling methodology has been consistently applied period over period.
(3) This amount primarily consists of approximately $97 million of risk-management assets that were removed from the risk-management accounts at January 1, 2003 in conjunction with the adoption of certain provisions of EITF Issue 02-03. This amount also includes changes in value and cash settlements associated with foreign currency and interest rate hedges.
(4) This amount consists primarily of changes in value of interest rate hedges.
(5) This amount consists primarily of GEN and CRM operating income before the deduction of Depreciation and Amortization and General and Administrative Expenses.
(6) This amount represents cash received for the settlement of fuel hedges and cash payments associated with interest rate hedges.
(7) This amount is calculated as "Cash received during the period" less "Net recognized operating income."

   Risk-Management Asset and Liability Disclosures. The following tables depict the mark-to-market value and cash flow components of our net risk-management assets and liabilities at March 31, 2003 and December 31, 2002:

             Mark-to-Market Value of Net Risk-Management Asset (1)

                          Total  2003(2) 2004 2005  2006 2007  Thereafter
                          -----  ------- ---- ----  ---- ----  ----------
                                           (in millions)
      March 31, 2003..... $ 192   $  32  $46  $ 42  $39  $(15)    $48
      December 31, 2002..   358     245   24    52   27   (24)     34
                          -----   -----  ---  ----  ---  ----     ---
      Increase (Decrease) $(166)  $(213) $22  $(10) $12  $  9     $14
                          =====   =====  ===  ====  ===  ====     ===

--------
(1) The table reflects the fair value of our risk-management asset position after deduction of time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges. The net risk-management assets at March 31, 2003 of $158 million on the unaudited condensed consolidated balance sheets include the $192 million herein as well as hedging instruments.
(2) Amounts represent April 1 to December 31, 2003 values in the March 31, 2003 row and January 1 to December 31, 2003 values in the December 31, 2002 row.

   The decreases in the Net Risk-Management Asset and Liabilities were impacted most significantly by the adoption of EITF Issue 02-03 (which resulted in a decrease of approximately $97 million) and the settlement of the U.K. marketing and trading portfolio (which resulted in a decrease of approximately $94 million).

               Cash Flow Components of Net Risk-Management Asset

                    Three Months Nine Months
                       Ended        Ended
                     March 31,   December 31,   Total
                        2003         2003       2003    2004 2005  2006 2007  Thereafter
                    ------------ ------------ -----     ---- ----  ---- ----  ----------
                                                (in millions)
March 31, 2003 (1).     $84          $39      $ 123     $66  $ 41  $42  $(21)   $  66 (2)
December 31, 2002..                             254      43    57   36   (15)     599
                                              -----     ---  ----  ---  ----    -----
Increase (Decrease)                           $(131)(3) $23  $(16) $ 6  $ (6)   $(533)(2)
                                              =====     ===  ====  ===  ====    =====

--------
(1) The cash flow values for 2003 reflect realized cash flows for the three months ended March 31, 2003 and anticipated undiscounted cash inflows and outflows by contract based on tenor of individual contract position for the remaining periods. These anticipated undiscounted cash flows have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges.

(2) Significant decrease is primarily the result of the implementation of EITF Issue 02-03 on January 1, 2003. This required all of our power tolling arrangements, some of which were previously accounted for on a mark-to-market basis, to be recorded on an accrual basis. Therefore, the cash flows associated with the power tolling arrangements have been excluded from the amounts reported as of March 31, 2003.
(3) This amount includes approximately $97 million of risk-management assets that were removed from the risk-management accounts at January 1, 2003 in conjunction with the adoption of certain provisions of EITF Issue 02-03.

   The following table provides an assessment of net contract values by year based on our valuation methodology.

                  Net Fair Value of Risk-Management Portfolio

                                             Total 2003 2004 2005  2006  2007  Thereafter
                                             ----- ---- ---- ----  ----  ----  ----------
                                                            (in millions)
Market Quotations (1)....................... $ 41  $32  $46  $(13) $(19) $(19)    $14
Other External Sources (2)..................  109   --   --    52    57    --      --
                                             ----  ---  ---  ----  ----  ----     ---
Market Quotations and Other External Sources  150   32   46    39    38   (19)     14
Prices Based on Models (3)..................   42   --   --     3     1     4      34
                                             ----  ---  ---  ----  ----  ----     ---
Total....................................... $192  $32  $46  $ 42  $ 39  $(15)    $48
                                             ====  ===  ===  ====  ====  ====     ===

--------
(1) Prices obtained from actively traded, liquid markets for commodities other than natural gas positions. All natural gas positions for all periods are contained in this line based on available market quotations.
(2) Mid-term prices validated against industry posted prices.
(3) See discussion of our use of long-term models in "Critical Accounting Policies" beginning on page 59 of the Form 10-K.

           UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

   This Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements" under applicable SEC rules and regulations. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

  .   Projected operating or financial results;

  .   Expectations regarding capital expenditures and other payments;

  . Our beliefs and assumptions relating to our liquidity position, including our ability to satisfy or refinance our obligations as they come due;

  . Our ability to compete effectively for market share with industry participants;

  . Beliefs about the outcome of legal and administrative proceedings, including matters involving the western power and natural gas markets, shareholder claims against Dynegy Inc. and environmental matters as well as the investigations primarily relating to Project Alpha and our past trading practices; and

  . Our ability to complete our exit from third-party risk-management aspects of the marketing and trading business and costs associated with this exit.

   Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties, including the following:

  . The timing and extent of changes in commodity prices for energy, particularly power, natural gas and the spark spread between power and natural gas prices;

  .   The effects of competition in our asset-based business lines;

  . The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, and our financial condition, including our ability to satisfy our significant debt maturities;

  . Developments in the western power and natural gas markets, including, but not limited to, governmental intervention, deterioration in the financial condition of our counterparties, default on receivables due and adverse results in current or future investigations or litigation;

  . The effectiveness of our risk-management policies and procedures and the ability of our counterparties to satisfy their financial commitments;

  . The liquidity and competitiveness of wholesale markets for energy commodities, particularly natural gas, electricity and NGLs;

  . Operational factors affecting the start up or ongoing commercial operations of our power generation, natural gas, and natural gas liquids, including catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled outages or repairs, unanticipated changes in fuel costs or availability of fuel emission credits, the unavailability of gas transportation, the unavailability of electric transmission service or workforce issues;

  . Increased interest expense and the other effects of our restructured credit facilities, including the security arrangements and restrictive covenants contained therein;

  . Counterparties' collateral demands and other factors affecting our liquidity position and financial condition;

  . Our ability to generate sustainable earnings and cash flow from our assets and businesses;

  . The direct or indirect effects on our business of any changes in our credit ratings (or actions we may take in response to changing credit ratings criteria), including refusal by counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms that are considered favorable;

  . Cost and other effects of legal and administrative proceedings, settlements, investigations and claims, including legal proceedings related to the western power and natural gas markets, shareholder claims against Dynegy Inc., claims arising out of the CRM business and environmental liabilities that may not be covered by indemnity or insurance, as well as the FERC, U.S. Attorney and other similar investigations primarily surrounding Project Alpha and our past trading practices;

  . Other North American regulatory or legislative developments that affect the regulation of the electric utility industry, the demand and pricing for energy generally, increase the environmental compliance cost for our facilities or impose liabilities on the owners of such facilities; and

  . General political conditions and developments in the United States and in foreign countries whose affairs affect our lines of business, particularly commodity prices, including any extended period of war or conflict.

   Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.

   All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this quarterly report.

                       RECENT ACCOUNTING PRONOUNCEMENTS

   See Note 1 to the unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements affecting us. Specifically, we adopted the net presentation provisions of EITF Issue 02-03 in the third quarter 2002, and we adopted the provision within EITF Issue 02-03 that rescinds EITF Issue No. 98-10 effective January 1, 2003. We also adopted SFAS No. 143 effective January 1, 2003.

                         CRITICAL ACCOUNTING POLICIES

   Please read "Critical Accounting Policies" beginning on page 59 of the Form 10-K for a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of the Form 10-K.

Item 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Value at Risk ("VaR"). The following table sets forth the aggregate daily VaR of the mark-to-market portion of Dynegy's risk-management portfolio primarily associated with the WEN and CRM segments.

              Daily and Average VaR for Risk-Management Portfolio

                                                                  March 31, December 31,
                                                                    2003        2002
                                                                  --------- ------------
                                                                      (in millions)
One Day VaR--95% Confidence Level................................    $ 8        $  8
                                                                     ---        ----
One Day VaR--99% Confidence Level................................    $11        $ 11
                                                                     ---        ----
Average VaR for the Year-to-Date Period--95% Confidence Level (1)    $ 8         N/A
                                                                     ---        ----

--------
(1) Average VaR is not available for 2002 due to the restatement of historical results.

   Credit Risk. The following table represents our credit exposure at March 31, 2003 associated with the mark-to-market portion of our risk-management portfolio, as well as power tolling arrangements, netted by counterparty (in millions):

                            Credit Exposure Summary

                                       Investment   Non-Investment
                                      Grade Quality Grade Quality  Total
                                      ------------- -------------- ------
      Type of Business:
      Financial Institutions.........     $154           $ --      $  154
      Commercial/Industrial/End Users      143            120         263
      Utility and Power Generators...      388            250         638
      Oil and Gas Producers..........       61             12          73
      Other..........................        9             --           9
                                          ----           ----      ------
         Total.......................     $755           $382      $1,137
                                          ====           ====      ======

   Interest Rate Risk.  The following table sets forth the daily and average
VaR associated with the interest rate component of the risk-management portfolio. We seek to manage our interest rate exposure through application of various hedging strategies. Hedging instruments executed to mitigate such interest rate exposure in the risk-management portfolio are included in the VaR as of March 31, 2003 and December 31, 2002 and are reflected in the table below.

   Daily and Average VaR on Interest Component of Risk-Management Portfolio

                                                                  March 31, December 31,
                                                                    2003        2002
                                                                  --------- ------------
                                                                      (in millions)
One Day VaR--95% Confidence Level................................   $1.2        $2.5
                                                                    ----        ----
Average VaR for the Year-to-Date Period--95% Confidence Level (1)   $2.3         N/A
                                                                    ----        ----

--------
(1) Average VaR is not available for 2002 due to the restatement of historical results.

   The decrease in One Day VaR is due to the wind down of the CRM business.

   In addition to the risk-management portfolio, the Company is exposed to fluctuating interest rates as it relates to other variable rate financial obligations. Based on sensitivity analysis as of March 31, 2003, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or (lower)) over the twelve months ended March 31, 2004 would (decrease) increase income before taxes by approximately $19 million. Hedging instruments executed to mitigate such interest rate exposure are included in the sensitivity analysis.

   Foreign Currency Exchange Rate Risk. The following table sets forth the daily and average foreign currency exchange VaR. Hedging instruments executed to mitigate such foreign currency exchange exposure are included in the VaR as of March 31, 2003 and December 31, 2002 and are reflected in the table below.

                Daily and Average Foreign Currency Exchange VaR

                                                              March 31, December 31,
                                                                2003        2002
                                                              --------- ------------
                                                                  (in millions)
One Day VaR--95% Confidence Level............................   $0.2        $0.4
                                                                ----        ----
Average VaR for the Year-to-Date Period--95% Confidence Level   $0.3        $2.9
                                                                ----        ----

   The decrease in One Day and Average VaR is due to the significant reduction in foreign activities in first quarter 2003.

   Derivative Contracts. The absolute notional financial contract amounts associated with our commodity risk-management, interest rate and foreign currency exchange contracts were as follows at March 31, 2003 and December 31, 2002, respectively:

                      Absolute Notional Contract Amounts

                                                                     March 31, December 31,
                                                                       2003        2002
                                                                     --------- ------------
Natural Gas (Trillion Cubic Feet)...................................    4.944      7.910
Electricity (Million Megawatt Hours)................................   21.867     64.563
Natural Gas Liquids (Million Barrels)...............................    0.180      0.265
Fair Value Hedge Interest Rate Swaps (In Millions of U.S. Dollars)..  $   306    $   601
   Fixed Interest Rate Received on Swaps (Percent)..................    5.265      5.616
Cash Flow Hedge Interest Rate Swaps (in Millions of U.S. Dollars)...  $   905    $ 1,566
   Fixed Interest Rate Paid on Swaps (Percent)......................    3.081      2.824
Interest Rate Risk-Management Contract (In Millions of U.S. Dollars)  $   558    $ 1,001
   Fixed Interest Rate Paid (Percent)...............................    5.951      5.530

Item 4--CONTROLS AND PROCEDURES

   Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of our management and the management of Dynegy Inc., including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the consolidated enterprise's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). This evaluation included consideration of the establishment of a disclosure committee and the various processes that were carried out under the direction of this committee in an effort to ensure that information required to be disclosed in the consolidated enterprise's SEC reports, including ours, is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also included consideration of the consolidated enterprise's internal controls and procedures for the preparation of consolidated financial statements. While internal control weaknesses were identified, which are discussed below, this evaluation indicated that these weaknesses did not impair the effectiveness of the overall disclosure controls and procedures applied throughout the enterprise.

   Reference is made to "Item 14. Controls and Procedures" beginning on page 72 of the Form 10-K. In that section, we indicated that in evaluating these internal controls in connection with the preparation of the Form 10-K two reportable conditions were identified that were considered to be "material weaknesses" under applicable accounting standards. The first such condition related to the fact that inappropriate persons within our organization had access to record or revise entries in our accounting software system. The second such condition related to the process whereby accrued estimates of volumes bought, sold, transported and stored in our natural gas marketing business were reconciled to the actual volumes. We also identified the measures taken toward remedying these conditions, as well as other initiatives being implemented with respect to these internal controls generally.

   During the most recent evaluation undertaken in connection with the preparation of this quarterly report, no additional reportable conditions were discovered with respect to internal controls. Regarding the previous identified access condition, we are continuing to develop a technical solution to ensure that such access is limited to appropriate personnel, and we expect to begin the implementation of this solution in the second quarter 2003. In the interim, in addition to the strengthening of our monitoring policy as described in the Form 10-K, we have modified the security settings where appropriate in an effort to ensure that unauthorized individuals are prohibited from recording or revising entries.

                             DYNEGY HOLDINGS INC.

                          PART II.  OTHER INFORMATION

Item 1--LEGAL PROCEEDINGS

   See Note 8 to the accompanying unaudited condensed consolidated financial statements for discussion of material developments in our material legal proceedings since the filing of our Form 10-K.

Item 6--EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following documents are included as exhibits to this Form 10-Q:


*99.1 Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

--------
* Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as "accompanying" this report and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

   (b) Reports on Form 8-K of Dynegy Holdings Inc. filed during the first quarter 2003:

       1. We filed a Current Report on Form 8-K on January 8, 2003. Items 7 and 9 were reported and no financial statements were filed.
       2. We filed a Current Report on Form 8-K on January 21, 2003. Items 5 and 7 were reported and no financial statements were filed.
       3. We filed a Current Report on Form 8-K on January 31, 2003. Items 7 and 9 were reported and no financial statements were filed.

                             DYNEGY HOLDINGS INC.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                    DYNEGY HOLDINGS INC.
Date:  May 15, 2003                                                                   /s/   NICK J. CARUSO
                                                                           By: ----------------------------------
                                                                                         Nick J. Caruso
                                                                               Executive Vice President and Chief
                                                                                       Financial Officer
                                                                                  (Duly Authorized Officer and
                                                                                  Principal Financial Officer)

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


Date: May 15, 2003                                                           By:      /s/  BRUCE A. WILLIAMSON
                                                                                 ----------------------------------
                                                                                        Bruce A. Williamson
                                                                                      Chief Executive Officer

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


Date: May 15, 2003                                                           By:        /s/  NICK J. CARUSO
                                                                                 ----------------------------------
                                                                                           Nick J. Caruso
                                                                                    Executive Vice President and
                                                                                      Chief Financial Officer