Form 10-Q
period 2004-03-31
DYNEGY HOLDINGS INC
filed 2004-05-11
CIK 1105055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

DYNEGY HOLDINGS INC.

DEFINITIONS

As used in this Form 10-Q, the abbreviations listed below have the following meanings:

ARO	Asset retirement obligation.
Bbtu/d	Billions of British thermal units per day.
Cal ISO	The California Independent System Operator.
Cal PX	The California Power Exchange.
CDWR	California Department of Water Resources.
CFTC	Commodity Futures Trading Commission.
CPUC	California Public Utilities Commission.
CRM	Our customer risk management business segment.
$/Bbl	Dollars per barrel.
$/Gal	Dollars per gallon.
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services.
DPM	Dynegy Power Marketing Inc.
Dynegy	Dynegy Inc., our parent company, together with its subsidiaries.
EITF	Emerging Issues Task Force.
EPA	Environmental Protection Agency.
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
FIN	FASB Interpretation.
Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004.
GAAP	Accounting principles generally accepted in the United States of America.
GEN	Our power generation business segment.
Illinois Power	Illinois Power Company.
ICC	Illinois Commerce Commission.
LNG	Liquefied natural gas.
MBbls/d	Thousands of barrels per day.
MMBtu	Millions of British thermal units.
MMCFD	Million cubic feet per day.
MW	Megawatt.
MWh	Megawatt hour.
NGL	Our natural gas liquids business segment.
NOV	Notice of Violation.
SEC	U.S. Securities and Exchange Commission.
SFAS	Statement of Financial Accounting Standards.
SPE	Special Purpose Entity.
VaR	Value at Risk.
VIE	Variable Interest Entity.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$296	$328
Accounts receivable, net of allowance for doubtful accounts of $161 and $174, respectively	713	806
Accounts receivable, affiliates	10	25
Inventory	163	194
Assets from risk-management activities	942	818
Prepayments and other current assets	342	324

Total Current Assets	2,466	2,495

Property, Plant and Equipment	7,710	7,691
Accumulated depreciation	(1,468)	(1,389)

Property, Plant and Equipment, Net	6,242	6,302
Other Assets
Unconsolidated investments	581	577
Assets from risk-management activities	680	629
Goodwill	15	15
Deferred income taxes	117	106
Other long-term assets	167	156

Total Assets	$10,268	$10,280

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$541	$631
Accounts payable, affiliates	151	195
Accrued liabilities and other current liabilities	384	415
Liabilities from risk-management activities	1,017	838
Notes payable and current portion of long-term debt	80	79
Current portion of long-term debt to affiliates	74	71

Total Current Liabilities	2,247	2,229

Long-term debt	3,441	3,464
Long-term debt to affiliates	200	200

Long-Term Debt	3,641	3,664
Other Liabilities
Liabilities from risk-management activities	792	746
Other long-term liabilities	486	499

Total Liabilities	7,166	7,138

Minority Interest	121	121
Commitments and Contingencies (Note 8)
Stockholder’s Equity
Additional paid-in capital	2,419	2,419
Accumulated other comprehensive income (loss), net of tax	(28)	33
Accumulated deficit	(442)	(463)
Stockholder’s equity	1,032	1,032

Total Stockholder’s Equity	2,981	3,021

Total Liabilities and Stockholder’s Equity	$10,268	$10,280

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three Months Ended March 31,
	2004	2003
Revenues	$1,327	$1,541
Cost of sales, exclusive of depreciation shown separately below	(1,150)	(1,277)
Depreciation and amortization expense	(78)	(84)
Impairment and other charges	(10)	7
Gain on sale of assets	17	1
General and administrative expenses	(53)	(59)

Operating income	53	129
Earnings from unconsolidated investments	39	52
Interest expense	(88)	(68)
Other income and expense, net	13	10
Minority interest income (expense)	(2)	17
Accumulated distributions associated with trust preferred securities	—	(4)

Income from continuing operations before income taxes	15	136
Income tax expense	(6)	(50)

Income from continuing operations	9	86
Income (loss) on discontinued operations, net of taxes (Note 2)	12	(10)

Income before cumulative effect of change in accounting principles	21	76
Cumulative effect of change in accounting principles, net of taxes (Note 1)	—	57

Net income	$21	$133

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21	$133
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	84	93
Impairment and other charges	10	—
Earnings from unconsolidated investments, net of cash distributions	(4)	(41)
Risk-management activities	(24)	66
Gain on sale of assets	(17)	(1)
Deferred income taxes	11	45
Cumulative effect of change in accounting principles (Note 1)	—	(57)
Other	(18)	(6)
Changes in working capital:
Accounts receivable	100	917
Inventory	37	139
Prepayments and other assets	(23)	215
Accounts payable and accrued liabilities	(125)	(1,182)
Changes in non-current assets and liabilities, net	(13)	(49)

Net cash provided by operating activities	39	272

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25)	(52)
Proceeds from asset sales, net	17	20
Affiliate transactions	(40)	93

Net cash provided by (used in) investing activities	(48)	61

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	(19)	(131)
Net cash flow from commercial paper and revolving lines of credit	—	712
Other financing, net	(3)	—

Net cash provided by (used in) financing activities	(22)	581

Effect of exchange rate changes on cash	(1)	(6)
Net increase (decrease) in cash and cash equivalents	(32)	908
Cash and cash equivalents, beginning of period	328	633

Cash and cash equivalents, end of period	$296	$1,541

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in millions)

	Three Months Ended March 31,
	2004	2003
Net income	$21	$133
Cash flow hedging activities, net:
Unrealized mark-to-market gains (losses) arising during period, net	(59)	12
Reclassification of mark-to-market (gains) losses to earnings, net	12	(19)

Changes in cash flow hedging activities, net (net of tax benefit of $28 and $4, respectively)	(47)	(7)
Foreign currency translation adjustments	(14)	7

Other comprehensive loss, net of tax	(61)	—

Comprehensive income (loss)	$(40)	$133

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

Note 1—Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our Form 10-K.

The unaudited condensed consolidated financial statements contained in this report include all material adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. Interim period results are not necessarily indicative of the results for the full year. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our reported financial position and results of operations. These estimates and assumptions also impact the nature and extent of disclosure, if any, of our contingent liabilities. We review significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such estimates are made. Adjustments made with respect to the use of these estimates often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in (1) developing fair value assumptions, including estimates of future cash flows and discounts rates, (2) analyzing tangible and intangible assets for possible impairment, (3) estimating the useful lives of our assets, (4) assessing future tax exposure and the realization of tax assets and (5) determining amounts to accrue for contingencies. Actual results could differ materially from any such estimates. Certain reclassifications have been made to prior period amounts in order to conform to current year presentation.

Accounting Principles Adopted

EITF Issue 02-03.     In October 2002, the EITF rescinded EITF Issue 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” which previously required use of mark-to-market accounting for our energy trading contracts. While the rescission of EITF Issue 98-10 reduced the number of contracts accounted for on a mark-to-market basis, it did not eliminate mark-to-market accounting. All derivative contracts that either do not qualify, or are not designated, as hedges or as normal purchases or sales, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, continue to be marked-to-market in accordance with SFAS No. 133. Any earnings or losses previously recognized under EITF Issue 98-10 that would not have been recognized under SFAS No. 133 were reversed in 2003 pursuant to adopting the provisions of EITF Issue 02-03. The cumulative effect of this change in accounting principle resulted in after-tax earnings of $21 million in the first quarter 2003 and comprised the following items that are no longer required to be recorded using mark-to-market accounting (in millions):

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

Removal of net risk-management assets representing the value of natural gas storage contracts	$(176)
Removal of other net risk-management assets	(24)
Removal of net risk-management liabilities representing the value of power tolling arrangements	103

Net change in risk-management assets and liabilities	(97)
Addition of inventory previously included in risk-management assets(1)	130

Pre-tax gain recorded from change in accounting principle	33
Income tax provision	(12)

After-tax gain recorded in the unaudited condensed consolidated statements of operations	$21

(1)	A substantial portion of this natural gas inventory was sold during the three months ended March 31, 2003, with the remainder being sold in the second quarter 2003.

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

As part of the transition adjustment in adopting SFAS No. 143, existing environmental liabilities in the amount of $73 million were reversed in the first quarter 2003. The fair value of the remediation costs estimated to be incurred upon retirement of the respective assets is included in the ARO and was recorded upon adoption of SFAS No. 143. Since the previously accrued liabilities exceeded the fair value of the future retirement obligations, the impact of adopting SFAS No. 143 was an increase in earnings, net of tax, of $36 million in the first quarter 2003, which is included in cumulative effect of change in accounting principles in the unaudited condensed consolidated statements of operations. In addition to these liabilities, we also have potential retirement obligations for dismantlement of power generation facilities, a fractionation facility and natural gas storage facilities. Our current intent is to maintain these facilities in a manner such that they will be operated indefinitely. As such, we cannot estimate any potential retirement obligations associated with these assets. Liabilities will be recorded in accordance with SFAS No. 143 at the time we are able to estimate any new AROs.

At January 1, 2004, our ARO liabilities were $30 million for our GEN segment and $10 million for our NGL segment. These retirement obligations related to activities such as ash pond and landfill capping, closure and post-closure costs, environmental testing, remediation, monitoring and land lease obligations. During the three-month periods ended March 31, 2004 and 2003, accretion expense recognized for the fair value for all of our ARO liabilities totaled approximately $1 million and $1 million, respectively. There were no additional AROs recorded or settled, nor were there any revisions to estimated cash flows associated with existing AROs, during the three-month periods ended March 31, 2004 and 2003. At March 31, 2004, our aggregate ARO liability was $41 million.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

SFAS No. 148.     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition (prospective, modified prospective or retroactive) for entities that voluntarily change to the fair value-based method of accounting for stock-based employee compensation in a fiscal year beginning before December 16, 2003. SFAS No. 148 requires prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Although we do not grant stock options to our employees, these employees do participate in Dynegy’s stock-based compensation programs. We transitioned to a fair value-based method of accounting for stock-based compensation in the first quarter 2003 and are using the prospective method of transition as described under SFAS No. 148.

Under the prospective method of transition, all stock options granted by Dynegy after January 1, 2003 are accounted for on a fair value basis. Options granted prior to January 1, 2003 continue to be accounted for using the intrinsic value method. Accordingly, for options granted prior to January 1, 2003, compensation expense is not reflected for employee stock options unless they were granted at an exercise price lower than market value on the grant date. We have recognized compensation expense over the applicable vesting periods for in-the-money stock options previously granted by Dynegy. No in-the-money stock options have been granted since 1999.

Had compensation cost for all stock options granted prior to 2003 been determined on a fair value basis consistent with SFAS No. 123, our net income would have approximated the following pro forma amounts for the three-month periods ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net income as reported	$21	$133
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(12)

Pro forma net income	$16	$122

FIN No. 46R.    In the fourth quarter 2003, we adopted the initial provisions of FIN No. 46R, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” FIN No. 46R was effective on December 31, 2003 for entities considered SPEs. We adopted the remaining provisions of FIN No. 46R on March 31, 2004. These provisions require that we review the structure of non-SPE legal entities in which we have an investment and other legal entities with whom we transact, to determine whether such entities are VIEs, as defined by FIN No. 46R. With respect to each of the VIEs we identified, we assessed whether we are the “primary beneficiary,” as defined by FIN No. 46R. We concluded that we were not the primary beneficiary of any of these entities and, therefore, the adoption did not have an impact on our unaudited condensed consolidated financial statements.

FIN No. 46R requires additional disclosures for entities which meet the definition of a VIE in which we hold a significant variable interest but are not the primary beneficiary. We own 50% equity interests in various generation facilities in Illinois, California, Georgia, Texas and Michigan, which are accounted for using equity method accounting and are included in Unconsolidated investments in our unaudited condensed consolidated balance sheets. We acquired or began involvement with these equity interests in 1997 and 1999. Total net generating capacity for these generating facilities ranges from 62 MW to 1,156 MW. As a result of various contractual arrangements into

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

which these entities have entered, we have concluded that they are VIEs. As we do not absorb a majority of the expected losses or receive a majority of the expected residual returns, we are not considered the primary beneficiary of these entities. Our equity investment balance in the facilities totaled $475 million at March 31, 2004, and one of our affiliates has a loan outstanding to one of these entities, which totaled $11 million at March 31, 2004.

FIN No. 46R also requires additional disclosure for entities where we are unable to obtain financial information to determine (1) if the entity is a VIE and (2) if we are deemed to be the primary beneficiary of the entity. We identified one potential VIE for which we were unable to obtain adequate financial information. As required to be disclosed by FIN No. 46R, the following is a description of the agreements with this potential VIE. In July 2001, we entered into several agreements, including a power tolling agreement, a financial derivative instrument, an energy management agreement and a natural gas supply agreement, with Sithe Independence Power Partners, L.P., which owns and operates a 955 MW combined cycle natural gas generation facility in Oswego, New York. These agreements are in effect through 2014. Our future obligations under these agreements are approximately $807 million, which includes the fixed capacity payments for our physical tolling contract and fixed payments related to the financial derivative instrument. We recorded expense of $6 million and $9 million under the tolling agreement and financial derivative instrument during the quarters ended March 31, 2004 and 2003, respectively.

Cumulative Effect of Change in Accounting Principles

We adopted SFAS No. 143 and provisions of EITF Issue 02-03 in the first quarter 2003. We adopted provisions of FIN No. 46R in the first quarter 2004. Please see above for a discussion of the impact of adopting these standards.

Note 2—Dispositions and Discontinued Operations

Dispositions

Hackberry LNG Project.    During the first quarter 2003, we entered into an agreement to sell our ownership interest in Hackberry LNG Terminal LLC, the entity we formed in connection with our proposed LNG terminal/gasification project in Hackberry, Louisiana, to Sempra LNG Corp., a subsidiary of San Diego-based Sempra Energy. The transaction closed in April 2003, after which we received contingent payments in 2003 based upon project development milestones. In March 2004, we sold our remaining financial interest in this project, which interest included rights to future contingent payments under the 2003 agreement, for $17 million and recognized a pre-tax gain of $17 million on the sale. This gain is included in Gain on sale of assets, net on the unaudited condensed consolidated statements of operations.

Indian Basin.    In April 2004, we sold our 16% interest in the Indian Basin Gas Processing Plant for approximately $48 million. In the second quarter 2004, we expect to recognize a pre-tax gain on the sale of approximately $36 million.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

Discontinued Operations

As part of our restructuring plan, we sold or liquidated some of our operations during 2003, including our U.K. CRM business, which has been accounted for as discontinued operations under SFAS No. 144. The following table summarizes information related to our discontinued operations:

U.K. CRM
(in millions)
Three Months Ended March 31, 2004
Income from operations before taxes	$17
Income from operations after taxes	12
Three Months Ended March 31, 2003
Revenue	$21
Loss from operations before taxes	(15)
Loss from operations after taxes	(10)

In the first quarter 2004, we recognized $17 million of pre-tax income related to translation gains on foreign currency in the U.K. Please see Note 4—Risk Management Activities and Accumulated Other Comprehensive Income (Loss)—Net investment hedges in foreign operations for further information.

Note 3—Restructuring Charges

In October 2002, we announced a restructuring plan designed to improve operational efficiencies and performance across our lines of business. The following is a schedule of 2004 activity for the liabilities recorded in connection with this restructuring:

	Severance	Cancellation Fees and Operating Leases	Total
	(in millions)
Balance at December 31, 2003	$20	$28	$48
2004 adjustments to liability	8	2	10
Cash payments	(1)	(3)	(4)

Balance at March 31, 2004	$27	$27	$54

The adjustment to the accrued liability during 2004 primarily reflects increases in the severance accrual due to changes in our estimate of the probable loss associated with the severance claims of our former chief executive officer. Please see Note 8—Commitments and Contingencies—Severance Arbitrations for further information regarding the status of these claims.

Note 4—Risk Management Activities and Accumulated Other Comprehensive Income (Loss)

The nature of our business necessarily involves market and financial risks. We enter into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and our strategy for mitigating them are more fully described in Note 5—Risk Management Activities and Financial Instruments beginning on page F-22 of our Form 10-K.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

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

During the three months ended March 31, 2004 and 2003, there was no material ineffectiveness from changes in fair value of hedge positions and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. During the three months ended March 31, 2004 and 2003, no amounts were reclassified to earnings in connection with forecasted transactions that were no longer considered probable of occurring.

The balance in cash flow hedging activities, net at March 31, 2004 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of electricity or natural gas liquids and payments of interest, as applicable to each type of hedge. Of this amount, after-tax losses of approximately $34 million are currently estimated to be reclassified into earnings over the 12-month period ending March 31, 2005. The actual amounts that will be reclassified to earnings over this period and beyond could vary materially from this estimated amount as a result of changes in market conditions and other factors.

Fair value hedges.    We also enter into derivative instruments that qualify as fair value hedges. We use interest rate swaps to convert a portion of our non-prepayable fixed-rate debt into variable-rate debt. During the three months ended March 31, 2004 and 2003, there was no ineffectiveness from changes in the fair value of hedge positions and no amounts were excluded from the assessment of hedge effectiveness. During the three months ended March 31, 2004 and 2003, no amounts were recognized in relation to firm commitments that no longer qualified as fair value hedges.

Net investment hedges in foreign operations.    We have investments in foreign subsidiaries, the net assets of which are exposed to currency exchange-rate volatility. In the past, we used derivative financial instruments, including foreign exchange forward contracts and cross-currency interest rate swaps, to hedge this exposure. As of March 31, 2004, we had no net investment hedges in place.

During the first quarter 2003, our efforts to exit the U.K. CRM business were substantially completed. As required by SFAS No. 52, “Foreign Currency Translation,” a significant portion of unrealized gains and losses resulting from translation and financial instruments utilized to hedge currency exposures previously recorded in stockholder’s equity were recognized in income, resulting in an after-tax loss of approximately $5 million in the three months ended March 31, 2003. During the first quarter 2004, we repatriated a majority of our cash from the U.K., resulting in the substantial liquidation of our investment in the U.K. As such, we recognized approximately $17 million of pre-tax translation gains in income that arose since April 1, 2003 and had accumulated in stockholder’s equity.

Accumulated other comprehensive income (loss).    Accumulated other comprehensive income (loss), net of tax, is included in stockholder’s equity on the unaudited condensed consolidated balance sheets as follows:

	March 31, 2004	December 31, 2003
	(in millions)
Cash flow hedging activities, net	$(37)	$10
Foreign currency translation adjustment	12	26
Minimum pension liability	(3)	(3)

Accumulated other comprehensive income (loss), net of tax	$(28)	$33

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

Note 5—Unconsolidated Investments

A summary of our unconsolidated investments is as follows:

	March 31, 2004	December 31, 2003
	(in millions)
Equity affiliates:
GEN investments	$499	$495
NGL investments	82	82

Total unconsolidated investments	$581	$577

Summarized aggregate financial information for West Coast Power and our equity share thereof was:

	Three Months Ended March 31,
	2004		2003
	Total	Equity Share	Total	Equity Share
	(in millions)
Revenues	$283	$142	$259	$129
Operating income	70	35	65	33
Net income	70	35	59	29

Summarized aggregate financial information for unconsolidated equity investments, exclusive of the West Coast Power information above, and our equity share thereof was:

	Three Months Ended March 31,
	2004		2003
	Total	Equity Share	Total	Equity Share
	(in millions)
Revenues	$151	$62	$673	$243
Operating income	31	13	64	24
Net income	22	11	53	23

Earnings from unconsolidated investments of $39 million for the three months ended March 31, 2004, include the $11 million above and $35 million from West Coast Power offset by a $7 million impairment of our Michigan Power equity investment discussed below. Earnings from unconsolidated investments of $52 million for the three months ended March 31, 2003 consist entirely of the net income related to such investments.

During the first quarter 2004, we entered into agreements to sell our unconsolidated investments in the Oyster Creek and Michigan Power generation facilities for aggregate net cash proceeds of approximately $103 million. Closing of the transactions, targeted for the second quarter 2004, are subject to lender and counterparty consents and other closing conditions. In the first quarter 2004, we recorded an impairment on our investment in Michigan Power totaling $7 million to adjust our book value to the selling price.

Note 6—Debt

Revolvers and Commercial Paper.    During the three-month period ended March 31, 2004, we issued an aggregate of approximately $20 million of letters of credit under our $1.1 billion revolving credit facility for a total of $208 million at March 31, 2004. As of March 31, 2004, there were no borrowings outstanding under this facility.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

During the period from March 31, 2004 through May 3, 2004, we reduced our outstanding letters of credit under this facility by $19 million.

Repayments.    In the first quarter 2004, we made payments of $19 million related to the ABG Gas Supply financing.

Note 7—Related Party Transactions

We routinely engage in business transactions with subsidiaries of Dynegy that are not part of our consolidated group. These transactions include, among others, sales of energy and capacity to Illinois Power under a power purchase agreement, as well as purchases of natural gas from Illinois Power. Please see Note 13—Related Party Transactions—Other beginning on page F-37 of our Form 10-K for further discussion. Additionally, we engage in transactions with ChevronTexaco Corporation and its affiliates, including purchases and sales of natural gas and natural gas liquids, which we believe are executed on terms that are fair and reasonable. Please see Note 13—Related Party Transactions beginning on page F-37 of our Form 10-K for further discussion.

Note 8—Commitments and Contingencies

Set forth below is a description of our material legal proceedings. In addition to the matters described below, we are party to legal proceedings arising in the ordinary course of business. In management’s opinion, the disposition of these ordinary course matters will not materially adversely affect our financial condition, results of operations or cash flows.

We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable under SFAS No. 5, “Accounting for Contingencies.” For environmental matters, we record liabilities when remedial efforts are probable and the costs can be reasonably estimated. Please see Note 2—Accounting Policies—Other Contingencies beginning on page F-10 of our Form 10-K for further discussion of our reserve policies. Environmental reserves do not reflect management’s assessment of the insurance coverage that may be applicable to the matters at issue, whereas litigation reserves do reflect such potential coverage. We cannot make any assurances that the amount of any reserves or potential insurance coverage will be sufficient to cover the cash obligations we might incur as a result of litigation or regulatory proceedings, payment of which could be material.

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

Summary of Recent Developments.    As described in greater detail below, the following significant developments involving our material legal proceedings occurred since the filing of our Form 10-K:

•	Dynegy announced an agreement on a comprehensive settlement of numerous contested FERC claims relating to western electric energy market transactions that occurred between January 2000 and June 2001. As part of the settlement, which is subject to final documentation and approval by the FERC and the CPUC, West Coast Power will forego its right to collect past due receivables and interest from the Cal

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

ISO and Cal PX related to the settlement period and pay $22.5 million in exchange for the dismissal of claims against Dynegy and West Coast Power related to the settlement period.

•	The arbitration relating to Mr. Bergstrom’s severance agreement was tried before a panel of three arbitrators, which issued a decision awarding Mr. Bergstrom approximately $10.4 million.

•	The judge presiding over Dynegy’s ERISA class action lawsuit entered an order that substantially reduced the class period, dismissed several of the plaintiffs’ claims and dismissed all of the defendants except Dynegy and the members of the Dynegy Benefit Plans Committee from January 2002 to January 2003, the new class period established by the order.

•	Following our unsuccessful appeal of an adverse judgment in the Maxus litigation, we paid the judgment of approximately $6.9 million.

The above summary of recent developments is qualified in its entirety by, and should be read in conjunction with, the more detailed summary of our significant legal proceedings set forth below.

Shareholder Litigation.    We and Dynegy are defending a class action lawsuit filed on behalf of purchasers of Dynegy’s publicly traded securities from January 2000 to July 2002 seeking unspecified compensatory damages and other relief. The lawsuit principally asserts that we and Dynegy and certain of our current and former officers and directors violated the federal securities laws in connection with our disclosures, including accounting disclosures, regarding Project Alpha (a structured natural gas transaction entered into by us in April 2001), round-trip trading, the submission of false trade reports to publications that calculate natural gas index prices, the alleged manipulation of the California power market and financial restatements for 1999-2001. The Regents of the University of California have been appointed as lead plaintiff and Milberg Weiss is class counsel. The plaintiff filed an amended complaint in January 2004 and, in March 2004, we filed a motion to dismiss. We expect the plaintiff’s response and our corresponding reply to be filed in May and June 2004, respectively. An adverse result in this action could have a material adverse effect on our financial condition, results of operations and cash flows. Dynegy previously recorded a reserve in connection with this litigation.

In addition, Dynegy is a nominal defendant in several derivative lawsuits brought by shareholders on Dynegy’s behalf against certain of its former officers and current and former directors whose claims are similar to those described above. These lawsuits have been consolidated into two groups—one pending in federal court and the other pending in state court. A motion to dismiss the federal derivative claim is currently pending and is set for hearing in June 2004. We do not expect to incur any material liability with respect to these claims.

ERISA/401(k) Litigation.    Dynegy is defending a purported class action complaint filed in federal district court on behalf of participants holding Dynegy common stock in the Dynegy 401(k) Savings Plan during the period from April 1999 to January 2003. This complaint alleges violations of ERISA in connection with Dynegy’s 401(k) Savings Plan, including claims that Dynegy’s Board and certain of Dynegy’s former and current officers, past and present members of its Benefit Plans Committee, former employees who served on a predecessor committee to its Benefit Plans Committee, and Vanguard Fiduciary Trust Company and CG Trust Company (trustees of the trust that held Plan assets for portions of the putative class period) breached their fiduciary duties to the Plan’s participants and beneficiaries in connection with the Plan’s investment in Dynegy common stock – in particular with respect to Dynegy’s financial statements, Project Alpha, round-trip trades and the gas price index investigation. The lawsuit seeks unspecified damages for the losses to the Plan, as well as attorney’s fees and other costs. In July 2003, Dynegy filed a motion to dismiss this action. The judge entered an order on this motion in March 2004, dismissing several of the plaintiff’s claims and all of the defendants except Dynegy and the members of the Dynegy Benefit Plans Committee from January 2002 to January 2003, the substantially reduced class period established by the order. An answer was filed to the plaintiff’s suit denying the remaining claims in April 2004. Discovery is proceeding. Dynegy is analyzing these claims and has stated that it intends to defend against them vigorously. We cannot predict with certainty whether we will incur any liability or to estimate the damages, if

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

any, that might be incurred in connection with this lawsuit. However, given the nature of the claims, an adverse outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Baldwin Station Litigation.    DMG is the subject of an NOV from the EPA and a complaint filed by the EPA and the Department of Justice in federal district court alleging violations of the Clean Air Act and related federal and Illinois regulations. Similar notices and complaints were filed against other owners of coal-fired power plants in what we refer to as the Utility Enforcement Initiative. Both the NOV and the complaint allege that certain equipment repairs, replacements and maintenance activities at our three Baldwin Station generating units constituted “major modifications” under the Prevention of Significant Deterioration (PSD), the New Source Performance Standard (NSPS) regulations and applicable Illinois regulations, and that we failed to obtain required operating permits under applicable Illinois regulations. When activities which are not otherwise exempt result in an increase in annual emissions that exceeds the amount deemed significant under the PSD regulations, those activities are considered “major modifications.” When activities meeting this definition occur, the Clean Air Act and related regulations generally subject those activities to PSD review and permit requirements and require that the generating facilities where the activities occur meet more stringent emissions standards, which may entail the installation of potentially costly pollution control equipment.

We have significantly reduced emissions of sulphur dioxide and nitrogen oxides at the Baldwin Station since the 1999 complaint by converting it from high to low sulfur coal and installing selective catalytic reduction equipment. However, the EPA may seek to require the installation of the “best available control technology,” or the equivalent, at the Baldwin Station, which we estimate could require us to incur capital expenditures of up to $410 million. The EPA also has the authority to seek penalties for the alleged violations at the rate of up to $27,500 per day for each violation.

In February 2003, the Court granted our motion for partial summary judgment based on the five-year statute of limitations. As a result, the EPA is not permitted to seek any monetary civil penalties for claims related to construction without a permit under the PSD regulations. The Court’s ruling also precludes monetary civil penalties for a portion of the claims under the NSPS regulations and the applicable Illinois regulations. We believe that we have meritorious defenses against the remaining claims and vigorously defended against them at trial. The trial to resolve claims of liability began in June 2003 and closing arguments occurred in September 2003. Shortly after closing arguments, several interveners were granted the right to file briefs in support of arguments they believe the United States ceased to pursue. These interventions and delays in post-trial briefing have postponed the issuance of the liability order, and we cannot predict with certainty when a decision will be rendered. We have recorded a reserve in an amount we consider reasonable for potential penalties that could be imposed if the Court finds us liable and the EPA prosecutes successfully the remaining claims for penalties.

In August 2003, two significant decisions were handed down in other cases that are part of the Utility Enforcement Initiative. The court in United States v. Ohio Edison applied the EPA’s narrow interpretation of the “routine maintenance, repair and replacement” exclusion, which defines it with respect to what is routine for the specific unit where the projects occurred, while the court in United States v. Duke Energy Company rejected the EPA’s narrow interpretation, holding that the exclusion should be defined relative to what is routine for the particular industry. The Duke court also held that the hours and conditions of a unit’s operations must be held constant when measuring emissions increases. Under this rationale, an increase in maximum hourly emissions is required before activities would be considered “major modifications.” We are unable to predict the significance of these cases to our Baldwin Station litigation as they are pending in other jurisdictions and are not binding authority.

Also in August 2003, the EPA issued a new rule, the “Equipment Replacement Provision of the Routine Maintenance, Repair and Replacement Exclusion,” the effectiveness of which has been delayed pending the resolution of an appeal filed by several northeastern states and environmental groups. The new rule, if sustained,

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

would provide that replacing components of a process unit with identical components (or functional equivalents) falls within the scope of the routine maintenance, repair and replacement exclusion if (i) the replacement cost is less than 20% of the total cost of replacing the unit, (ii) the replacement does not alter the unit’s basic design and (iii) the unit will continue to comply with applicable emission and operational standards.

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

California Market Litigation.    We and/or Dynegy and numerous other power generators and marketers are the subject of numerous lawsuits arising from our participation in the western power markets during the California energy crisis. Eight of these lawsuits, which primarily allege manipulation of the California wholesale power markets and seek unspecified treble damages, were consolidated before a single federal judge. That judge dismissed two of the cases in the first quarter 2003 on the grounds of FERC preemption and the filed rate doctrine. A decision on the plaintiffs’ appeal of that dismissal is not expected before the third quarter 2004. Regarding the other six consolidated cases, we are awaiting a ruling from the Ninth Circuit Court of Appeals, which we do not expect to occur prior to the third quarter 2004, on our appeal of a prior decision to remand those cases to state court.

In addition to the eight consolidated lawsuits discussed above, nine other putative class actions and/or representative actions were filed in state and federal court on behalf of business and residential electricity consumers against us and/or Dynegy and numerous other power generators and marketers between April and October 2002. The complaints allege unfair, unlawful and deceptive practices in violation of the California Unfair Business Practices Act and seek to enjoin illegal conduct, restitution and unspecified damages. While some of the allegations in these lawsuits are similar to the allegations in the eight lawsuits described above, these lawsuits include additional allegations relating to, among other things, the validity of the contracts between these power generators and the CDWR. The court granted our motion to dismiss eight of these nine actions, although the plaintiffs have appealed and we are awaiting a hearing date on their appeal. The ninth case was remanded to state court, where a newly added defendant filed a motion in February 2004 to remove the case back to federal court. Once a decision is made on this motion, we intend to file a motion to dismiss this case.

In December 2002, two additional actions were filed with similar allegations on behalf of residents of Washington and Oregon. In May 2003, the plaintiffs voluntarily dismissed these actions and refiled them in California Superior Court as a class action complaint. The complaint, which was brought on behalf of consumers and businesses in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana that purchased energy from the California market, alleges violations of the Cartwright Act and unfair business practices. This action has been removed from state court and consolidated with existing actions pending before the United States District Court for the Northern District of California. The hearing on plaintiffs’ appeal to remand to state court occurred in February 2004. The judge stayed his ruling on the appeal pending the Ninth Circuit’s ruling on the six consolidated cases referenced above. Most recently, the Montana Attorney General has filed a case alleging similar antitrust and market manipulation claims, although we have not been served with this lawsuit.

We believe that we have meritorious defenses to these claims and intend to defend against them vigorously. We cannot predict with certainty whether we will incur any liability or estimate the range of possible loss, if any, that we might incur in connection with these lawsuits. However, given the nature of the claims, an adverse result in any of these proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

FERC and Related Regulatory Investigations—Requests for Refunds.    In July 2001, the FERC initiated a hearing to establish refunds to electricity customers, or offsets against amounts owed to electricity suppliers, during the period of October 2000 through June 2001. In particular, the FERC established a methodology to calculate mitigated market clearing prices in the Cal ISO and Cal PX markets. In December 2002, an administrative law judge issued his recommendations regarding the appropriate level of refunds or offsets. Those recommendations, however, do not fully reflect proposed refund or offset amounts for individual companies. In October 2003, the FERC issued two orders addressing various applications for rehearing, including ours, relating to its previous refund orders. The orders addressed numerous requests by the parties, the most significant of which was the refusal to change the gas pricing methodology and a requirement that the Cal ISO and Cal PX recalculate the refund liability of market participants. The gas price methodology approved by the FERC in March 2003 replaces the gas prices used in the computation, thus reducing the mitigated market clearing price for power and increasing calculated refunds, subject to a provision that provides full recoverability of actual gas costs paid by the generators to unaffiliated third parties. No final refund calculation is expected prior to August 2004. West Coast Power recorded a reserve in the fourth quarter 2003 relating to its estimated refund exposure.

In June 2003, the FERC issued an order to show cause why the activities of certain participants in the California power markets from January 2000 to June 2001, including us, did not constitute gaming and/or anomalous market behavior as defined in the Cal ISO and Cal PX tariffs. In January 2004, we and the FERC staff submitted a stipulation and settlement agreement to the presiding administrative law judge to settle the issues raised in the June 2003 show cause order. This settlement, which provides that West Coast Power will pay approximately $3 million, following final FERC approval, into a fund established at the U.S. Treasury for the benefit of California and Western electricity consumers, will be incorporated into the broader settlement described below.

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

In April 2004, Dynegy and West Coast Power announced an agreement to settle FERC claims relating to western energy market transactions that occurred from January 2000 through June 2001. The parties to this settlement other than Dynegy and West Coast Power include the FERC, Pacific Gas and Electric Company, Southern California Edison, San Diego Gas & Electric Company, the CDWR, the California Electricity Oversight Board and the California Attorney General. Other market participants may opt into this settlement and share in the distribution of the settlement proceeds. As part of the settlement agreement, West Coast Power will (i) forego its right to collect past-due receivables and interest from the Cal ISO and Cal PX related to the settlement period, (ii) forego natural gas cost recovery claims against the California settling parties related to the settlement period, and (iii) place into escrow accounts a total of $22.5 million, which includes the above-referenced $3 million settlement with the FERC staff, for subsequent distribution to various California energy purchasers. In exchange, the other settling parties will forego (i) all claims relating to refunds or other monetary damages for sales of electricity during the settlement period, and (ii) claims alleging receipt of unjust or unreasonable rates for the sale of electricity during the settlement period.

The settlement is subject to the execution of definitive agreements and approval by the FERC and the CPUC, which is expected in the third quarter 2004. We recorded an additional $5 million charge in the first quarter 2004 related to the settlement.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

The settlement will not apply to the ongoing civil litigation related to the California energy markets described above in which we and/or Dynegy and West Coast Power are defendants. The settlement also will not apply to the pending appeal by the CPUC and the California Electricity Oversight Board of the FERC’s prior decision to affirm the validity of the West Coast Power-CDWR contract. We are currently awaiting a ruling on this appeal and related filings and cannot predict their outcome.

West Coast Power.    Through our interest in West Coast Power, we have credit exposure for transactions to the Cal ISO and Cal PX, which rely on cash payments from California utilities to in turn pay their bills. West Coast Power currently sells directly to the CDWR pursuant to a long-term sales agreement.

At March 31, 2004, our portion of the receivables owed to West Coast Power by the Cal ISO and Cal PX, as reflected in West Coast Power’s financial records, approximated $235 million. Management periodically assesses our exposure through West Coast Power, relative to our California receivables, and establishes and maintains reserves under SFAS No. 5. Our share of the total reserve taken by West Coast Power at March 31, 2004 was approximately $196 million. We also recorded an additional $5 million charge in the first quarter 2004 related to the above-described settlement which, if approved, will resolve the claims and disputes which initially gave rise to these reserves at West Coast Power.

Enron Trade Credit Litigation.    At the time of their bankruptcy filing in the fourth quarter 2001, Enron Corp. and its affiliates had net exposure to us, including certain liquidated damages and other amounts relating to the termination of commercial transactions among the parties, of approximately $84 million. This exposure, with respect to which we recognized a charge in our fourth quarter 2001 financial statements, was calculated by setting off approximately $230 million owed from Dynegy entities to Enron entities against approximately $314 million owed from Enron entities to Dynegy entities. The master netting agreement between Enron and us and the valuation of the commercial transactions covered by the agreement, which valuation is based principally on the parties’ assessment of market prices for such period, remain subject to dispute by Enron. We are engaged in an ongoing process with Enron to reconcile the differences between our respective valuations of the transactions and accounts receivable. As a result of recalculations of mark-to-market values of past transactions, we have reduced the amount that we believe we are owed by Enron to approximately $68 million, including the liabilities under the gas transportation agreement related to the Sithe Independence power tolling arrangement. As required by the master netting agreement, we instituted arbitration proceedings against those Enron parties not in bankruptcy in 2002 and filed a motion with the Bankruptcy Court requesting that we be allowed to proceed to arbitration against those Enron parties that are in bankruptcy. The Enron parties opposed our request and filed an adversary proceeding against us, alleging that the master netting agreement should not be enforced and that the Enron companies should recover approximately $230 million from us. We have disputed such allegations and are vigorously defending our position regarding the setoff rights contained in the master netting agreement, although the Bankruptcy Court has yet to rule on the enforceability of the master netting agreement.

In November 2003, we gave notice of our intent to pursue arbitration against Enron Canada Corp. as a non-bankrupt party to the master netting agreement. In response, Enron Canada Corp. filed a lawsuit in Canadian District Court to recover the amounts that it claims to be owed by our Canadian subsidiary under the master netting agreement, contingent upon a Bankruptcy Court ruling on the enforceability of the master netting agreement. In December 2003, Enron filed an application with the Bankruptcy Court for an injunction to prohibit this arbitration; the Bankruptcy Court ruled that the automatic stay of the bankruptcy applied to our request to pursue arbitration against Enron Canada Corp. under the master netting agreement. Consequently, we are currently prohibited from enforcing the master netting agreement by arbitration. In March 2004, we appealed the enforcement of the automatic stay and requested permission from the appellate court to proceed with arbitration against Enron Canada Corp. We also filed a motion with the Bankruptcy Court requesting a trial to determine the enforceability of the

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

master netting agreement under the U.S. Bankruptcy Code. We are currently awaiting rulings on the appeal and the motion.

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

Trans-Elect Litigation.    In October 2003, Trans-Elect, Inc. and Illinois Electric Transmission Company, LLC filed suit against Illinois Power in the Northern District of Illinois requesting specific performance and estoppel, and claiming damages as a result of breach of contract and lost profits. These causes of action allegedly arise from Illinois Power’s termination of an asset purchase and sale agreement entered into by the parties in October 2002. Under the terms of the agreement, Illinois Power agreed to sell its transmission assets to Trans-Elect if, on or before July 7, 2003, the agreement received the required FERC, ICC, SEC and Hart-Scott Rodino approvals. As of July 7, 2003, the agreement had not been approved by, among other entities, the FERC and, as a result, Illinois Power terminated the agreement in accordance with its terms on July 8, 2003. Trans-Elect claims that Illinois Power breached the agreement by failing to use its “best efforts” to obtain the required approvals and/or to negotiate an alternate agreement that could be approved. In April 2004, the plaintiffs amended their complaint to add Dynegy Inc. as a defendant, claiming that it tortiously interfered with the asset purchase and sale agreement. Trial has been scheduled in this matter for January 2005.

In April 2004, the plaintiffs also filed a separate lawsuit in Illinois state court against us, similarly claiming that we tortiously interfered with the Illinois Power asset purchase and sale agreement. We intend to file an answer to this claim in May 2004.

We deny these claims, in that we believe we complied with the terms of the agreement, and intend to defend against them vigorously. We cannot predict with certainty whether we will incur any liability or estimate the damages, if any, that might be incurred in connection with these lawsuits. However, we do not believe that any liability we might incur as a result of this litigation would have a material adverse effect on our financial condition or results of operations. Additionally, in connection with Dynegy’s proposed sale of Illinois Power to Ameren, Dynegy has retained this contingent liability and does not expect that the outcome will negatively impact its ability to close the sale.

Severance Arbitrations.    Dynegy’s former CEO, Chuck Watson, former President, Steve Bergstrom, and former CFO, Rob Doty, have each filed for arbitration pursuant to the terms of their employment/severance agreements. In each case, the parties disagree as to the amounts that may be owed pursuant to their respective agreements. These former officers made arbitration claims seeking payments of up to approximately $28.7 million, $10.4 million and $3.4 million, respectively. Their agreements are subject to interpretation and we believe that, with respect to the claims asserted by Messrs. Watson and Doty, the amounts owed are substantially lower than the amounts sought.

The arbitration relating to Mr. Bergstrom’s severance agreement was tried before a panel of three arbitrators in March 2004. In April 2004, the panel issued its decision with respect to his severance claim awarding Mr. Bergstrom approximately $10.4 million. We anticipate a decision on Mr. Bergstrom’s request for attorneys’ fees and interest in May 2004. The arbitrations with respect to Messrs. Watson and Doty are currently scheduled to commence in June and November 2004, respectively.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

Dynegy has taken severance accruals in amounts it considers reasonable relating to these proceedings. Please read Note 3—Restructuring Charges for further discussion regarding the accrual relating to Mr. Watson.

Farnsworth Litigation.    In August 2002, Bradley Farnsworth filed a lawsuit against Dynegy in state court claiming breach of contract and that he was demoted and ultimately fired from the position of Controller for refusing to participate in illegal activities. Specifically, Mr. Farnsworth alleges, in the words of his amended complaint, that certain former executive officers requested that he “shave or reduce for accounting purposes” the forward price curves associated with the natural gas business in the United Kingdom for the period of October 1, 2000 through March 31, 2001, in order to indicate a reduction in our mark-to-market losses. Mr. Farnsworth, who seeks unspecified actual and exemplary damages and other compensation, also alleges that he is entitled to a termination payment under his employment agreement equal to 2.99 times the greater of his average base salary and incentive compensation for the highest three calendar years preceding termination or his base salary and target bonus amount for the year of termination (currently estimated at a range of approximately $700,000 to $1,200,000). In March 2004, the judge dismissed Mr. Farnsworth’s claim that he was asked to “shave” forward price curves. Trial on the claim concerning his employment agreement has been rescheduled for October 2004. We are vigorously defending this claim. Although we have recorded a reserve with respect to this litigation, we do not believe that any liability we might incur as a result of this litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

Apache Litigation.    In May 2002, Apache Corporation filed suit in state court against Versado, as purchaser and processor of Apache’s gas, and DMS, as operator of the Versado assets in New Mexico, seeking more than $9 million in damages. The amended petition alleges that Versado engaged in “sham” transactions with affiliates, resulting in Versado not receiving fair market value when it sells gas and liquids, and that the formula for calculating the amount Versado receives from its buyers of gas and liquids is flawed since it is based on gas price indexes that these same affiliates are alleged to have manipulated by providing false price information to the index publisher. At trial, the jury found in favor of the plaintiff and awarded approximately $1.6 million in damages. We are awaiting a ruling from the court on a motion to set aside the judgment. Although we have recorded a reserve with respect to this litigation, we do not believe that any liability we might incur as a result of this litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

Gas Index Pricing Litigation.    We are defending the following suits claiming damages resulting from the alleged manipulation of gas index publications and prices by us and others: Sierra Pacific Resources and Nevada Power Company v. El Paso Corp. et al.; Bustamante v. The McGraw Hill Companies et al.; In re Natural Gas Commodity Litigation; Texas-Ohio Energy Inc. et al. v. Centerpoint Energy et al; People of the State of Montana et al. v. Williams Energy Marketing et al; Benscheidt v. AEP Energy Services et al. In each of these suits, the plaintiffs allege that we and other energy companies engaged in an illegal scheme to inflate natural gas prices by providing false information to gas index publications, thereby manipulating the price. All of the complaints rely heavily on the FERC and CFTC investigations into and report concerning index-reporting manipulation in the energy industry. The plaintiffs generally seek unspecified actual and punitive damages relating to costs they claim to have incurred as a result of the alleged conduct. Our motion to dismiss the Sierra Pacific suit was granted. In April 2004, in response to a motion by the plaintiff, the court affirmed its dismissal of the original complaint but allowed plaintiff leave to file an amended complaint. We have not yet received the amended complaint. The other cases are in varying procedural stages, although we have not been served in the Montana case.

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

Triad Litigation.    In March 2003, Triad Energy Resources Corp. and five other alleged representatives of two plaintiffs’ classes filed a putative antitrust class action against NiSource Inc. and other defendants, including us, in federal district court. The plaintiffs purport to represent classes of purchasers, marketers, wholesalers, managers, sellers and shippers of natural gas that allegedly were damaged by an illegal gas scheme devised by three federally regulated interstate pipeline systems which are now owned by NiSource, and certain shippers on these pipelines. It alleges that the interstate pipelines provided preferential storage and transportation services to their own unregulated marketing affiliate, in violation of FERC regulations, and in return for percentages of the profits reaped by the marketing affiliate. The complaint also alleges that certain shippers, including us, having learned of these preferential arrangements, demanded and received similar preferential storage and transportation services that were not available to all shippers.

Although this alleged scheme was the subject of an October 2000 FERC order, which required the Columbia companies to pay $27.5 million to certain customers of Columbia Gas and Columbia Gulf, plaintiffs claim that the FERC order did not remedy the competitive injury to plaintiffs caused by the scheme. The complaint seeks aggregate damages of approximately $1.716 billion, which damages are subject to trebling under federal antitrust laws. In October 2003, the court granted defendants’ motion to dismiss for lack of jurisdiction and allowed time for the plaintiffs to amend their complaint. The plaintiffs have since filed a motion to voluntarily dismiss their complaint and indicated an intent to refile in a proper jurisdiction, although plaintiffs have not yet re-filed. We are analyzing these claims and intend to defend against them vigorously. We cannot predict with certainty whether we will incur any liability or estimate the damages, if any, that we might incur in connection with this lawsuit.

Atlantigas Corp. Litigation.    In November 2003, Atlantigas Corporation filed a suit similar to Triad in Maryland against us and several other defendants alleging certain conspiracies between natural gas shippers and storage facilities. The complaint seeks unspecified compensatory and punitive damages. In addition, we are alleged to have conspired with the other defendants to receive preferential natural gas storage and transportation services at off-tariff prices. Defendants are currently challenging plaintiff on the threshold issues of standing, statute of limitations and jurisdiction. These issues were fully briefed in February 2004 and a hearing date has been requested but not scheduled. We are analyzing these claims and intend to defend against them vigorously. We cannot predict with certainty whether we will incur any liability or to estimate the damages, if any, that we might incur in connection with this lawsuit.

Maxus Litigation.    In April 2001, in the case of Natural Gas Clearinghouse v. Midgard Energy, formerly known as Maxus Exploration Co., a Texas district court found us liable for failing to deliver processable “wet” gas to a Maxus processing plant. Following our appeal of the judgment, we filed an expedited writ with the Texas Supreme Court seeking further review, which was denied in April 2004. We paid the judgment of approximately $6.9 million dollars in April 2004, against which we had recorded a reserve.

Alleged Marketing Contract Defaults.    We have posted collateral to support a substantial portion of our obligations in our CRM business, including our obligations under power tolling arrangements. While we worked with various counterparties to provide mutually acceptable collateral or other adequate assurance under these contracts, we have not reached agreement with Sithe Independence and Sterlington/Quachita Power LLC regarding a mutually acceptable amount of collateral in support of our obligations under our power tolling arrangements with either of these two parties. Although we are current on all contract payments to these counterparties, we previously received a notice of default from each such party with regard to collateral. Despite receiving these notices, all parties are continuing to perform and we have fulfilled our economic commitments under these contracts. Our average annual capacity payments under these two arrangements approximate $75 million and $63 million, respectively, and the contracts extend through 2014 and 2012, respectively, with a five-year extension option for Sterlington. If these two parties were successfully to pursue claims that we defaulted on these contracts, they could declare a termination of their respective contracts, which provide for termination payments based on the agreed

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

mark-to-market value of the contracts. Because of the effects of changes in commodity prices on the mark-to-market value of these contracts, as well as the likelihood that we would differ with our counterparties as to the estimated value of these contracts, we cannot predict with any degree of certainty the amounts of termination payments that could be required under these two contracts. Disputes relating to these two contracts, if resolved against us, could materially adversely affect our financial condition, results of operations and cash flows.

U.S. Attorney Investigations.    The U.S. Attorney’s office in Houston is continuing its investigation of our actions relating to Project Alpha and our gas trade reporting practices. We have produced documents and witnesses for interviews in connection with this investigation. Seven of our natural gas traders were terminated in the fourth quarter 2002 for violating our Code of Business Conduct after an ongoing internal investigation conducted by Dynegy’s Audit and Compliance Committee in collaboration with independent counsel discovered that inaccurate information regarding natural gas trades had been reported to various energy industry publications. In January 2003, one of our former natural gas traders was indicted in Houston on three counts of knowingly causing the transmission of false trade reports used to calculate the index price of natural gas and four counts of wire fraud. In August 2003, however, several of these counts were dismissed as unconstitutional. Upon request by the U.S. Attorney’s office for reconsideration of this ruling, the judge reinstated the dismissed counts. The case was originally set for trial in January 2004; however, both the U.S. Attorney’s office and the defense have appealed the court’s rulings regarding the dismissed and reinstated charges. The appeals are pending and a new trial date has not been set.

In June 2003, three former Dynegy employees were indicted on charges of conspiracy, securities fraud and mail and wire fraud related to the Project Alpha transaction. Subsequently, two of these former employees pleaded guilty to conspiracy to commit securities fraud and are scheduled to be sentenced in August 2004. Trial on the indictment against the third employee was held in November 2003, and the defendant was convicted on all charges. In March 2004, this defendant was sentenced to a term of approximately 24 years in federal prison.

We are cooperating fully with the U.S. Attorney’s office in its continuing investigation of these matters and cannot predict the ultimate outcome of these investigations.

Additionally, in November 2002, the United States Attorney’s office in the Northern District of California issued a Grand Jury subpoena requesting information related to our activities in the California energy markets. We have been, and intend to continue, cooperating fully with the U.S. Attorney’s office in its investigation of these matters, including production of substantial documents responsive to the subpoena and other requests for information. We cannot predict the ultimate outcome of this investigation.

Department of Labor Investigation.    In August 2002, the U.S. Department of Labor commenced an official investigation pursuant to Section 504 of ERISA with respect to the benefit plans maintained by Dynegy and its ERISA affiliates. Dynegy has cooperated with the Department of Labor throughout this investigation, which remains ongoing. As of this date, the investigation has focused on a review of plan documentation, plan reporting and disclosure, plan recordkeeping, plan investments and investment options, plan fiduciaries and third-party service providers, plan contributions and other operational aspects of the plans. The Department of Labor has not yet provided the definitive findings resulting from its investigation.

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

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

In addition, the United States Congress has before it a number of bills that could impact regulations or impose new regulations applicable to us and our subsidiaries. We cannot predict the outcome of these bills or other regulatory developments or the effects that they might have on our business.

Note 10—Employee Compensation, Savings and Pension Plans

We have various defined benefit pension plans and post-retirement benefit plans, which are more fully described in Note 19—Employee Compensation, Savings and Pension Plans beginning on page F-53 of our Form 10-K.

Components of Net Periodic Benefit Cost.    The components of net periodic benefit cost were:

	Pension Benefits		Other Benefits
	Quarter Ended March 31,
	2004	2003	2004	2003
	(in millions)
Service cost benefits earned during period	$0.5	$0.4	$0.2	$0.1
Interest cost on projected benefit obligation	0.6	0.5	0.2	0.2
Expected return on plan assets	(0.6)	(0.6)	—	—
Recognized net actuarial loss	0.1	0.1	—	0.1

Total net periodic benefit cost	$0.6	$0.4	$0.4	$0.4

Contributions.    In our Form 10-K, we reported that we expected to contribute approximately $1 million to our pension plans in 2004. This expectation has not changed.

Note 11—Segment Information

We report our operations in the following segments: GEN, NGL and CRM. All direct general and administrative expenses incurred by us on behalf of our subsidiaries are charged to the applicable subsidiary as incurred. Other income (expense) items incurred by us on behalf of our subsidiaries are allocated directly to the three segments.

Pursuant to EITF Issue 02-03, all gains and losses on third-party energy-trading contracts in the CRM segment, whether realized or unrealized, are presented net in the unaudited condensed consolidated statements of operations. For the purpose of the segment data presented below, intersegment transactions between CRM and our other segments are presented net in CRM intersegment revenues but are presented gross in the intersegment revenues of our other segments, as the activities of our other segments are not subject to the net presentation requirements contained in EITF Issue 02-03. If transactions between CRM and our other segments result in a net intersegment purchase by CRM, the net intersegment purchases and sales are presented as negative revenues in CRM intersegment revenues. In addition, intersegment hedging activities are presented net pursuant to SFAS No. 133.

Reportable segment information for the three-month periods ended March 31, 2004 and 2003 is presented below.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

Segment Data for the Quarter Ended March 31, 2004

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$46	$831	$364	$—	$1,241
Other	—	—	(44)	—	(44)

	46	831	320	—	1,197
Affiliate revenues	124	—	6	—	130
Intersegment revenues	269	70	(354)	15	—

Total revenues	$439	$901	$(28)	$15	$1,327

Depreciation and amortization	$(48)	$(20)	$—	$(10)	$(78)
Operating income (loss)	$51	$67	$(13)	$(52)	$53
Earnings from unconsolidated investments	37	2	—	—	39
Other items, net	—	(4)	3	12	11
Interest expense					(88)

Income from continuing operations before taxes					15
Income tax expense					(6)

Income from continuing operations					9
Income from discontinued operations, net of taxes					12

Net income					$21

Identifiable assets:
Domestic	$6,124	$1,298	$2,733	$(181)	$9,974
Other	—	1	262	31	294

Total	$6,124	$1,299	$2,995	$(150)	$10,268

Unconsolidated investments	$499	$82	$—	$—	$581
Capital expenditures	$(14)	$(9)	$—	$(2)	$(25)

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2004 and 2003

Segment Data for the Quarter Ended March 31, 2003

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$116	$978	$286	$—	$1,380
Other	—	—	9	—	9

	116	978	295	—	1,389
Affiliate revenues	118	—	34	—	152
Intersegment revenues	169	73	(272)	30	—

Total revenues	$403	$1,051	$57	$30	$1,541

Depreciation and amortization	$(41)	$(20)	$(1)	$(22)	$(84)
Operating income (loss)	$83	$51	$38	$(43)	$129
Earnings from unconsolidated investments	38	3	11	—	52
Other items, net	3	(5)	26	(1)	23
Interest expense					(68)

Income from continuing operations before taxes					136
Income tax expense					(50)

Income from continuing operations					86
Loss on discontinued operations, net of taxes					(10)
Cumulative effect of change in accounting principles, net of taxes					57

Net income					$133

Identifiable assets:
Domestic	$6,450	$1,804	$4,808	$274	$13,336
Other	—	—	725	—	725

Total	$6,450	$1,804	$5,533	$274	$14,061

Unconsolidated investments	$529	$98	$14	$—	$641
Capital expenditures	$(37)	$(12)	$—	$(3)	$(52)

Note 13—Subsequent Events

In April 2004, we announced an agreement to settle numerous FERC claims relating to transactions we conducted in the western electric markets, including California, between January 2000 and June 2001. Please read Note 8—Commitments and Contingencies—FERC and Related Regulatory Investigations—Requests for Refunds for further discussion.

Also in April 2004, we sold our minority interest in the Indian Basin gas processing plant. Please see Note 2—Dispositions and Discontinued Operations for further discussion.

In May 2004, we launched a new $1.3 billion credit facility. The new facility is intended to replace our current $1.1 billion revolving credit facility, which is scheduled to mature in February 2005. We expect that the new facility will have a term loan component as well as a revolving credit component, with respect to which we have received $625 million in aggregate commitments from the lead arrangers. The increased size of the new facility, which is targeted to close in the second quarter 2004, would be used to repay existing higher-cost debt and for general corporate purposes.

DYNEGY HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2004 and 2003

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Form
10-K.

GENERAL

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

Since the filing of our Form 10-K, we have continued our efforts to restructure our company while maintaining our focus on safe, reliable and efficient operations. These restructuring efforts included the sales of or agreements to sell non-core assets in our GEN and NGL businesses. These actions are expected to enable us to further reduce our substantial indebtedness and further align our asset base with our business strategy. We also have launched a new $1.3 billion credit facility. The new facility is intended to replace our current $1.1 billion revolving credit facility, which is scheduled to mature in February 2005. We expect that the new facility will have a term loan component as well as a revolving credit component, with respect to which we have received $625 million in aggregate commitments from the lead arrangers. The increased size of the new facility, which is targeted to close in the second quarter 2004, would be used to repay existing higher-cost debt and for general corporate purposes.

Operationally, our first quarter 2004 performance reflected our continued sensitivity to commodity prices. A significant decline in power prices negatively impacted our GEN business, more than offsetting an increase in volumes due primarily to additional run-time resulting from the dual-fuel capabilities of our Roseton facility in New York. In our NGL business, our restructured gas processing contract portfolio yielded higher field processing plant margins upstream despite lower natural gas prices. Downstream, our marketing results declined due primarily to less volatility in natural gas liquids prices quarter over quarter and a continued reduction in overall market liquidity. Please read “—Results of Operations” for further discussion of the comparative results of our reportable business segments.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of May 3, 2004, we had cash on hand of $253 million and available borrowing capacity of $887 million, for total liquidity of $1.1 billion. Our ability to maintain our liquidity position in the future will depend on a number of factors, including our ability to consummate non-core asset sales and, over the longer term, to generate cash flows from our asset-based energy businesses in relation to our substantial debt obligations and ongoing operating requirements. Our liquidity position will be further impacted by Dynegy’s ability to consummate the sale of Illinois

Power to Ameren, the proceeds of which would be used primarily to repay a portion of the enterprise’s consolidated indebtedness. Please read “—Conclusion” for further discussion.

Debt Maturities

During the first quarter 2004, we used cash on hand, including proceeds from asset sales, to make $19 million in payments on the ABG Gas Supply financing.

Our aggregate maturities for long-term debt as of March 31, 2004, including the current portion, were approximately $3.8 billion. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Maturities” beginning on page 28 of our Form 10-K for a schedule of our aggregate debt maturities through 2008 and thereafter.

Through our restructuring efforts we have extended a substantial portion of our debt maturities to 2008 and beyond. One important near-term maturity that remains is our $1.1 billion revolving credit facility, which is scheduled to mature on February 15, 2005. While we currently have no drawn amounts under this facility, as of May 3, 2004, we had $189 million in letters of credit issued under the facility in support of our collateral obligations. Our ability to borrow and/or issue letters of credit under a revolving credit facility could become increasingly important, particularly if we are unable to generate operating cash flows relative to our substantial debt obligations and ongoing operating requirements or to realize the asset sale proceeds we anticipate. Please read “—Revolver Capacity” for further discussion of this facility and our ongoing efforts to restructure it in advance of its scheduled maturity.

Our restructuring efforts have also resulted in significantly increased cash and financial interest expenses, as further described below under “—Results of Operations—Interest Expense.” These increased interest expenses will continue to impact our financial condition and liquidity position until the related debt obligations are satisfied. We also are subject to the more restrictive covenants that are contained in the related transaction agreements, including covenants limiting our ability to incur additional debt and requiring that a significant portion of proceeds from specified asset sales and equity issuances be used to pay down outstanding indebtedness. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Maturities” beginning on page 28 of our Form 10-K for a discussion of these covenants. We are currently in compliance with these restrictive covenants and, as further described in “—Revolver Capacity” below, anticipate more flexible covenants in the restructured credit facility that we are currently pursuing. Our future financial condition and results of operations could be materially adversely affected by our ability to execute our business and financial strategies within the confines of the restrictive covenants contained in our financing agreements.

Collateral Postings

We have substantially reduced our collateral postings since commencing our exit from the customer risk management business in late 2002. However, we continue to use a significant portion of our capital resources, in the form of cash and letters of credit, to satisfy counterparty collateral demands. The following table summarizes our consolidated collateral postings to third parties by operating division at May 3, 2004, March 31, 2004 and December 31, 2003:

	May 3, 2004	March 31, 2004	December 31, 2003
	(in millions)
GEN	$156	$155	$136
CRM	188	164	121
NGL	141	159	179
Other	7	9	8

Total	$492	$487	$444

The increase in collateral postings during the first quarter 2004 was due primarily to $22.5 million in cash collateral posted in connection with an existing CRM gas transaction, as well as changes in commodity prices. The increase in collateral postings since the end of the first quarter 2004 relates primarily to the CRM segment, as we are now posting approximately $17 million in additional collateral to support fuel purchases relating to the Sithe tolling arrangement and a legacy gas transaction in our Canadian CRM business. We anticipate that these additional collateral requirements could continue through the end of 2004.

Going forward, we expect counterparties’ collateral demands to continue to reflect changes in commodity prices, including seasonal changes in weather-related demand, as well as their views of our creditworthiness. We believe that we have sufficient capital resources to satisfy counterparties’ collateral demands, including those for which no collateral is currently posted, for at least the remainder of 2004. Over the longer term, we expect to achieve incremental reductions associated with the completion of our exit from the CRM business. Please see “—Results of Operations—2004 Outlook—CRM Outlook” below for a discussion of the expected collateral roll-off from this business.

Disclosure of Contractual Obligations and Contingent Financial Commitments

We have incurred various contractual obligations and financial commitments in the normal course of our operations and financing activities. Contractual obligations include future cash payments required under existing contractual arrangements, such as debt and lease agreements. These obligations may result from both general financing activities and from commercial arrangements that are directly supported by related revenue-producing activities. Contingent financial commitments represent obligations that become payable only if certain pre-defined events occur, such as financial guarantees.

Our contractual obligations and contingent financial commitments have changed since December 31, 2003, with respect to which information is included in our Form 10-K. In February 2004, we terminated our conditional purchase obligation related to 14 gas-fired turbines as part of a comprehensive settlement agreement with the manufacturer. No cash, other than $11 million previously paid to the manufacturer as a deposit, was provided as consideration for the termination. Therefore, our conditional purchase obligations of $615 million as reported on page 30 of our Form 10-K have been reduced by approximately $5 million in 2004, $144 million in 2005, $193 million in 2006, $113 million in 2007 and $24 million in 2008. There were no other material changes to our contractual obligations and contingent financial commitments since December 31, 2003.

Internal Liquidity Sources

Our primary internal liquidity sources are cash flows from operations, cash on hand and available capacity under our $1.1 billion revolving credit facility, which is scheduled to mature on February 15, 2005.

Cash Flows from Operations.    We had operating cash flows of $39 million in the three months ended March 31, 2004. Please read “—Results of Operations—Operating Income” and “—Cash Flow Disclosures” for a discussion of the primary factors impacting these operating cash flows.

As described above, much of our restructuring work has extended our significant debt maturities to 2008 and beyond, positioning us to benefit from the expected long-term recovery in the U.S. power markets. Our future financial condition and results of operations will be materially adversely affected if the U.S. power markets fail to recover in accordance with our expectations or if we experience significant price deterioration in the upstream portion of our NGL business. Please read Item 1. Business—Segment Discussion—Power Generation beginning on page 3 of our Form 10-K for a discussion of our current views on supply and demand in the regions where our power generation business operates. Please also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Internal Liquidity Sources—Cash Flows from Operations” beginning on page 34 of our Form 10-K for a discussion of our expectations regarding the financial impact of the expected recovery.

Over the longer term, our operating cash flows also will be impacted by, among other things, our ability to tightly manage our operating costs and to renew or replace our CDWR power purchase agreement. With respect to costs, in January 2004 we entered into a new rail transportation contract that we anticipate will reduce the fees associated with fuel procurement at our coal-fired generation facilities; however, in the first quarter 2004, these fee reductions were substantially offset by increased coal prices and higher costs associated with the purchase of emission credits. Our ability to achieve fuel-related and other targeted cost savings from our previously disclosed value creation project, a company-wide initiative focused on identifying opportunities to improve our operational efficiencies, in the face of industry-wide increases in labor and benefits costs, together with changes in commodity prices, will impact our future operating cash flows.

In addition, our CDWR and Illinois Power power purchase agreements expire by their terms on December 31, 2004. Our share of West Coast Power’s revenues under the CDWR agreement in 2003 totaled $305 million. We are actively pursuing a renewal or replacement of this agreement; however, we cannot make any assurances that an agreement can be reached on the same or similar terms, if at all. If we are unable to renew or replace this agreement, we will seek to sell the associated energy and capacity through other long-term arrangements or into the open market, where our operating cash flows would be dependent on then prevailing market prices and the market for capacity in California. Because we expect that the generating facilities supporting the CDWR contract would be significantly less profitable as merchant facilities, we may consider other alternatives if we are unable to enter into a renewal or replacement agreement, including shutting down one or more units if we no longer consider them commercially viable. Please read “—Results of Operations—2004 Outlook—GEN Outlook” for further discussion of the CDWR agreement and the anticipated impairments relating to its scheduled expiration.

We generated approximately $472 million in revenues under the Illinois Power power purchase agreement in 2003. In connection with Dynegy’s agreement to sell Illinois Power to Ameren, we agreed, conditioned upon the closing of the sale, to sell 2,800 MWs of capacity and up to 11.5 million MWh of energy to Illinois Power at fixed prices for two years beginning in January 2005. The closing of the sale to Ameren, which is expected by the end of 2004, is subject to receipt of required regulatory approvals and other closing conditions. Please read Note 22—Subsequent Event beginning on page F-62 of our Form 10-K for further discussion. In the event the sale of Illinois Power to Ameren does not close before the end of 2004, DPM and Illinois Power will enter into an interim power purchase agreement that would take effect once regulatory approval is obtained. Please read “—Results of Operations—2004 Outlook—GEN Outlook” for further discussion of this interim power purchase agreement.

Cash on Hand.    At May 3, 2004 and March 31, 2004, we had cash on hand of $253 million and $296 million, respectively. We intend to continue our disciplined cash management practices in an attempt to maintain our cash position. However, unforeseen events such as legal judgments or regulatory requirements, as well as litigation settlements or contract terminations, could negatively impact our ability to continue to do so.

Revolver Capacity.    Our primary credit facility is our $1.1 billion revolving credit facility, which is scheduled to mature on February 15, 2005. We currently have no drawn amounts under this facility, although as of May 3, 2004, we had $189 million in letters of credit issued under the facility. Our ability to borrow and/or issue letters of credit under a revolving credit facility could become increasingly important, particularly if we are unable to generate operating cash flows relative to our substantial debt obligations and ongoing operating requirements or to realize the asset sale proceeds we anticipate. In May 2004, we launched a new $1.3 billion credit facility, which is intended to replace our current $1.1 billion revolving credit facility. We expect that the new facility will have a term loan component as well as a revolving credit component, with respect to which we have received $625 million in aggregate commitments from the lead arrangers. The increased size of the new facility, which is targeted to close in the second quarter 2004, would be used to repay existing higher-cost debt and for general corporate purposes. We expect that the new facility would provide more flexible covenants, lower interest costs and a longer maturity than our current facility. However, changes in market conditions or other factors beyond our control could prevent us from closing on the new facility within the timeframe, at the level and on the terms and conditions expected, if at all.

Current Liquidity.    The following table summarizes our consolidated credit capacity and liquidity position at May 3, 2004, March 31, 2004 and December 31, 2003:

	May 3, 2004		March 31, 2004		December 31, 2003
	(in millions)
Total Revolver Capacity	$1,076	(1)	$1,088	(1)	$1,100
Outstanding Loans	—		—		—
Outstanding Letters of Credit Under Revolving Credit Facility	(189)		(208)		(188)

Unused Revolver Capacity	887		880		912
Cash	253	(2)	296	(2)	328

Total Available Liquidity	$1,140		$1,176		$1,240

(1)	The May 3, 2004 and March 31, 2004 amounts reflect $24 million and $12 million, respectively, of mandatory reductions of our revolving credit facility related to asset sales and dividend payments on Dynegy’s Series C preferred stock.
(2)	The May 3, 2004 and March 31, 2004 amounts include approximately $48 million of cash that remains in Canada and the U.K. that is associated primarily with contingent liabilities relating to our former Canadian and U.K. marketing and trading operations.

External Liquidity Sources

Our primary external liquidity sources are proceeds from asset sales and other types of capital-raising transactions, including potential equity issuances.

Asset Sale Proceeds.    Assuming continuation of the current commodity pricing environment, our estimated operating cash flows for 2004 will be insufficient to satisfy our capital expenditures, debt maturities, increased interest expenses and operating commitments. Accordingly, the receipt of proceeds from asset sales that we are currently pursuing will significantly impact our near-term financial condition.

In February 2004, Dynegy entered into an agreement to sell Illinois Power and its 20% interest in the Joppa power generation facility to Ameren for $2.3 billion. Upon closing of the transaction, which is subject to regulatory approvals and other closing conditions, Dynegy would receive approximately $400 million in cash, subject to working capital adjustments, and Ameren would deposit $100 million in escrow, subject to full release to Dynegy on December 31, 2010 or earlier upon the occurrence of specified events. We anticipate that the sale proceeds would be used primarily to repay a portion of the enterprise’s consolidated indebtedness. Please read Note 22—Subsequent Events beginning on page F-62 of our Form 10-K for further discussion of this transaction.

In an effort to maximize our return on investment and to clarify further our business strategy, we are pursuing or considering sales of other assets that we do not consider core to our operations. These assets primarily include our ownership interests in certain non-strategic domestic power generation facilities, which are detailed in Item 1. Business—Segment Discussion—Power Generation beginning on page 3 of our Form 10-K, as well as our minority ownership interests in one or more upstream or downstream NGL facilities. Since December 31, 2003, we have sold or entered into definitive agreements to sell the following assets:

•	In March 2004, we sold our remaining financial interest in the Hackberry LNG project for approximately $17 million in net cash proceeds.

•	In April 2004, we sold our interest in the Indian Basin Gas Processing Plant for approximately $48 million in net cash proceeds.

•	In February 2004, we entered into definitive agreements to sell our 50% interests in the 424 MW Oyster Creek power generating facility and the 123 MW Michigan Power power generating facility. The two transactions are expected to generate aggregate net cash proceeds of approximately $103 million and are targeted to close in the second quarter 2004, in each case subject to receipt of required lender and counterparty consents and other closing conditions.

Generally, the aggregate projected loss of earnings in 2004 associated with these assets is not considered material and is expected to be more than offset by the aggregate net gains on sale in 2004.

Our desire or ability to effect these or any other non-core asset sales is subject to a number of factors, many of which are beyond our control, including the market for the assets and investments being considered, the receipt of any regulatory and other approvals that may be required and the willingness of lenders and other counterparties to consent to a proposed transaction. Accordingly, we cannot guarantee that the pending sales or any other sales will be consummated or that the expected proceeds will be received. In addition, if the sales are consummated, we are required to use the proceeds in accordance with the restrictive covenants contained in our and Dynegy’s financing agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—External Liquidity Sources—Asset Sale Proceeds” beginning on page 36 of our Form 10-K for a discussion of the required use of proceeds under our and Dynegy’s current financing agreements.

We discuss and evaluate merger and acquisition activities as part of our ongoing business strategy. In the power generation industry, in particular, we believe that consolidation is likely to occur in the next several years. We further believe that our efficient and scalable operations platform, together with our multi-fuel capabilities and multi-region presence, position us to benefit from opportunities that might arise in connection with any consolidation transactions. However, as indicated above, our desire or ability to participate in any such transactions is subject to a number of factors beyond our control. As such, we cannot guarantee that any such transactions will occur, nor can we predict with any degree of certainty the impact of any such transactions on our financial condition or results of operations.

Capital-Raising Transactions.    As part of Dynegy’s ongoing efforts to develop a capital structure that is more closely aligned with the cash-generating potential of the consolidated enterprise’s asset-based businesses, including our own, each of which is subject to cyclical changes in commodity prices, Dynegy has previously indicated its intent to explore additional capital-raising transactions both in the near- and long-term. These transactions may include public or private equity issuances. Dynegy’s ability to issue public equity is enhanced by its effective shelf registration statement, under which it has approximately $430 million in remaining availability. However, the receptiveness of the capital markets to a public equity issuance cannot be assured and may be negatively impacted by, among other things, Dynegy’s non-investment grade credit ratings, significant debt maturities, long-term business prospects and other factors beyond its control. Dynegy’s ability to issue private equity could be similarly affected by these factors and, if such an issuance were completed, would likely be more costly, both in terms of required rates of return and other requirements typically associated with this type of transaction. Any issuance of equity likely would have other effects as well, including dilution of the interests of Dynegy’s shareholders.

The proceeds from any such issuance would be subject to the mandatory prepayment provisions contained in our financing agreements. Please read Note 12—Debt— Credit Facility beginning on page F-31 of our Form 10-K for further discussion.

Conclusion

For the rest of 2004, assuming continuation of the current commodity pricing environment, we expect that our operating cash flows will be insufficient to satisfy our capital expenditures, debt maturities, increased interest expenses and operating commitments. However, we believe that our cash on hand, together with proceeds from anticipated asset sales and capacity under our revolving credit facility, will be sufficient to discharge these obligations during this period. To further the consolidated enterprise’s deleveraging efforts, Dynegy has also expressed its intent to explore other capital-raising activities, including potential public or private equity issuances. Dynegy’s ability to raise additional funds may impact our ability to settle our significant ongoing litigation, as well as one or more of our four remaining power tolling arrangements, with respect to which we have substantial fixed payment obligations extending well into the future.

Our liquidity position and financial condition will be materially affected by a number of factors, including our ability to consummate non-core asset sales and, over the longer term, to generate cash flows from our asset-based energy businesses in relation to our substantial debt and commercial obligations, including increased interest expense, the fixed payment obligations associated with our CRM business and counterparty collateral requirements. Our liquidity position will be further impacted by Dynegy’s ability to consummate the sale of Illinois Power to Ameren, the proceeds of which would be used primarily to repay a portion of the enterprise’s consolidated indebtedness. Our future financial success is also substantially dependent on our ability to renew or replace our $1.1 billion revolving credit facility, which is scheduled to mature on February 15, 2005, with respect to which our ability to borrow and/or issue letters of credit could become increasingly important.

Our ability to generate operating cash flows from our asset-based energy businesses will be impacted by a number of factors, some of which are beyond our control, including weather, commodity prices, particularly for power and natural gas, and the success of our ongoing efforts to manage operating costs and capital expenditures. Over the longer term we believe that power prices will improve in some or all of the regions in which we operate as the supply-demand imbalance for power decreases. Much of the restructuring work that we did in 2003 has extended our significant debt maturities from 2005-2006 to 2008 and beyond, positioning us to benefit from earnings and growth opportunities associated with this expected recovery in the U.S. power markets. Additionally, although depressed frac spreads (i.e., the relationship between prices for natural gas and natural gas liquids) have negatively impacted our NGL segment’s downstream operations, our upstream business is currently operating in a relatively favorable pricing environment. Our future financial condition and results of operations will be materially adversely affected if the U.S. power markets fail to recover in accordance with our expectations or if we experience significant pricing deterioration in the NGL segment.

Please read “Uncertainty of Forward-Looking Statements and Information” for additional factors that could impact our future operating results and financial condition.

FACTORS AFFECTING FUTURE RESULTS OF OPERATIONS

In “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” beginning on page 25 of our Form 10-K, we detailed the primary factors that have impacted, and are expected to continue to impact, the earnings and cash flows from our business segments and other operations. Our results of operations during the remainder of 2004 and beyond may be significantly affected by any or all of these factors, including the following factors in particular:

•	Changes in commodity prices, including the relationships between prices for power and natural gas or other power generating fuels, commonly referred to as the “spark spread” or “dark spread” depending on the fuel type, and the frac spread;

•	Our ability to control our capital expenditures, which primarily are limited to maintenance, safety, environmental and reliability projects, and other costs through disciplined management and safe, efficient operations;

•	The impact of reduced market liquidity and counterparty collateral demands on our ability to sell our energy products through forward sales or similar transactions;

•	Our ability to address the substantial long-term payment obligations associated with our four remaining power tolling arrangements, the restructuring or termination of one or more of which likely would require a significant cash payment; and

•	The impact of increased interest expense primarily attributable to our recent restructuring and refinancing transactions and our non-investment grade credit ratings.

Please read “Uncertainty of Forward-Looking Statements and Information” for additional factors that could impact our future operating results.

RESULTS OF OPERATIONS

Overview and Discussion of Comparability of Results.    In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the three-month periods ended March 31, 2004 and 2003. At the end of this section, we have included our 2004 outlook for each segment.

We report our operations in the following segments: GEN, NGL and CRM. Other reported results include corporate overhead. All direct general and administrative expenses incurred by us on behalf of our subsidiaries are charged to the applicable subsidiary as incurred. Other income (expense) items incurred by us on behalf of our subsidiaries are charged directly to the three segments.

Summary Financial Information.    The following tables provide summary financial data regarding our consolidated and segmented results of operations for the three-month periods ended March 31, 2004 and 2003, respectively:

Quarter Ended March 31, 2004

	GEN	NGL	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$51	$67	$(13)	$(52)	$53
Earnings from unconsolidated investments	37	2	—	—	39
Other items, net	—	(4)	3	12	11
Interest expense					(88)

Income from continuing operations before taxes					15
Income tax expense					(6)

Income from continuing operations					9
Income from discontinued operations, net of taxes					12

Net income					$21

Quarter Ended March 31, 2003

	GEN	NGL	CRM	Other and Eliminations	Total
	(in millions)
Operating income (loss)	$83	$51	$38	$(43)	$129
Earnings from unconsolidated investments	38	3	11	—	52
Other items, net	3	(5)	26	(1)	23
Interest expense					(68)

Income from continuing operations before taxes					136
Income tax expense					(50)

Income from continuing operations					86
Loss on discontinued operations, net of taxes					(10)
Cumulative effect of change in accounting principles, net of taxes					57

Net income					$133

The following table provides summary segmented operating statistics for the three months ended March 31, 2004 and 2003, respectively:

	Quarter Ended March 31,
	2004	2003
Power Generation
Million megawatt hours generated—gross	10.6	9.9
Million megawatt hours generated—net	10.1	9.4
Average natural gas price—Henry Hub ($/MMbtu)(1)	$5.61	$6.30
Average on-peak market power prices ($/MW hour)
Cinergy	$42	$50
Commonwealth Edison	$41	$48
Southern	$43	$49
New York—Zone G	$64	$75
ERCOT	$41	$47

Natural Gas Liquids
Gross NGL production (MBbls/d):
Field plants	57.9	56.0
Straddle plants	23.9	26.8

Total gross NGL production	81.8	82.8

Natural gas (residue) sales (Bbtu/d)	217.1	209.5

Natural gas inlet volumes (MMCFD):
Field plants	566.4	567.6
Straddle plants	867.4	1,394.2

Total natural gas inlet volumes	1,433.8	1,961.8

Fractionation volumes (MBbls/d)	185.0	175.5
Natural gas liquids sold (MBbls/d)	301.4	364.3
Average commodity prices:
Crude oil—WTI ($/Bbl)	$34.77	$34.43
Natural gas—Henry Hub ($/MMbtu)(2)	$5.69	$6.61
Natural gas liquids ($/Gal)	$0.62	$0.62
Fractionation spread ($/MMBtu)—daily	$1.39	$0.67

(1)	Calculated as the average of the daily gas prices for the period.
(2)	Calculated as the average of the first of the month prices for the period.

The following tables summarize significant items on a pre-tax basis, with the exception of the 2004 tax item, affecting net income for the periods presented.

	Quarter Ended March 31, 2004
	GEN	NGL	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$—	$17	$—	$17
Gain on sale of Hackberry LNG	—	17	—	—	17
Legal and severance reserves	2	—	—	(15)	(13)

Total	$2	$17	$17	$(15)	$21

	Quarter Ended March 31, 2003
	GEN	NGL	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$—	$(15)	$—	$(15)
Cumulative effect of change in accounting principles	47	—	43	—	90

Total	$47	$—	$28	$—	$75

Operating Income

Operating income was $53 million for the quarter ended March 31, 2004, compared to $129 million for the quarter ended March 31, 2003.

GEN.    Operating income for the GEN segment was $51 million for the quarter ended March 31, 2004, compared to $83 million for the quarter ended March 31, 2003.

Operating income in 2004 included a $26.5 million decrease related to pricing and a $14.9 million increase due to generated volumes versus 2003. The decrease related to pricing includes the mark-to-market effects of changes in the fair value of derivative contracts not accounted for as hedges, as further discussed below. Higher demand in the Midwest and Northeast regions because of colder than normal weather conditions during the first quarter 2003 that did not re-occur in the first quarter of this year resulted in significantly lower average prices in 2004. Average on-peak prices in the Midwest and Northeast regions during the first quarter 2004 decreased 13% and 15%, respectively. The earnings from our peaking generation facilities, which include both capacity and energy sales, continued to be unfavorably impacted by compressed natural gas spark spreads and overcapacity in the generation marketplace in the first quarter 2004.

Aggregate volumes were 8% higher quarter over quarter. The net MWh generated in the Midwest during the first quarter 2004 remained flat relative to the same period in 2003 at 5.5 million MWh. However, the Northeast produced 2.3 million MWh in 2004 compared to 1.4 million MWh in 2003. Higher volumes in the Northeast resulted primarily from Roseton’s dual fuel capability and increased run time due to the favorable spread between fuel oil and natural gas prices.

The decrease in operating income in the first quarter 2004 also reflects the loss of approximately $6 million of capacity revenues in the Southeast region related to a contract that expired at the end of 2003. Depreciation and amortization expense increased approximately $6 million quarter over quarter, largely due to the completion of the Rolling Hills facility in June 2003. Additionally, the first quarter 2004 includes an increase of approximately $5 million in operating expenses over the first quarter 2003 due to the timing of expenditures and an increase in generated volumes.

GEN’s reported operating income for the 2004 and 2003 periods includes approximately $3.5 million and $13.4 million, respectively, of mark-to-market income related to derivative contracts that did not meet the criteria for hedge accounting under SFAS No. 133 and, therefore, were accounted for on a mark-to-market basis.

In March 2004, we tested our CoGen Lyondell facility for an impairment based on the identification of a triggering event as defined by SFAS No. 144. After performing the test, we concluded that no impairment was necessary as the estimated undiscounted cash flows exceeded the book value of the facility.

NGL.    Operating income for the NGL segment was $67 million for the quarter ended March 31, 2004, compared to $51 million for the quarter ended March 31, 2003. Operating income for the first quarter 2004 included a $17 million gain associated with the sale of our remaining financial interest in the Hackberry LNG project; operating income for the first quarter 2003 included a $2.5 million gain associated with the expiration of an environmental guarantee. Please see Note 2—Dispositions and Discontinued Operations for further discussion. Also, please read Item 1. Business—Segment Discussion—Natural Gas Liquids beginning on page 8 of our Form 10-K for a detailed description of the NGL segment, including its contract portfolio.

While overall profitability of the NGL segment was relatively flat quarter over quarter, we experienced higher results in our gathering and gas processing assets and lower results in our wholesale marketing and marketing businesses as compared to 2003.

Gathering and processing experienced 14% lower absolute commodity prices for natural gas and approximately the same price for natural gas liquids in the first quarter 2004. Frac spreads increased quarter over quarter but continued to be lower than required to support liquids extraction under keep whole processing contracts.

The shift from approximately 85% percentage of proceeds and 15% keep whole contracts to almost 98% percentage of proceeds contracts contributed to a 7% increase in processing plant margins at our field plants even in the current lower commodity price environment. Net natural gas liquids production declined and natural gas net to our account increased as compared to 2003 due to the difference in settlement terms between the two types of contracts. Gross natural gas liquids production for field plants increased by 3% quarter over quarter, primarily due to increased production in the highly active drilling area in North Texas.

Processing margins at our straddle plants were 33% lower and liquids volumes produced were 11% lower than in 2003. Frac spreads in 2004 increased to $1.39, up from $0.67 in 2003. Even at this higher frac spread, it is still not profitable to recover liquids in most cases. Straddle plant volumes declined year-on-year as fewer interstate pipelines enforced operational flow orders to control hydrocarbon quality specifications in 2004 compared to 2003.

In our downstream business, volumes available for fractionation increased slightly to 185.0 MBbls/d in 2004 versus 175.5 MBbls/d in 2003. Volumes increased at both our Mont Belvieu and Lake Charles plants. Higher import volumes benefited Mont Belvieu, and we saw more volume at our Lake Charles fractionator as a third-party processing plant that feeds our fractionator resumed processing.

In our wholesale marketing operations, results were materially the same quarter over quarter. We again experienced strong weather-driven propane sales in our market areas in the first quarter 2004 and comparable natural gas liquids commodity prices on contracts where we retain a percentage of the sales price as a fee for marketing natural gas liquids on behalf of others, such as in our refinery services agreements. Our marketing results declined from prior period levels as the same period of 2003 experienced high volatility and a strong and steady increase in natural gas liquids prices resulting in high margins throughout the quarter, while this year prices were relatively stable during the quarter. We continue to be impacted negatively due to reduced overall market liquidity. Marketed volumes declined from approximately 364.3 MBbls/d in the first quarter 2003 to approximately 301.4 MBbls/d in the first quarter 2004 due to our decision to curtail low margin sales and reduce inventory risk. This volumetric decline had little impact on our operating income.

CRM.    Operating income (loss) for the CRM segment was $(13) million for the quarter ended March 31, 2004, compared to $38 million for the quarter ended March 31, 2003. Results for 2004 primarily relate to fixed payments on our remaining power tolling arrangements in excess of realized margins on power generated and sold. Results for 2003 include approximately $61 million associated with sales of natural gas in storage, which had previously been recorded at fair value (please read Note 1—Accounting Policies—EITF Issue 02-03 for additional details) and gains in value of our remaining marketing and trading portfolio.

Other.    Other operating loss was $52 million for the quarter ended March 31, 2004, compared to $43 million for the quarter ended March 31, 2003. Results for 2004 include approximately $13 million of expenses related to increased legal and severance reserves. The increased legal reserves resulted from additional activities during the quarter that affected management’s assessment of the probable and estimable loss associated with the applicable proceedings. Please read Note 3—Restructuring Charges for a discussion of the increased severance reserve. This increase was partially offset by lower compensation costs in the 2004 period.

Earnings from Unconsolidated Investments

Our earnings from unconsolidated investments were approximately $39 million for the quarter ended March 31, 2004, compared to $52 million for the quarter ended March 31, 2003.

GEN.    GEN’s earnings from unconsolidated investments were approximately $37 million for the quarter ended March 31, 2004, compared to $38 million for the quarter ended March 31, 2003. Earnings from our West Coast Power investment are the primary driver of results for each of these periods. West Coast Power provided equity earnings of approximately $35 million for the quarter ended March 31, 2004, compared to $29 million for the quarter ended March 31, 2003.

Earnings at West Coast Power were higher quarter over quarter due to higher realized margins resulting from forward hedges put in place in connection with the execution of the CDWR contract. Please read Item 1.

Business—Segment Discussion—Power Generation—West region—Western Electricity Coordinating Council (WECC) beginning on page 7 of our Form 10-K for further discussion of the CDWR contract.

In February 2004, we entered into a definitive agreement to sell our 50% interest in the 123 MW Michigan Power power generating facility. This transaction is targeted to close during the second quarter 2004, subject to the receipt of required lender and counterparty consents, and is expected to generate aggregate net cash proceeds of approximately $25 million. In the first quarter 2004, we recorded an impairment of approximately $7 million related to the anticipated sale of Michigan Power, which offset our share of Michigan Power’s earnings for the quarter. The net loss related to Michigan Power recorded in the first quarter 2004 was $2.3 million. Please read Note 5—Unconsolidated Investments for further discussion of accounting relating to this pending sale. We are continuing to pursue opportunities to sell our interests in other domestic projects, none of which are considered core to our power generation business.

NGL.    NGL’s earnings from unconsolidated investments were approximately $2 million for the quarter ended March 31, 2004, compared to $3 million for the quarter ended March 31, 2003. Lower realized liquids prices at our VESCO partnership complex and lower fractionation fees at our Gulf Coast Fractionator investment contributed to this decline in earnings.

CRM.    CRM’s earnings from unconsolidated investments were zero for the quarter ended March 31, 2004, compared to $11 million for the quarter ended March 31, 2003. As of December 31, 2003, CRM has no material unconsolidated investments. As such, 2004 and future results are expected to be de minimis. The earnings in 2003 primarily related to our Nicor Energy joint venture, the operations of which were sold in the first half of 2003.

Interest Expense

Interest expense totaled $88 million for the quarter ended March 31, 2004, compared to $68 million for the quarter ended March 31, 2003. The significant increase in 2004, as compared to 2003, is attributable to higher average interest rates on borrowings related to the new securities issued in connection with our August and October 2003 refinancings.

Other Items, Net

Other items, net consists of other income and expense items, net, minority interest income (expense) and accumulated distributions associated with trust preferred securities. Other items, net totaled $11 million for the quarter ended March 31, 2004, compared to $23 million for the quarter ended March 31, 2003. The decrease in 2004, as compared to 2003, is due to lower minority interest income, partially offset by mark-to-market income recognized in the first quarter 2004 associated with interest rate swaps.

Income Tax Benefit / (Expense)

We reported an income tax expense during the quarter ended March 31, 2004 of $6 million. The effective tax rates for 2004 and 2003 are 40% and 37%, respectively. In general, differences between these effective rates and the statutory rate of 35% result primarily from the effect of certain foreign and state income taxes and permanent differences attributable to book-tax differences.

Discontinued Operations

Discontinued operations includes our global liquids business in the NGL segment, our U.K. natural gas storage assets and our U.K. CRM business in the CRM segment. The pre-tax gain of $17 million ($12 million after-tax) for the quarter ended March 31, 2004 relates to the U.K. CRM business, primarily due to translation gains recognized on the repatriation of cash from the U.K. The pre-tax loss of $15 million ($10 million after-tax) for the quarter ended March 31, 2003 relates to the operations of our U.K. CRM operations.

Cumulative Effect of Change in Accounting Principles

We reflected EITF Issue 02-03’s rescission of EITF Issue 98-10 effective January 1, 2003 as a cumulative effect of a change in accounting principle. The net impact was a pre-tax benefit of $33 million ($21 million after-tax), of which a benefit of $43 million was recognized in our CRM segment and a charge of $10 million was recognized in our GEN segment. We also adopted SFAS No. 143 effective January 1, 2003 and recognized a pre-tax benefit of $57 million ($36 million after-tax) in our GEN segment associated with its implementation.

Please read Note 1—Accounting Policies for further discussion of our adoption of new accounting policies.

2004 Outlook

The following summarizes our outlook for the remainder of 2004 for our three reportable segments.

GEN Outlook.    This segment’s future financial results will continue to reflect a sensitivity to power prices and weather conditions. We will continue our efforts to manage price risk through the optimization of fuel procurement and the marketing of power generated from our assets. Our sensitivity to prices and our ability to manage this sensitivity is subject to a number of factors, including general market liquidity, particularly in forward years, our ability to provide necessary collateral support and the willingness of counterparties to transact business with us given our non-investment grade credit ratings.

As discussed in Item 1. Business—Segment Discussion—Power Generation beginning on page 3 of our Form 10-K, we enter into sales of capacity from our generation assets, which provide a revenue stream independent of energy sales. In late 2003 and continuing into 2004, we have seen increases in the market for capacity-related products from our peaking and intermediate generation facilities.

At the beginning of 2004, a substantial portion of our 2004 operating margin was under contract or hedged. The primary contracts included the CDWR contract held by West Coast Power and the Illinois Power power purchase agreement. Our future results of operations will be significantly impacted by our ability to extend or renew these agreements. West Coast Power, whose equity earnings are primarily derived from the CDWR contract, has been our largest contributor in terms of earnings from unconsolidated investments. The scheduled expiration of the CDWR contract in December 2004 will negatively impact the fair value of our investment in West Coast Power. As the value of the CDWR contract is realized through 2004, the fair value of our investment in West Coast Power will decline and, accordingly, we anticipate that the remaining value of the investment will be less than its book value. As a result, we will evaluate our investment quarterly and anticipate such reviews will necessitate an impairment of our investment of approximately $70 to $80 million during the remainder of 2004. Please read Note 8—Commitments and Contingencies—FERC and Related Regulatory Investigations—Requests for Refunds for further discussion of the legal challenges to the CDWR contract. Please also read “—Liquidity and Capital Resources—Internal Liquidity Sources—Cash Flows from Operations” for a discussion of our efforts to seek a renewal or replacement of the CDWR contract.

The current power purchase agreement between DMG and Illinois Power will terminate on December 31, 2004. In connection with Dynegy’s sale of Illinois Power to Ameren, DPM has agreed, conditioned on the closing of the sale, to enter into a two-year power purchase agreement with Ameren with volumes comparable to our current agreement. However, in the event the sale of Illinois Power to Ameren does not close before the end of 2004, DPM and Illinois Power will enter into an interim power purchase agreement that would take effect once regulatory approval is obtained and only if the pending sale is not completed by December 31, 2004. This interim power purchase agreement would remain in effect only until the earlier of the closing of the pending sale or December 31, 2006, which latter date coincides with the expiration of the retail electric rate freeze in the State of Illinois. The interim power purchase agreement, which would provide for capacity and energy to serve Illinois Power’s customers through 2006 if the pending sale is not consummated, contains terms and conditions, including pricing terms, substantially similar to those contained in the Ameren power purchase agreement.

We recently executed agreements to sell our 50% interests in the 424 MW Oyster Creek power generating facility and the 123 MW Michigan Power power generating facility. Additionally, we are continuing to pursue sales of our interests in a number of other similar facilities that we consider non-strategic to this business, including the Commonwealth, Black Mountain and Hartwell facilities. We hold ownership interests of 50% in each of these projects, which aggregate less than 500 MWs of net generating capacity. These investments contributed approximately $25 million in earnings to our full year 2003 results, exclusive of any impairment charges. Please read Note 5—Unconsolidated Investments for further discussion of these investments. Our ability to consummate these sales on the terms and within the timeframes we anticipate is subject to several factors, many of which are beyond our control, including the willingness of lenders and other counterparties to consent to a proposed transaction.

NGL Outlook.    This segment’s financial results will continue to reflect sensitivity to natural gas and natural gas liquids prices, and we expect that the 2004 pricing environment will continue to be similar to what we experienced in 2003. Our upstream contract settlements under percentage of proceeds and percentage of liquids contracts will continue to benefit from these relatively high prices; our hybrid contracts, which are sensitive to frac spread, will generally revert from percentage of liquids settlements to fee settlements. Natural gas liquids production from both our own and third-party natural gas processing plants that are exposed to frac spread will continue to be reduced as frac spreads remain lower than that required to justify economic extraction of natural gas liquids in today’s natural gas price environment.

The impact of these lower processing volumes is an ongoing reduction of natural gas liquids supply to our and third parties’ fractionation, storage and distribution infrastructure, similar to 2003. Accordingly, aggressive competition exists between fractionators for available volumes, causing a reduction in fees paid for fractionation services.

Straddle plant gas processing in the Gulf of Mexico will continue to be negatively impacted by uncertainty surrounding the determination of gas quality specifications for liquefiable hydrocarbons. Over the past several years extraction economics have been generally poor, causing pipeline companies to become increasingly concerned about heavy hydrocarbons that have been left in the natural gas entering their systems instead of being extracted. These heavy hydrocarbons cause pipeline operational and safety concerns. As a result, many have used emergency powers (operational flow orders or critical notices) to force producers to extract heavy hydrocarbons by processing their gas. While industry stakeholders respond to recent FERC decisions directing pipeline companies to address this issue in their tariff, there is significant lack of clarity around when and where processing is required. The result is a patchwork of pipeline policies and practices, leaving producers and processors without clearly defined ground rules. As a result, contracting gas and planning straddle plant operations are difficult. Resolution of the issue is currently being pursued through the Natural Gas Council, FERC and other affected stakeholders.

Drilling rig rates for natural gas throughout our core processing areas in New Mexico, West Texas, North Texas and offshore Louisiana continue to increase, consistent with natural gas prices that have averaged $5 - $6/MMBtu. Continued exploration and production at these levels will benefit our upstream business by providing additional volumes for gathering and processing. If natural gas prices were to decline in the future, resulting in reduced drilling activities, this segment’s results could be adversely affected.

While we have not experienced significant turnover in customer contracts as a result of our non-investment grade credit ratings, we have been required to provide collateral or other adequate assurance of our obligations in connection with many of our commercial relationships. On occasion, we have been unable to satisfy efficiently a potential new customer’s concerns about our credit ratings. We expect similar collateral requirements until such time as our credit ratings measurably improve. Our ability to hedge future natural gas liquids production during 2004 will again be limited by reduced market liquidity and our obligation to post collateral.

We intend to continue our aggressive North Texas gathering system expansion, where additional compression and plant debottlenecking are expected to add volumes to our expanded Chico gas processing plant. We also intend to continue to review our asset portfolio to maximize return on investment. We have identified and sold a few assets that are not strategic to our core operations, including our interests in Hackberry LNG and Indian Basin. We may pursue sales of other assets if the price is sufficient to mitigate the anticipated impact on future earnings. Please see “—Liquidity and Capital Resources—External Liquidity Sources—Asset Sale Proceeds” for further discussion.

CRM Outlook.    Our CRM business’ future results of operations will be significantly impacted by our ability to execute our exit strategy. We continue to explore opportunities to assign or renegotiate the terms of our remaining long-term power tolling arrangements as well as the related gas transportation agreements. If we do not renegotiate or terminate these power tolling arrangements, these arrangements will continue to impact negatively our earnings and cash flows based on the current pricing environment. Even if we do renegotiate or terminate some of these arrangements, we could be required to pay a significant amount of cash relating to any such renegotiation or termination which would also negatively impact earnings and cash flows. For a discussion of our annual and long-term obligations under these arrangements, see Item 1. Business—Segment Discussion—Customer Risk Management beginning on page 15 of our Form 10-K.

The earnings of the CRM segment may also be significantly impacted, either positively or negatively, by mark-to-market changes in the value of a derivative contract associated with the Sithe Independence tolling agreement as power and gas prices change.

We have posted approximately $164 million of collateral associated with this business. Approximately $15 million of this balance relates to our tolling arrangements. An additional $43 million relates to the ABG Gas Supply gas contract, which will expire in the first quarter of 2006. The remaining $106 million is related to our legacy gas and power positions, which collateral will be substantially eliminated by 2007.

Cash Flow Disclosures

The following tables include data from the operating section of the condensed consolidated statements of cash flows and include cash flows from our discontinued operations, which are disclosed on a net basis in loss on discontinued operations, net of tax, in the condensed consolidated statements of operations:

	For the Quarter Ended March 31, 2004
	GEN	NGL	CRM	Other & Eliminations	Consolidated
	(in millions)
Operating Cash Flows Before Changes in Working Capital	$136	$69	$(43)	$(99)	$63
Changes in Working Capital	26	52	(42)	(60)	(24)

Net Cash Provided by (Used in) Operating Activities	$162	$121	$(85)	$(159)	$39

	For the Quarter Ended March 31, 2003
	GEN	NGL	CRM	Other & Eliminations	Consolidated
	(in millions)
Operating Cash Flows Before Changes in Working Capital	$94	$81	$140	$(83)	$232
Changes in Working Capital	(30)	(39)	139	(30)	40

Net Cash Provided by (Used in) Operating Activities	$64	$42	$279	$(113)	$272

Operating Cash Flow.    Our cash flow provided by operations totaled $39 million for the quarter ended March 31, 2004. Our GEN and NGL segments provided positive cash flow from operations: GEN provided cash flow from operations of $162 million due to positive earnings for the period; and NGL provided cash flow from operations of $121 million primarily due to inventory decreases and positive earnings for the period. Our CRM segment used approximately $85 million in cash primarily due to fixed payments associated with the power tolling arrangements and the related gas transport agreements. Other and eliminations includes a use of approximately $159 million in cash primarily due to interest payments to service debt and general and administrative expenses.

Our cash flow provided by operations totaled $272 million for the quarter ended March 31, 2003. Cash provided in 2003 primarily relates to collateral returns, settlements of risk management assets and sales of natural gas storage from our CRM business and the operational performances of our GEN and NGL segments. Our GEN segment provided cash flows of $64 million largely due to strong commodity prices. Similarly, our NGL segment contributed cash flows from operations of $42 million due to increasing commodity prices, which benefited our upstream and marketing businesses, offset by higher prepayments. General and administrative costs partially offset these positive operational cash flows during the quarter ended March 31, 2003.

Capital Expenditures and Investing Activities.    Cash used in investing activities during the quarter ended March 31, 2004 totaled $48 million. Capital spending of $25 million was primarily comprised of $14 million and $9 million in the GEN and NGL segments, respectively. The capital spending for the GEN segment primarily related to maintenance capital projects. Capital spending in our NGL segment primarily related to maintenance capital projects and wellconnects, as well as approximately $2 million on a gathering system expansion. Proceeds from asset sales primarily included $17 million in proceeds from the sale of our remaining financial interest in the Hackberry LNG project.

Cash provided by investing activities during the quarter ended March 31, 2003 totaled $61 million. Capital spending of $52 million was principally comprised of $37 million and $12 million in the GEN and NGL segments, respectively, primarily representing improvements to our existing asset base. The capital spending for the GEN segment included approximately $17 million spent on the construction of Rolling Hills, with respect to which commercial operation began in June 2003. Proceeds from asset sales primarily included $20 million in proceeds from the sale of SouthStar.

Financing Activities.    Cash used in financing activities during the quarter ended March 31, 2004 totaled $22 million. Repayments of long-term debt consisted of $19 million in payments under the ABG Gas Supply financing.

Cash provided by financing activities during the quarter ended March 31, 2003 totaled $581 million. During the three months ended March 31, 2003, we borrowed $712 million, net, under our revolving credit facilities. Repayments of long-term debt totaled $131 million for the three months ended March 31, 2003 and consisted of the following: (1) payments of $94 million under the Renaissance and Rolling Hills interim financing; (2) payments of $19 million under the Black Thunder secured financing; and (3) payments of $18 million under the ABG Gas Supply financing.

RISK-MANAGEMENT DISCLOSURES

The following table provides a reconciliation of the risk-management data on the unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows:

As of and for the Quarter Ended March 31, 2004
(in millions)
Balance Sheet Risk-Management Accounts
Fair value of portfolio at January 1, 2004	$(137)
Risk-management gains recognized through the income statement in the period, net	16
Cash paid related to risk-management contracts settled in the period, net	26
Changes in fair value as a result of a change in valuation technique(1)	—
Non-cash adjustments and other(2)	(92)

Fair value of portfolio at March 31, 2004	$(187)

Income Statement Reconciliation
Risk-management gains recognized through the income statement in the period, net	$16
Physical business recognized through the income statement in the period, net(3)	(21)
Non-cash adjustments and other	(3)

Net recognized operating loss	$(8)

Cash Flow Statement
Cash paid related to risk-management contracts settled in the period, net	$(26)
Estimated cash paid related to physical business settled in the period, net(3)	(21)
Timing and other, net(4)	15

Cash paid during the period	$(32)

Risk-Management cash flow adjustment for the quarter ended March 31, 2004 (5)	$(24)

(1)	Our modeling methodology has been consistently applied.
(2)	This amount primarily consists of changes in value associated with cash flow hedges on forward power sales.
(3)	This amount includes capacity payments on our power tolling arrangements.
(4)	This amount consists primarily of cash received in connection with the settlement of cash flow hedges.
(5)	This amount is calculated as “Cash paid during the period” less “Net recognized operating loss.”

The net risk management liability of $187 million is the aggregate of the following line items on the condensed consolidated balance sheets: Current Assets—Assets from risk-management activities, Other Assets—Assets from risk-management activities, Current Liabilities—Liabilities from risk-management activities and Other Liabilities—Liabilities from risk-management activities.

Risk-Management Asset and Liability Disclosures.    The following tables depict the mark-to-market value and cash flow components of our net risk-management assets and liabilities at March 31, 2004 and December 31, 2003:

Mark-to-Market Value of Net Risk-Management Assets(1)

	Total	2004(2)	2005	2006	2007	2008	Thereafter
	(in millions)
March 31, 2004	$(117)	$(15)	$(9)	$(14)	$(40)	$(13)	$(26)
December 31, 2003	(144)	(22)	(17)	(25)	(39)	(12)	(29)

Increase (decrease)	$27	$7	$8	$11	$(1)	$(1)	$3

(1)	The table reflects the fair value of our risk-management asset position, which considers time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges. The net risk-management liabilities at March 31, 2004 of $187 million on the unaudited condensed consolidated balance sheets include the $117 million herein as well as hedging instruments. Cash flows have been segregated between periods based on the delivery date required in the individual contracts.
(2)	Amounts represent April 1 to December 31, 2004 values in the March 31, 2004 row and January 1 to December 31, 2004 values in the December 31, 2003 row.

Cash Flow Components of Net Risk-Management Asset

	Three Months Ended March 31, 2004	Nine Months Ended December 31, 2004	Total 2004	2005	2006	2007	2008	Thereafter
	(in millions)
March 31, 2004(1)	$(7)	$(11)	$(18)	$(7)	$(14)	$(43)	$(15)	$(33)
December 31, 2003			(17)	(14)	(24)	(43)	(15)	(39)

Increase (Decrease)			$(1)	$7	$10	$—	$—	$6

(1)	The cash flow values for 2004 reflect realized cash flows for the three months ended March 31, 2004 and anticipated undiscounted cash inflows and outflows by contract based on the tenor of individual contract position for the remaining periods. These anticipated undiscounted cash flows have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges.

The following table provides an assessment of net contract values by year as of March 31, 2004, based on our valuation methodology.

Net Fair Value of Risk-Management Portfolio

	Total	2004	2005	2006	2007	2008	Thereafter
	(in millions)
Market Quotations(1)	$(61)	$(15)	$(12)	$(3)	$(27)	$(2)	$(2)
Prices Based on Models	(56)	—	3	(11)	(13)	(11)	(24)

Total	$(117)	$(15)	$(9)	$(14)	$(40)	$(13)	$(26)

(1)	Prices obtained from actively traded, liquid markets for commodities other than natural gas positions. All natural gas positions for all periods are contained in this line based on available market quotations.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.” All statements included or incorporated by reference in this quarterly report, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, include anticipated cash flows from operations and asset sale proceeds for 2004;

•	expectations regarding capital expenditures, interest expense and other payments;

•	our ability to execute the cost-savings measures we have identified;

•	our beliefs and assumptions relating to our liquidity position, including our ability to satisfy or refinance our significant debt maturities and other obligations before or as they come due, particularly our $1.1 billion revolving credit facility;

•	our ability to address our substantial leverage;

•	our ability to compete effectively for market share with industry participants;

•	beliefs about the outcome of legal and administrative proceedings, including matters involving the western power and natural gas markets, Dynegy’s shareholder claims and environmental and master netting agreement matters, as well as the investigations primarily relating to Project Alpha and our past trading practices;

•	our and Dynegy’s ability to consummate the disposition of specified non-strategic assets on the terms and in the timeframes anticipated, particularly the agreed upon sale of Illinois Power by Dynegy to Ameren; and

•	our ability to complete our exit from the CRM business and the costs associated with this exit.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the timing and extent of changes in weather and commodity prices, including the relationships between prices for power and natural gas or other power generating fuels, commonly referred to as the “spark spread” or “dark spread” depending on the fuel type, and the frac spread;

•	the effects of competition in our asset-based business lines;

•	the effects of the proposed sale of specified non-strategic assets, particularly Dynegy’s agreed upon sale of Illinois Power to Ameren;

•	the condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions, and Dynegy’s ability to engage in capital-raising transactions;

•	our and Dynegy’s financial condition, including our ability to satisfy the consolidated enterprise’s significant debt maturities;

•	our ability to realize our significant deferred tax assets, including loss carryforwards;

•	the effectiveness of our risk-management policies and procedures and the ability of our counterparties to satisfy their financial commitments;

•	the liquidity and competitiveness of wholesale trading markets for energy commodities, particularly natural gas, electricity and natural gas liquids;

•	operational factors affecting the start up or ongoing commercial operations of our power generation, natural gas and natural gas liquids facilities, including catastrophic weather-related damage, regulatory approvals, permit issues, unscheduled blackouts, outages or repairs, unanticipated changes in fuel costs or availability of fuel emission credits, the unavailability of gas transportation and the unavailability of electric transmission service or workforce issues;

•	increased interest expense and the other effects of our 2003 restructuring and refinancing transactions, including the security arrangements and restrictive covenants contained in the related financing agreements;

•	counterparties’ collateral demands and other factors affecting our liquidity position and financial condition;

•	our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) tightly and generate earnings and cash flow from our asset-based businesses in relation to our substantial debt and other obligations;

•	the direct or indirect effects on our business of any further downgrades in our credit ratings (or actions we may take in response to changing credit ratings criteria), including refusal by counterparties to enter into transactions with us and our inability to obtain credit or capital in amounts or on terms that are considered favorable;

•	the costs and other effects of legal and administrative proceedings, settlements, investigations and claims, including legal proceedings related to the western power and natural gas markets, Dynegy’s shareholder claims, claims arising out of the CRM business and environmental liabilities that may not be covered by indemnity or insurance, as well as the FERC, U.S. Attorney and other similar investigations primarily surrounding Project Alpha and our past trading practices;

•	other North American regulatory or legislative developments that affect the regulation of the electric utility industry, the demand and pricing for energy generally, increase in the environmental compliance cost for our facilities or that impose liabilities on the owners of such facilities; and

•	general political conditions and developments in the United States and in foreign countries whose affairs affect our asset-based businesses including any extended period of war or conflict.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-Q. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.

All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, except as otherwise required by applicable law.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the unaudited condensed consolidated financial statements for a discussion of recently issued accounting pronouncements affecting us. Specifically, we adopted certain provisions of FIN No. 46R on March 31, 2004.

CRITICAL ACCOUNTING POLICIES

Please read “Critical Accounting Policies” beginning on page 53 of our Form 10-K for a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of our Form 10-K.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk beginning on page 60 of our Form 10-K for a discussion of our exposure to commodity price variability and other market risks, including foreign currency exchange rate risk. Following is a discussion of the more material of these risks and our relative exposures as of March 31, 2004.

Value at Risk (“VaR”).    The following table sets forth the aggregate daily VaR of the mark-to-market portion of Dynegy’s risk-management portfolio primarily associated with the GEN and CRM segments.

Daily and Average VaR for Risk-Management Portfolio

	March 31, 2004	December 31, 2003
	(in millions)
One Day VaR—95% Confidence Level	$5	$4
One Day VaR—99% Confidence Level	$7	$6
Average VaR for the Year-to-Date Period—95% Confidence Level	$4	$6

Credit Risk.    The following table represents our credit exposure at March 31, 2004 associated with the mark-to-market portion of our risk-management portfolio, on a net basis.

Credit Exposure Summary

	Investment Grade Quality	Non-Investment Grade Quality	Total
	(in millions)
Type of Business:
Financial Institutions	$171	$—	$171
Commercial/Industrial/End Users	67	63	130
Utility and Power Generators	22	—	22
Oil and Gas Producers	19	19	38
Other	1	—	1

Total	$280	$82	$362

Of the $82 million in credit exposure to non-investment grade counterparties, approximately 84% ($69 million) is collateralized or subject to other credit exposure protection.

Interest Rate Risk.    We are exposed to fluctuating interest rates related to variable rate financial obligations. As of March 31, 2004, our fixed rate debt instruments as a percentage of total debt instruments was approximately 90%. Based on sensitivity analysis of the variable rate financial obligations in our debt portfolio as of March 31,

2004, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended March 31, 2005 would either decrease or increase income before taxes by approximately $5 million. Hedging instruments that impact such interest rate exposure are included in the sensitivity analysis. Over time, we may seek to reduce the percentage of fixed rate financial obligations in our debt portfolio through the use of swaps or other financial instruments.

Derivative Contracts.    The absolute notional financial contract amounts associated with our commodity risk-management, interest rate and foreign currency exchange contracts were as follows at March 31, 2004 and December 31, 2003, respectively:

Absolute Notional Contract Amounts

	March 31, 2004	December 31, 2003
Natural Gas (Trillion Cubic Feet)	2.012	2.364
Electricity (Million Megawatt Hours)	9.257	8.713
Fair Value Hedge Interest Rate Swaps (In Millions of U.S. Dollars)	$25	$25
Fixed Interest Rate Received on Swaps (Percent)	5.706	5.706
Cash Flow Hedge Interest Rate Swaps (In Millions of U.S. Dollars)	$225	$405
Fixed Interest Rate Paid on Swaps (Percent)	3.494	3.448
Interest Rate Risk-Management Contract (In Millions of U.S. Dollars)	$287	$306
Fixed Interest Rate Paid (Percent)	5.500	5.570

Item 4.    CONTROLS AND PROCEDURES

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

Changes in Internal Controls.    There was no change in the consolidated enterprise’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) identified in connection with the evaluation of the consolidated enterprise’s internal controls performed during the first quarter 2004 that has materially affected, or is reasonably likely to materially affect, the consolidated enterprise’s internal controls over financial reporting.

DYNEGY HOLDINGS INC.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

See Note 8 to the accompanying unaudited condensed consolidated financial statements for discussion of the material legal proceedings to which we are a party.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are included as exhibits to this Form 10-Q:

10.1	Amendment to the Dynegy Inc. 401(K) Savings Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659).

10.2	Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659).

10.3	Purchase Agreement dated February 2, 2004 among Dynegy Inc., Illinova Corporation, Illinova Generating Company and Ameren Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on February 4, 2004, File No. 1-15659).

10.4	Amendment No. 1 to Stock Purchase Agreement dated March 23, 2004 among Dynegy Inc., Illinova Corporation, Illinova Generating Company and Ameren Corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Dynegy Inc. filed on March 25, 2004, File No. 1-15659).

+ 31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+ 31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
*	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

(b) Reports on Form 8-K of Dynegy Holdings Inc. filed during the first quarter 2004:

1.	We filed a Current Report on Form 8-K on January 6, 2004. Items 5 and 7 were reported and no financial statements were filed.

2.	We filed a Current Report on Form 8-K on January 21, 2004. Items 5 and 7 were reported and no financial statements were filed.

3.	We filed a Current Report on Form 8-K on January 29, 2004. Items 7 and 12 were reported and no financial statements were filed.

DYNEGY HOLDINGS INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEGY HOLDINGS INC.

Date: May 11, 2004	By:	/s/ NICK J. CARUSO
Nick J. Caruso
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)