Form 10-K/A
period 2003-12-31
DYNEGY HOLDINGS INC
filed 2005-01-25
CIK 1105055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DYNEGY HOLDINGS INC. FORM 10-K/A

INTRODUCTORY NOTE

Dynegy Holdings Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to reflect the effect of a $292 million increase to our deferred tax liability at December 31, 2003 resulting from our tax basis balance sheet review on our historical consolidated financial statements and related information, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed on March 5, 2004 (the “Original Filing”).

The aforementioned item is discussed in more detail in the Explanatory Note to the accompanying consolidated financial statements beginning on page F-8. The following Items of the Original Filing are amended by this Amendment No. 1:

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9A. Controls and Procedures

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 5, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DYNEGY HOLDINGS INC.

FORM 10-K

PART I

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 5, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DEFINITIONS

As used in this Form 10-K, the abbreviations contained herein have the meanings set forth in the glossary beginning on page F-74. Additionally, the terms “Dynegy Holdings,” “we,” “us” and “our” refer to Dynegy Holdings Inc. and its subsidiaries, unless the context clearly indicates otherwise. The term “Dynegy” refers to our parent company, Dynegy Inc., and its subsidiaries, including us, unless the context clearly indicates otherwise.

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

As discussed in the Explanatory Note to the accompanying Consolidated Financial Statements, the accompanying Consolidated Financial Statements have been restated since the date of the Original Filing. Please read the Explanatory Note to the accompanying Consolidated Financial Statements for additional information about these restatements. The selected financial data that follows has been adjusted to reflect these restatements.

Dynegy’s Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in millions)
	(Restated)
Statement of Operations Data (1):
Revenues	$4,714	$4,245	$7,789	$8,211	$4,821
General and administrative expenses	(293)	(255)	(350)	(226)	(208)
Depreciation and amortization expense	(330)	(270)	(294)	(237)	(114)
Asset impairment, abandonment and other charges	(4)	(184)	—	—	—
Goodwill impairment	—	(640)	—	—	—
Operating income (loss)	(255)	(1,045)	776	650	185
Interest expense	(338)	(187)	(137)	(95)	(77)
Income tax expense (benefit)	(185)	(374)	308	201	45
Net income (loss) from continuing operations	(270)	(984)	457	356	90
Income (loss) on discontinued operations (2)	(12)	(100)	(19)	40	44
Cumulative effect of change in accounting principles	42	—	2	—	—
Net income (loss)	$(240)	$(1,084)	$440	$396	$134
Cash Flow Data:
Cash flows from operating activities	$760	$26	$176	$408	$40
Cash flows from investing activities	(423)	804	(1,341)	(951)	(391)
Cash flows from financing activities	(652)	(282)	1,300	528	399
Cash dividends or distributions to partners, net	—	—	—	—	(8)
Capital expenditures, acquisitions and investments	(209)	(766)	(2,600)	(959)	(521)

	December 31,
	2003	2002	2001	2000	1999
	(in millions)
	(Restated)
Balance Sheet Data (1):
Current assets	$2,808	$7,120	$8,669	$10,548	$2,658
Current liabilities	2,108	6,539	8,019	9,826	2,467
Property, plant and equipment, net	6,302	6,415	6,767	5,117	2,090
Total assets	10,477	16,846	19,594	19,071	6,426
Long-term debt (excluding current portion)	3,664	3,276	2,707	1,635	1,372
Notes payable and current portion of long-term debt	150	484	256	—	192
Non-recourse debt	—	—	—	—	35
Subordinated debentures	—	200	200	200	200
Minority interest (3)	121	146	1,003	977	—
Total equity	3,160	3,370	4,434	3,913	1,196

(1)	The Northern Natural (February 1, 2002) and BGSL (December 1, 2001) acquisitions were accounted for in accordance with the purchase method of accounting and the results of operations attributable to the acquired businesses are included in our financial statements and operating statistics beginning on the acquisitions’ effective date for accounting purposes. Additionally, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the effective dates of each transaction.
(2)	Discontinued operations includes the results of operations from the following businesses:

•	Northern Natural (sold third quarter 2002);

•	U.K. Storage—Hornsea facility (sold fourth quarter 2002) and Rough facility (sold fourth quarter 2002);

•	Global Liquids (sold fourth quarter 2002); and

•	U.K. CRM (substantially liquidated in first quarter 2003).
(3)	The 2001 and 2000 amounts include amounts relating to the Black Thunder transaction discussed in Note 12—Debt—Black Thunder Secured Financing beginning on page F-34.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the audited consolidated financial statements and the notes thereto included in this report.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 5, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

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

The primary factors impacting our power generation earnings and cash flows are the prices for power and, to a lesser extent, natural gas, which in turn are largely driven by supply and demand. Demand for power can vary regionally due to, among other things, weather and general economic conditions. Power supplies similarly vary by region and are impacted significantly by available generating capacity, transmission capacity and federal and state regulation. We also are impacted by the relationship between prices for power and natural gas, commonly referred to as the “spark spread,” and its impact on the cost of generating electricity. However, we believe that our significant coal-fired and fuel oil generating facilities partially mitigate our sensitivity to changes in the spark spread, in that coal and fuel oil prices are relatively stable and insensitive to changes in gas prices, and position us for potential increases in earnings and cash flows in an environment where both power and gas prices increase. Please read “—Liquidity and Capital Resources—Internal Liquidity Sources—Cash Flows from Operations” beginning on page 16 for a discussion of our views on the current pricing environment and its anticipated long-term recovery.

Other factors that have impacted, and are expected to continue to impact, earnings and cash flows for this business include:

•	our ability to control our capital expenditures, which primarily are limited to maintenance, safety, environmental and reliability projects, and other costs through disciplined management and safe, efficient operations;

•	our ability to optimize our assets through forward hedging activities and similar transactions, which is affected by general market liquidity and the need to satisfy counterparties’ collateral requirements given our non-investment grade credit ratings; and

•	our ability to enter into new sales contracts and to renew our existing contracts, particularly the CDWR and Illinois Power power purchase agreements that are scheduled to expire at the end of 2004. In connection with Dynegy’s recently announced agreement to sell Illinois Power to Ameren, we agreed, conditioned upon the closing of the sale, to sell 2,800 MWs of capacity and up to 11.5 million MWh of energy to Illinois Power at fixed prices for two years beginning in January 2005. The closing of the sale to Ameren, which is expected by the end of 2004, is subject to receipt of required regulatory approvals and other closing conditions. Please read Note 22—Subsequent Event beginning on page F-72 for further discussion.

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

The earnings and cash flows that we generate in this business are sensitive to natural gas and natural gas liquids prices and the relationship between the two, commonly referred to as the “frac spread.” In our upstream business, we continued the restructuring of our contract portfolio in 2003. As a result, our current contract mix has reduced our exposure to frac spread risk. Please read Item 1. Business—Segment Discussion—Natural Gas Liquids—Upstream Business beginning on page 8 of our Original Filing for a detailed discussion of our current upstream contract mix.

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

Regarding our legacy gas and power trading positions, we have substantially reduced the size of our portfolio relative to when we were primarily a marketing and trading company. Please read Item 1. Business—Segment Discussion—Customer Risk Management beginning on page 15 of our Original Filing for further discussion.

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

LIQUIDITY AND CAPITAL RESOURCES

Debt Maturities

During 2003, we consummated a series of refinancing and restructuring transactions comprised of the following:

•	Restructuring of $1.66 billion in credit facilities prior to their scheduled maturities, in connection with which Dynegy granted security interests in a substantial portion of the available assets and stock of its direct and indirect subsidiaries, excluding Illinois Power;

•	Issuance of $1.75 billion of senior notes at a weighted average interest rate of 9.71% and a weighted average yield to maturity of 9.65%, which notes are secured on a second priority basis by substantially the same collateral that secures the obligations under our restructured credit facility; and

•	The purchase of approximately $282 million of our $300 million 8.125% Senior Notes due 2005, virtually all of our $150 million 6 3/4% Senior Notes due 2005 and approximately $177 million of our $200 million 7.450% Senior Notes due 2006.

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

For a more complete description of these transactions, including the increasing interest rate please read Note 11—Refinancing and Restructuring Transactions beginning on page F-34.

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

While our restructuring and refinancing transactions have extended our significant debt maturities, they also resulted in significantly increased interest expenses, as further described under “—Results of Operations – Interest Expense” beginning on page 30. We also are subject to the more restrictive covenants that are contained in the related transaction agreements. Specifically, among other limitations, these covenants limit our ability to incur additional indebtedness other than for refinancing purposes and require that a significant portion of proceeds from specified asset sales and equity issuances be used to pay down outstanding indebtedness. For example, upon closing of Dynegy’s agreed sale of Illinois Power to Ameren, Dynegy must use 75% of the net cash proceeds to repay its Junior Notes. Dynegy also is required to use 25% of the net cash proceeds of the sale to reduce permanently or cash collateralize the commitments under the facility, subject to certain exceptions, to the extent the Junior Notes are repaid up to $100 million. If the Junior Notes are not outstanding, 100% of the net cash proceeds from asset sales are required to be used, subject to certain exceptions, to reduce the commitments under the revolver. While we are currently in compliance with these restrictive covenants, our future financial condition and results of operations could be significantly affected by our ability to execute our business and financial strategies within the confines of these restrictive covenants.

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

As described in Note 12—Debt—Credit Facility beginning on page F-36, we incur a 0.15% fronting fee upon the issuance of letters of credit under our restructured credit facility. A letter of credit fee is also payable on the undrawn amount of each letter of credit outstanding at a percentage per annum equal to 4.75% of such undrawn amount. To reduce these fees, we have used, and expect to continue to use, cash on hand, as opposed to letters of credit, to satisfy our future collateral obligations where practicable. Our ability to continue this strategy depends to a large extent on the creditworthiness of our counterparties and the availability of cash on hand.

Going forward, we expect counterparties’ collateral demands to reflect changes in commodity prices, including seasonal changes in weather-related demand, as well as their view of our creditworthiness. We believe that we have sufficient capital resources to satisfy counterparties’ collateral demands, including those for which no collateral is currently posted, for at least the next 12 months. Over the longer term, we expect to achieve incremental reductions associated with the completion of our exit from the customer risk management business. Please see “—Results of Operations—2004 Outlook—CRM Outlook” beginning on page 33 for a discussion of the expected collateral roll-off from this business.

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

Long-Term Debt (including Current Portion). Total amounts of Long-Term Debt (including Current Portion) are included in the December 31, 2003 Consolidated Balance Sheet. For additional explanation, please read Note 12—Debt beginning on page F-36.

Additionally, we have entered into various joint ventures principally to share risk or optimize existing commercial relationships. These joint ventures maintain independent capital structures and, where necessary, have financed their operations on a non-recourse basis to us. Please read Note 9—Unconsolidated Investments beginning on page F-30 for further discussion of these joint ventures.

Capital Leases. Capital leases consist of our Tilton capital lease obligation. Of the $81 million obligation above, $71 million is included in the December 31, 2003 Consolidated Balance Sheet as a component of Notes Payable and Current Portion of Long-Term Debt. The $10 million difference will be accreted over the remaining term of the capital lease through a charge to interest expense with a corresponding increase to short-term debt. We began reflecting the Tilton facility and the related debt in our consolidated balance sheets in September 2003 as a result of our delivery of a notice of our intent to purchase the related turbines upon the lease expiration in September 2004. For additional explanation, please read Note 12—Debt—Tilton Capital Lease beginning on page F-40.

Operating Leases. Operating leases includes the minimum lease payment obligations associated with our DNE leveraged lease. For additional information, please read “—Liquidity and Capital Resources—Off-Balance Sheet Arrangements—DNE Leveraged Lease” beginning on page 14. Amounts also include minimum lease payment obligations associated with office and office equipment leases.

Capacity Payments. Capacity payments include future payments aggregating $2.3 billion under our four remaining power tolling arrangements, as further described in Item 1. Business—Segment Discussion—Customer Risk Management beginning on page 15 of our Original Filing. This amount includes the fixed payments associated with a derivative instrument related to the Sithe tolling arrangement, which is reflected at its fair value on our Consolidated Balance Sheet in Risk-Management Liabilities, as well as amounts relating to contracts that are accounted for on an accrual basis. At December 31, 2003, approximately $325 million of fixed payments have been reflected in the fair value of the Sithe derivative instrument. We are exploring opportunities to renegotiate or terminate one or more of these arrangements on terms we consider economical. Please read “—Results of Operations—2004 Outlook—CRM Outlook” beginning on page 33 for further discussion of the anticipated effects of these arrangements on our future results of operations.

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

DNE Leveraged Lease. As described in Item 1. Business—Segment Discussion—Power Generation—Northeast region—Northeast Power Coordinating Council (NPCC) beginning on page 6 of our Original Filing, we established our presence in the Northeast region by acquiring the DNE power generating facilities in January 2001 for $950 million from Central Hudson Gas & Electric Corporation, Consolidated Edison Company of New York, Inc. and Niagara Mohawk Power Corporation.

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

Our capital expenditures in 2004 and beyond will be limited by negative covenants contained in our restructured credit agreements. These covenants place specific dollar limitations on our ability to incur capital expenditures. Please read Note 11—Refinancing and Restructuring Transactions beginning on page F-34 for further discussion of these transactions.

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

Commitments and Contingencies

Please read Note 16—Commitments and Contingencies beginning on page F-46, which is incorporated herein by reference, for a discussion of our commitments and contingencies.

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

As described above, much of the restructuring work that we have done has extended our significant debt maturities to 2008 and beyond, positioning us to benefit from this expected long-term recovery in the U.S. power markets. Our future financial condition and results of operations will be materially adversely affected if the U.S. power markets fail to recover in accordance with our expectations or if we experience significant price deterioration in the upstream portion of the NGL segment. Please read Item 1. Business—Segment Discussion—Power Generation beginning on page 3 of our Original Filing for a discussion of our current views on supply and demand in the regions where our power generation business operates.

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

In addition, our CDWR and Illinois Power power purchase agreements expire by their terms on December 31, 2004. We generated approximately $472 million in revenues under the Illinois Power purchase agreement in 2003. In addition, our share of West Coast Power’s revenues under the CDWR contract in 2003 totaled $305 million. If we are unable to renew or replace these contracts, we would seek to sell the associated energy and capacity into the open market, where our operating cash flows would be dependent on then prevailing market prices. We expect that the generating facilities supporting the CDWR contract would be significantly less profitable as merchant facilities. In connection with Dynegy’s agreement to sell Illinois Power to Ameren, we agreed, conditioned upon the closing of the sale, to sell 2,800 MWs of capacity and up to 11.5 million MWh of energy to Illinois Power at fixed prices for two years beginning in January 2005. The closing of the sale to Ameren, which is expected by the end of 2004, is subject to receipt of required regulatory approvals and other closing conditions. Please read Note 22—Subsequent Event beginning on page F-72 for further discussion.

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

Revolver Capacity. Our primary credit facility is our $1.1 billion revolving credit facility, which is scheduled to mature on February 15, 2005. We currently have no drawn amounts under this facility, although as of February 23, 2004, we had $222 million in letters of credit issued under the facility. Our ability to borrow and/or issue letters of credit under a revolving credit facility could become increasingly important, particularly if we are unable to generate operating cash flows relative to our substantial debt obligations and ongoing operating requirements or to realize the asset sale proceeds we anticipate. We currently plan to pursue such a renewal or replacement during 2004, although we cannot guarantee that we will be successful in this pursuit. We expect to incur significant fees in connection with any such renewal or replacement. Please see Note 11—Refinancing and Restructuring Transactions—Credit Facility Restructuring beginning on page F-34 for a discussion of the fees we incurred in connection with our April 2003 credit facility restructuring.

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

In February 2004, Dynegy entered into an agreement to sell Illinois Power and our 20% interest in the Joppa power generation facility to Ameren for $2.3 billion. Upon closing of the transaction, which is subject to regulatory approval and other closing conditions, Dynegy would receive $400 million in cash, subject to working capital adjustments, and Ameren would put $100 million in escrow, subject to full release to Dynegy on December 31, 2010 or earlier upon the occurrence of specified events. Please read Note 22—Subsequent Event beginning on page F-72 for further discussion of the transaction, which is expected to close before the end of 2004, and the required use of proceeds.

In an effort to maximize our return on investment and to further clarify our business strategy, we are pursuing or considering sales of other assets that we do not consider core to our operations. These assets primarily include our ownership interests in certain non-strategic and international power generation facilities, as further described in Item 1. Business—Segment Discussion—Power Generation beginning on page 3 of our Original Filing, as well as our minority ownership interests in a gas processing plant and Gulf Coast Fractionators, a partnership that owns a fractionator in Mont Belvieu. The sales of these non-core assets are expected to generate aggregate cash proceeds of more than $200 million in 2004. These expected proceeds include proceeds from the pending sales of our Oyster Creek and Michigan Power generating facilities, with respect to which we recently executed sales agreements, as well as proceeds from the recent sale of our remaining interest in the Hackberry LNG project. Generally, the aggregate projected earnings impact of these transactions is not considered material and is expected to be offset substantially by net gains on sale in 2004.

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

The proceeds from any such issuance would be subject to the mandatory prepayment provisions of our revolving credit agreement and second secured senior notes indenture, which generally do not require prepayment for the first $250 million in proceeds, which may be used for repayment of the Junior Notes and for dollar-for-dollar commitment reduction under our revolving credit facility up to a maximum of $100 million. Please see Note 12—Debt—Credit Facility beginning on page F-36 for further discussion.

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

Prior to January 1, 2003, the GEN and CRM segments were operated together as an asset-based third-party marketing, trading and risk-management business, then referred to as the WEN segment. Please read Note 20— Segment Information beginning on page F-66 for a discussion of the impact of comparing segment results period over period. Regarding our results of operations for 2003, 2002 and 2001, the impact of acquisition and disposition activity reduces the comparability of some of our historical financial and volumetric data. Lastly, recent accounting pronouncements have affected our financial results, particularly those of our CRM business, so as to further reduce the comparability of some of our historical financial data. For example, the rescission of EITF Issue 98-10, effective January 1, 2003, has reduced the number of contracts accounted for on a mark-to-market basis in the 2003 period as compared to the 2002 and 2001 periods. Please read “—Cumulative Effect of Change in Accounting Principles” beginning on page 30 for further discussion.

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

Summary Financial Information. The following tables provide summary financial data regarding our consolidated and segmented results of operations for 2003, 2002 and 2001, respectively (in millions). This financial data has been restated to reflect the item described in the Explanatory Note to the accompanying Consolidated Financial Statements. The restatement relates to our deferred income tax accounts. Please read this Explanatory Note for further discussion of this restatement item.

Year Ended December 31, 2003

	GEN	NGL	CRM	Other and Eliminations	Total
	(Restated)
Operating income (loss)	$198	$170	$(385)	$(238)	$(255)
Earnings (losses) from unconsolidated investments	136	(2)	(2)	—	132
Other items, net	1	(17)	31	(9)	6
Discontinued operations	—	(2)	(12)	(3)	(17)
Cumulative effect of change in accounting principles	24	—	43	—	67

Earnings (loss) before interest and taxes	$359	$149	$(325)	$(250)	$(67)
Interest expense					(338)

Pre-tax loss					(405)
Income tax benefit					165

Net loss					$(240)

Year Ended December 31, 2002

	GEN	NGL	CRM	Other and Eliminations	Total
	(Restated)
Operating income (loss)	$(171)	$77	$(951)	$—	$(1,045)
Earnings (losses) from unconsolidated investments	(45)	14	(21)	—	(52)
Other items, net	9	(34)	(49)	—	(74)
Discontinued operations	—	(37)	(51)	(25)	(113)

Earnings (loss) before interest and taxes	$(207)	$20	$(1,072)	$(25)	$(1,284)
Interest expense					(187)

Pre-tax loss					(1,471)
Income tax benefit					387

Net loss					$(1,084)

Year Ended December 31, 2001

	GEN	NGL	CRM	Other and Eliminations	Total
	(Restated)
Operating income	$378	$133	$265	$—	$776
Earnings (losses) from unconsolidated investments	189	13	(24)	—	178
Other items, net	5	(3)	(54)	—	(52)
Discontinued operations	—	(2)	(25)	—	(27)
Cumulative effect of change in accounting principles	—	—	3	—	3

Earnings (loss) before interest and taxes	$572	$141	$165	$—	$878
Interest expense					(137)

Pre-tax income					741
Income tax provision					(301)

Net income					$440

The following table provides summary segmented operating statistics for 2003, 2002 and 2001, respectively:

	Year Ended December 31,
	2003	2002	2001
Power Generation
Million megawatt hours generated—gross	36.2	36.4	37.1
Million megawatt hours generated—net	34.3	34.0	31.3
Average natural gas price—Henry Hub ($/MMbtu) (1)	$5.28	$3.35	$3.90
Average on-peak market power prices ($/MW hour)
Cinergy	$37.26	$26.89	$34.85
Commonwealth Edison	36.73	26.45	34.15
Southern	41.27	30.10	38.30
New York—Zone G	61.47	46.36	51.51
ERCOT	44.89	29.10	39.26

Natural Gas Liquids
Natural gas processing volumes (MBbls/d):
Field plants	59.6	56.0	56.1
Straddle plants	25.6	35.9	27.7

Total natural gas processing volumes	85.2	91.9	83.8

Fractionation volumes (MBbls/d)	185.3	215.2	226.2
Natural gas liquids sold (MBbls/d)	311.7	498.8	557.4
Average commodity prices:
Crude oil—WTI ($/Bbl)	$31.01	$25.75	$26.39
Natural gas—Henry Hub ($/MMbtu) (2)	$5.38	$3.22	$4.26
Natural gas liquids ($/Gal)	$0.55	$0.40	$0.45
Fractionation spread ($/MMBtu)—first of month	$0.87	$1.26	$0.88
Fractionation spread ($/MMBtu)—daily	$0.79	$1.13	$1.15

(1)	Calculated as the average of the daily gas prices for the period.
(2)	Calculated as the average of the first of the month prices for the period.

The following tables summarize significant items on a pre-tax basis, with the exception of the 2003 tax item, affecting net income (loss) for the periods presented.

	Year Ended December 31, 2003
	GEN	NGL	CRM	Other	Total
	(in millions)
Southern Power tolling settlement	$—	$—	$(133)	$—	$(133)
Sithe power tolling contract	—	—	(121)	—	(121)
Second quarter accrual of legal reserve	—	—	—	(50)	(50)
Batesville tolling settlement	—	—	(34)	—	(34)
Kroger settlement	—	—	(30)	—	(30)
Discontinued operations	—	(2)	(12)	(3)	(17)
Impairment of generation investments	(26)	—	—	—	(26)
Acceleration of financing costs	—	—	—	(24)	(24)
West Coast Power goodwill impairment	(20)	—	—	—	(20)
Impairment of fractionator investment	—	(12)	—	—	(12)
Taxes	(1)	—	—	—	(1)
Gain on sale of Hackberry LNG	—	25	2	—	27
Cumulative effect of change in accounting principles	24	—	43	—	67

Total	$(23)	$11	$(285)	$(77)	$(374)

	Year Ended December 31, 2002
	GEN	NGL	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$(37)	$(51)	$(25)	$(113)
Goodwill impairment	(315)	—	(325)	—	(640)
Restructuring costs	(42)	(19)	(73)	—	(134)
Impairment of generation investments	(117)	—	—	—	(117)
Generation equity earnings (loss)	(50)	—	—	—	(50)
Impairment of technology investments	(2)	(2)	(12)	—	(16)
Tolling settlement accrual	—	—	(25)	—	(25)
ChevronTexaco contract settlement	—	—	(22)	—	(22)
Enron settlement	(6)	(4)	(9)	—	(19)
Other (1)	(23)	(3)	(37)	—	(63)

Total	$(555)	$(65)	$(554)	$(25)	$(1,199)

	Year Ended December 31, 2001
	GEN	NGL	CRM	Other	Total
	(in millions)
Discontinued operations	$—	$(2)	$(25)	$—	$(27)
Enron bankruptcy exposure	—	—	(129)	—	(129)
Terminated Enron merger costs	(2)	(1)	(3)	(1)	(7)
Cumulative effect of change in accounting principle	—	—	3	—	3

Total	$(2)	$(3)	$(154)	$(1)	$(160)

(1)	Other includes a pre-tax charge of approximately $25 million related to the write-off of our investment in Dynegydirect and a pre-tax charge of approximately $14 million associated with the impairment of a generation turbine. These amounts are included in Impairment and other charges. Other also includes various other individually insignificant items.

Operating Income (Loss)

Operating income (loss) was $(255) million in 2003, compared to $(1,045) million and $776 million in 2002 and 2001, respectively.

GEN. Operating income (loss) for the GEN segment was $198 million in 2003, compared to $(171) million and $378 million in 2002 and 2001, respectively. Operating income for 2003 included general and administrative expense of $61 million and depreciation and amortization expense of $185 million. Please see “Other” beginning on page 28 for a consolidated discussion of general and administrative expense and depreciation and amortization expense.

Operating income for 2002 included the following charges:

•	a $315 million impairment of goodwill (please see Note 10—Goodwill beginning on page F-33 for further discussion);

•	$42 million charge associated with this segment’s allocated portion of costs incurred in connection with our corporate restructuring and related work force reductions (please see Note 4—Restructuring and Impairment Charges—Severance and Other Restructuring Costs beginning on page F-24 for further discussion);

•	$14 million associated with the impairment of a turbine; and

•	$6 million associated with fees related to a voluntary action that we took that altered the accounting for certain lease obligations.

In addition, operating income for 2002 included general and administrative expense of $65 million and depreciation and amortization expense of $154 million. Operating income for 2001 included general and administrative expense of $97 million and depreciation and amortization expense of $176 million.

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

NGL. Operating income for the NGL segment was $170 million in 2003, compared to $77 million and $133 million in 2002 and 2001, respectively. Operating income for 2003 included general and administrative expense of $37 million and depreciation and amortization expense of $81 million. Please see “Other” beginning on page 45 for a consolidated discussion of general and administrative expense and depreciation and amortization expense. 2003 operating income also included a $25 million gain associated with the sale of our Hackberry LNG project. Please see Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions—Dispositions and Contract Termination—Hackberry LNG Project beginning on page F-22 for further discussion.

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

CRM. Operating income (loss) for the CRM segment was $(385) million in 2003, compared to $(951) million and $265 million in 2002 and 2001, respectively. Results for 2003 were impacted by the following pre-tax losses:

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

In addition, 2003 results include losses associated with fixed payments on power tolling arrangements in excess of realized margins on power generated and sold pursuant to these arrangements. These items were offset by gains totaling approximately $61 million associated with sales of natural gas in storage which had previously been recorded at fair value. Please read Note 2—Accounting Policies—Revenue Recognition beginning on page F-14 for additional details.

Results for 2002 were impacted by the following items:

•	$325 million charge for the impairment of goodwill (for further information, please see Note 10—Goodwill beginning on page F-33);

•	$73 million in costs associated with our corporate restructuring and related work force reductions (for further information, please see Note 4—Restructuring and Impairment Charges—Severance and Other Restructuring Costs beginning on page F-24);

•	$25 million in charges associated with the settlement of tolling contracts;

•	$25 million in charges associated with the write-off of our investment in Dynegydirect; and

•	$7 million in losses associated with the sale of our Canadian physical gas business to Seminole.

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

In addition, 2001 results included general and administrative expense of $205 million and depreciation and amortization expense of $34 million.

During 2002 and 2001, the CRM segment was actively managed as part of our ongoing strategy and its results included, in part, settlement with third parties of physical power and other trading positions purchased from our GEN segment at an internally determined transfer price. Please read Note 20—Segment Information beginning on page F-66 for further discussion.

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

Please read Note 2—Accounting Policies beginning on page F-10 for further discussion of our adoption of recent accounting policies.

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

Income Tax (Provision) Benefit

We reported an income tax benefit from continuing operations of $185 million in 2003, compared to an income tax benefit from continuing operations of $374 million in 2002 and an income tax provision from continuing operations of $308 million in 2001. These amounts reflect effective rates of 41%, 28% and 40%, respectively. The 2002 effective rate was impacted significantly by the $640 million goodwill impairment relating to the CRM and GEN segments in 2002. As there was no tax basis in $405 million of the goodwill, there were no tax benefits associated with the charges. Excluding this item from the 2002 calculations would result in an effective tax rate of 39%, compared to effective rates of 41% and 40% in 2003 and 2001, respectively. In general, differences between the adjusted effective rate and the statutory rate of 35% result primarily from the effect of certain foreign and state income taxes and permanent differences attributable to book-tax basis differences.

Please see Note 14—Income Taxes beginning on page F-44 for further discussion of our income taxes.

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

As discussed in Item 1. Business—Segment Discussion—Power Generation beginning on page 3 of our Original Filing, we enter into sales of capacity from our generation assets, which provide a revenue stream independent of energy sales. In late 2003 and continuing into 2004, we have seen increases in the market for capacity-related products from our peaking and intermediate generation facilities.

At the beginning of 2004, a substantial portion of our 2004 operating margin was under contract or hedged. The primary contracts included the CDWR contract held by West Coast Power and the Illinois Power power purchase agreement. Our future results of operations will be significantly impacted by our ability to extend or renew these agreements. West Coast Power, whose equity earnings are primarily derived from the CDWR contract, has been our largest contributor in terms of earnings from unconsolidated investments. The scheduled expiration of the CDWR contract in December 2004 will negatively impact the fair value of our investment in West Coast Power. As the value of the CDWR contract is realized through 2004, its fair value will decline, and, accordingly, we anticipate that the remaining value of the investment will be less than its book value. As a result, we will evaluate our investment quarterly and anticipate such reviews will necessitate an impairment of our investment of approximately $70 to $80 million in 2004. Please read Note 16—Commitments and Contingencies—Summary of Material Legal Proceedings—Western Long-Term Contract Complaints beginning on page F-51 for further discussion of the legal challenges to the CDWR contract.

Our power purchase agreement with Illinois Power is scheduled to expire at the end of 2004. In connection with Dynegy’s sale of Illinois Power to Ameren, DPM has agreed, conditioned on the closing of the sale, to enter into a two-year power purchase agreement with Ameren with volumes comparable to our current agreement. If Dynegy is unable to complete the sale of Illinois Power, any new agreement between Illinois Power and another Dynegy affiliate may not be executed at the same rates as our existing agreement. Please read Note 22— Subsequent Event beginning on page F-72 for further discussion of the pending sale of Illinois Power.

The current power purchase agreement between DMG and Illinois Power requires that notice of termination be presented by December 31, 2003, one year prior to the scheduled expiration. The parties have agreed to amend the agreement to extend this notice date requirement to March 31, 2004.

We continue to pursue additional sales of our ownership interests in a number of domestic generating projects that we consider non-strategic to this business. We recently executed purchase and sale agreements for our interests in Oyster Creek and Michigan Power and are continuing to pursue sales of our interests in Commonwealth, Black Mountain and Hartwell. We hold ownership interests of 50% or less in these projects, which aggregate less than 600 MWs of net generating capacity. These investments contributed approximately $26 million to our results in 2003. Please read Note 9—Unconsolidated Investments—GEN Investments beginning on page F-31 for further discussion of these investments. Our ability to consummate these sales on the terms and within the timeframes we anticipate is subject to several factors, many of which are beyond our control.

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

We also intend to continue to review our asset portfolio to maximize our return on investment. We have identified a few assets where our interests are not aligned with our partners. We may pursue sales of one or more of these assets if the price is sufficient to mitigate the anticipated impact on future earnings. Please see “—Liquidity and Capital Resources—External Liquidity Sources—Asset Sale Proceeds” beginning on page 18 for further discussion.

CRM Outlook. Our CRM business’ future results of operations will be significantly impacted by our ability to execute our exit strategy. We continue to explore opportunities to assign or renegotiate the terms of some of our four remaining power tolling arrangements. If we do not renegotiate or terminate these power tolling arrangements, these arrangements will continue to negatively impact our earnings and cash flows based on the current pricing environment. Even if we do renegotiate or terminate some of these arrangements, we could be required to pay a significant amount of cash relating to any such renegotiation or termination which may also negatively impact earnings and cash flows. For a discussion of our annual and long-term obligations under these arrangements, see Item 1. Business—Segment Discussion—Customer Risk Management beginning on page 15 of our Original Filing.

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

Accounting for Income Taxes

We follow the guidance in SFAS No. 109, “Accounting for Income Taxes,” which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences. Please read Note 14—Income Taxes beginning on page F-44 for further discussion.

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

We have recorded deferred tax assets principally resulting from net operating losses and capital losses. As of December 31, 2003 and 2002, deferred tax assets related to net operating losses totaled $454 million and $99 million, respectively. We have not established a valuation allowance against these deferred tax assets, as we believe that it is more likely than not that these deferred tax assets will be realized. We expect that future sources of taxable income, reversing temporary differences and other tax planning strategies will be sufficient to realize these assets. While we have considered these factors in assessing the need for a valuation allowance, there is no assurance that a valuation allowance would not need to be established in the future if information about future years change. Any change in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made.

Deferred tax assets related to capital losses and foreign tax credits totaled $51 million as of December 31, 2003 and 2002 and valuation allowances recorded related to these losses totaled $51 million as of December 31, 2003 and 2002. Any changes in the valuation allowance would impact our income tax provision and net income in the period in which such a determination is made. Please see Note 14—Income Taxes beginning on page F-44 for a discussion of the change in our valuation allowance.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2—Accounting Policies—Accounting Principles Adopted beginning on page F-17 for a discussion of recently issued accounting pronouncements affecting us. Specifically, we adopted the net presentation provisions of EITF Issue 02-03 in the third quarter 2002 and we adopted the provision within EITF Issue 02-03 that rescinds EITF Issue 98-10 effective January 1, 2003. We also adopted SFAS No. 143 effective January 1, 2003. We adopted SFAS No. 150 and EITF Issue 03-11 effective July 1, 2003. We adopted portions of FIN 46R, as required by GAAP, effective December 31, 2003.

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

Net Risk-Management Asset and Liability Disclosures

	Total	2004	2005	2006	2007	2008	Thereafter
	(in millions)
Mark-to-Market (1)	$(144)	$(22)	$(17)	$(25)	$(39)	$(12)	$(29)
Cash Flow (2)	(152)	(17)	(14)	(24)	(43)	(15)	(39)

(1)	Mark-to-market reflects the fair value of our risk-management asset position, which considers time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges. The net risk-management liabilities at December 31, 2003 of $137 million on the consolidated balance sheets includes the $144 million herein as well as hedging instruments. Cash flows have been segregated between periods based on the delivery date required in the individual contracts.
(2)	Cash Flow reflects undiscounted cash inflows and outflows by contract based on the tenor of individual contract position for the remaining periods. These anticipated undiscounted cash flows have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges.

The following table provides an assessment of net contract values by year as of December 31, 2003, based on our valuation methodology.

Net Fair Value of Risk-Management Portfolio

	Total	2004	2005	2006	2007	2008	Thereafter
	(in millions)
Market Quotations (1)	$(69)	$(22)	$(20)	$—	$(25)	$(1)	$(1)
Prices Based on Models (2)	(75)	—	3	(25)	(14)	(11)	(28)

Total	$(144)	$(22)	$(17)	$(25)	$(39)	$(12)	$(29)

(1)	Prices obtained from actively traded, liquid markets for commodities other than natural gas positions. All natural gas positions for all periods are contained in this line based on available market quotations.
(2)	See discussion of our use of long-term models in “Critical Accounting Policies” beginning on page 36.

Derivative Contracts

The absolute notional contract amounts associated with our commodity risk-management, interest rate and foreign currency exchange contracts are discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk beginning on page 60 of our Original Filing.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-K/A includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements.” All statements included or incorporated by reference in this annual report, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this Form 10-K/A. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.

All forward-looking statements contained in this Form 10-K/A are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K/A, except as otherwise required by applicable law.

Item 8. Financial Statements and Supplementary Data

Our financial statements and financial statement schedule are set forth at pages F-1 through F-76 inclusive, found at the end of this annual report, and are incorporated herein by reference.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Effective as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management and the management of Dynegy, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the consolidated enterprise’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation included consideration of the establishment of a disclosure committee and the various processes carried out under the direction of this committee in an effort to ensure that information required to be disclosed in the consolidated enterprise’s SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. Based on this evaluation, our CEO and CFO concluded that the consolidated enterprise’s disclosure controls and procedures were effective at the reasonable assurance level and designed to ensure that the information required to be disclosed in the consolidated enterprise’s SEC reports is recorded, processed, summarized and reported within the requisite time periods. While the consolidated enterprise’s disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in the consolidated enterprise’s internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) identified in connection with the evaluation of the consolidated enterprise’s internal controls performed during the fourth quarter 2003 that has materially affected, or is reasonably likely to materially affect, the consolidated enterprise’s internal controls over financial reporting.

During the second and third quarter 2004, deficiencies were identified that resulted in changes to the consolidated enterprise’s internal controls over financial reporting, including matters relating to system access and system implementation controls, segregation of duties and documentation of controls and procedures and their effective operation and monitoring. Deficiencies were also identified in the consolidated enterprise’s tax accounting and tax reconciliation controls and processes that make this an area of particular focus. During the third quarter 2004, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 were required. We identified these deficiencies and promptly brought them to the attention of Dynegy’s audit and compliance committee and independent auditors. Accordingly, in this Form 10-K/A, we have restated our consolidated financial statements. For further information, please see the Explanatory Note beginning on page F-8. We believe we have addressed these tax deficiencies, by taking the following steps to improve our internal controls around our tax accounting and tax reconciliation controls and processes:

•	Increased the levels of review in the preparation of the quarterly and annual tax provision;

•	Formalized processes, procedures and documentation standards; and

•	Restructured the consolidated enterprise’s Tax Department to ensure segregation of duties regarding preparation and review of the quarterly and annual tax provision.

We are a wholly-owned subsidiary of Dynegy Inc. and the primary holding company for Dynegy Inc.’s GEN and NGL businesses. We are not subject to the disclosure requirements promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for the year ended December 31, 2005. However, in seeking to achieve compliance with Section 404 within the prescribed period, Dynegy Inc.’s management has formed a steering committee to oversee its efforts to comply with Section 404, engaged outside consultants and adopted and implemented a detailed project work plan to assess the adequacy of its internal controls over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting. Because we comprise a key part of Dynegy as a consolidated enterprise, our internal controls over financial reporting are being reviewed in connection with this effort.

Additionally, the Public Company Accounting Oversight Board recently adopted very stringent standards governing management’s required evaluation of its internal controls over financial reporting and the independent auditors’ review of those controls and management’s evaluation thereof. These standards will likely result in a significant number of companies, which may include Dynegy, identifying significant deficiencies and/or material weaknesses in their internal controls. Indeed, the items referenced in the preceding paragraphs could preclude our independent auditors from delivering an unqualified opinion on internal controls under Section 404 of Sarbanes-Oxley.

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

10.1	—Dynegy Inc. Amended and Restated 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy Inc., File No. 1-11156). ††

10.2	—Dynegy Inc. 1998 U.K. Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy Inc., File No. 1-11156). ††

10.3	—Dynegy Inc. Amended and Restated Employee Equity Option Plan (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy Inc., File No. 1-11156). ††

10.4	—Dynegy Inc. 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc., File No. 1-11156). ††

10.5	—Dynegy Inc. 2000 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc., File No. 1-11156). ††

10.6	—Dynegy Inc. 2001 Non-Executive Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080). ††

10.7	—Dynegy Inc. 2002 Long Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of Dynegy Inc., File No. 1-15659, filed with the SEC on April 9, 2002). ††

Exhibit Number	Description
10.8	—Employment Agreement, effective October 23, 2002, between Bruce A. Williamson and Dynegy Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 of Dynegy Inc., File No. 1-11156). ††

10.9	—Employment Agreement, effective February 1, 2000, between Charles L. Watson and Dynegy Inc. (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc., File No. 1-11156). ††

10.10	—Employment Agreement, effective February 1, 2000, between Stephen W. Bergstrom and Dynegy Inc. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc., File No. 1-11156). ††

10.11	—Employment Agreement, effective as of September 16, 2002, between R. Blake Young and Dynegy Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002 of Dynegy Inc., File No. 1-15659). ††

10.12	—Employment Agreement, effective February 1, 2000, between Alec G. Dreyer and Dynegy Inc. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002 of Dynegy Inc., File No. 1-11156). ††

10.13	—Employment Agreement, effective December 2, 2002, between Nick J. Caruso and Dynegy Inc. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002 of Dynegy Inc., File No. 1-11156). ††

10.14	—Employment Agreement, effective March 11, 2003, between Carol F. Graebner and Dynegy Inc. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.15	—Dynegy Inc. Deferred Compensation Plan for Certain Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000 of Dynegy Inc., File No. 1-15659). ††

10.16	—Dynegy Inc. 401(k) Savings Plan, as amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 383-76570). ††

10.17	—Amendment to the Dynegy Inc. 401(k) Savings Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.18	—First Amendment to the Dynegy Inc. 401(k) Savings Plan, effective February 11, 2002 (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.19	—Second Amendment to the Dynegy Inc. 401(k) Savings Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.20	—Third Amendment to the Dynegy Inc. 401(k) Savings Plan, effective October 1, 2003 (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.21	—Dynegy Inc. 401(k) Savings Plan Trust Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76570). ††

10.22	—Dynegy Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080). ††

Exhibit Number	Description
10.23	—Dynegy Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080). ††

10.24	—Dynegy Inc. Short-Term Executive Stock Purchase Loan Program (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the Year Ended December 31, 2001 of Dynegy Inc., File No. 1-15659). ††

10.25	—Dynegy Inc. Deferred Compensation Plan for Certain Directors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659). ††

10.26	—Dynegy Inc. Executive Severance Pay Plan, as amended effective September 30, 2003 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003 of Dynegy Inc., File No. 1-15659). ††

10.27	—Second Supplement to the Dynegy Inc. Executive Severance Pay Plan (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.28	—Dynegy Inc. Mid-Term Incentive Performance Award Program (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.29	—Dynegy Northeast Generation, Inc. Savings Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-111985). ††

10.30	—Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003 of Dynegy Inc., File No. 1-15659). ††

10.31	—Dynegy Inc. Severance Pay Plan, as amended effective September 30, 2003 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003 of Dynegy Inc., File No. 1-15659). ††

10.32	—Lease Agreement entered into on June 12, 1996 between Metropolitan Life Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant (incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-4 of Midstream Combination Corp., Registration No. 333-09419).

10.33	— First Amendment to Lease Agreement entered into on June 12, 1996 between Metropolitan Life Insurance Company and Metropolitan Tower Realty Company, Inc., as landlord, and NGC Corporation, as tenant (incorporated by reference to Exhibit 10.70 to the Registration Statement on Form S-4 of Midstream Combination Corp., Registration No. 333-09419).

*10.34	—Master Natural Gas Liquids Purchase Agreement, dated as of September 1, 1996, between Warren Petroleum Company, Limited Partnership and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996 of NGC Corporation, File No. 1-11156).

10.35	—Dynegy Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 of Dynegy Inc., File No. 1-11156). ††

10.36	—Credit Agreement, dated as of April 1, 2003, among Dynegy Holdings Inc., as borrower, Dynegy Inc., as parent guarantor, various subsidiary guarantors and the lenders party thereto (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the Year Ended December 31, 2002 of Dynegy Inc., File No. 1-15659).

Exhibit Number	Description
10.37	—Shared Security Agreement, dated April 1, 2003, among Dynegy Holdings, Inc., various grantors named therein, Wilmington Trust Company, as corporate trustee, and John M. Beeson, Jr., as individual trustee (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the Year Ended December 31, 2002 of Dynegy Inc., File No. 1-15659).

10.38	—Non-Shared Security Agreement, dated April 1, 2003, among Dynegy Inc., various grantors named therein and Bank One, N.A. as collateral agent (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the Year Ended December 31, 2002 of Dynegy Inc., File No. 1-15659).

10.39	—Collateral Trust and Intercreditor Agreement, dated as of April 1, 2003, among Dynegy Holdings Inc., various grantors named therein, Wilmington Trust Company, as corporate trustee, and John M. Beeson, Jr., as individual trustee (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the Year Ended December 31, 2002 of Dynegy Inc., File No. 1-15659).

10.40	—Third Amendment to the Loan Documents dated as of July 15, 2003 among Dynegy Holdings Inc., as borrower, Dynegy Inc., as parent guarantor, various subsidiary guarantors and the lenders party thereto, including the Lender Consent dated August 1, 2003 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.41	—Fourth Amendment to the Credit Agreement dated as of October 9, 2003 among Dynegy Holdings Inc., as borrower, Dynegy Inc., as parent guarantor, various subsidiary guarantors and the lenders party thereto (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Dynegy Inc. filed on October 15, 2003, File No. 1-15659).

10.42	—Series B Preferred Stock Exchange Agreement dated as of July 28, 2003 between Dynegy Inc. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.43	—Indemnity Agreement dated August 11, 2003 among Dynegy Inc., Dynegy Holdings Inc. and Chevron U.S.A. Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.44	—Intercreditor Agreement dated August 11, 2003 among Dynegy Holdings Inc., various grantors named therein, Wilmington Trust Company, as corporate trustee, John M. Beeson, Jr., as individual trustee, Bank One, NA, as collateral agent, and Wells Fargo Bank Minnesota, N.A., as collateral trustee (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.45	—Second Lien Shared Security Agreement dated August 11, 2003 among Dynegy Holdings Inc., various grantors named therein and Wells Fargo Bank Minnesota, N.A., as collateral trustee (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.46	—Second Lien Non-Shared Security Agreement dated August 11, 2003 among Dynegy Inc., various grantors named therein and Wells Fargo Bank Minnesota, N.A., as collateral trustee (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.47	—Purchase Agreement dated August 1, 2003 among Dynegy Inc., Dynegy Holdings Inc. and the initial purchasers named therein (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

10.48	—Purchase Agreement dated August 1, 2003 among Dynegy Holdings Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003 of Dynegy Inc., File No. 1-15659).

Exhibit Number	Description
10.49	—Purchase Agreement dated September 30, 2003 among Dynegy Holdings Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. filed on October 15, 2003, File No. 1-15659).

10.50	— Purchase Agreement dated February 2, 2004 among Dynegy Inc., Illinova Corporation, Illinova Generating Company and Ameren Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on February 4, 2004, File No. 1-15659).

**23.1	—Consent of PricewaterhouseCoopers LLP.

**23.2	—Consent of PricewaterhouseCoopers LLP (West Coast Power LLC).

**31.1	—Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	—Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	—Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	—Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit omits certain information that we have filed separately with the SEC pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

(b)	Reports on Form 8-K of Dynegy Holdings Inc. for the fourth quarter of 2003.

1.	During the quarter ended December 31, 2003, we filed a Current Report on Form 8-K on October 2, 2003. Items 5 and 7 were reported and no financial statements were filed.

2.	During the quarter ended December 31, 2003, we filed a Current Report on Form 8-K on October 15, 2003. Items 5 and 7 were reported and no financial statements were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEGY HOLDINGS INC.

Date: January 25, 2005	By:	/s/ NICK J. CARUSO
Nick J. Caruso Executive Vice President and Chief Financial Officer

DYNEGY HOLDINGS INC.

*	West Coast Power’s consolidated financial statements are included herein pursuant to Rule 3-09 of Regulation S-X.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Dynegy Holdings Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dynegy Holdings Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and this financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in the Explanatory Note beginning on page F-8, the consolidated financial statements have been restated for adjustments to the deferred income tax accounts.

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

/s/    PricewaterhouseCoopers LLP

Houston, Texas

March 4, 2004, except for the Explanatory Note beginning on page F-8, as to which the date is January 25, 2005.

DYNEGY HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(RESTATED)

See Explanatory Note

(in millions, except share data)

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and cash equivalents	$328	$633
Accounts receivable, net of allowance for doubtful accounts of $174 and $140, respectively	806	2,570
Accounts receivable, affiliates	338	31
Inventory	194	184
Assets from risk-management activities	818	2,614
Prepayments and other current assets	324	1,088

Total Current Assets	2,808	7,120

Property, Plant and Equipment	7,691	7,462
Accumulated depreciation	(1,389)	(1,047)

Property, Plant and Equipment, Net	6,302	6,415
Other Assets
Unconsolidated investments	577	600
Assets from risk-management activities	629	2,528
Goodwill	15	15
Other long-term assets	146	168

Total Assets	$10,477	$16,846

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$488	$1,502
Accounts payable, affiliates	74	454
Accrued liabilities and other current liabilities	558	1,682
Liabilities from risk-management activities	838	2,417
Notes payable and current portion of long-term debt	79	484
Current portion of long-term debt to affiliates	71	—

Total Current Liabilities	2,108	6,539

Long-term debt	3,464	3,276
Long-term debt to affiliates	200	—

Total Long-Term Debt	3,664	3,276
Other Liabilities
Liabilities from risk-management activities	746	2,367
Deferred income taxes	186	299
Other long-term liabilities	492	649

Total Liabilities	7,196	13,130

Minority Interest	121	146
Commitments and Contingencies (Note 16)
Subordinated Debentures, redemption value of zero and $200 at December 31, 2003 and December 31, 2002, respectively	—	200
Stockholder’s Equity
Additional paid-in capital	2,419	2,410
Accumulated other comprehensive income, net of tax	33	12
Accumulated deficit	(324)	(84)
Stockholder’s Equity	1,032	1,032

Total Stockholder’s Equity	3,160	3,370

Total Liabilities and Stockholder’s Equity	$10,477	$16,846

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(RESTATED)

See Explanatory Note

(in millions)

	Year Ended December 31,
	2003	2002	2001
Revenues	$4,714	$4,245	$7,789
Cost of sales, exclusive of depreciation shown separately below	(4,371)	(3,945)	(6,404)
Depreciation and amortization expense	(330)	(270)	(294)
Goodwill impairment	—	(640)	—
Impairment and other charges	(4)	(184)	—
Gain on sale of assets	29	4	35
General and administrative expenses	(293)	(255)	(350)

Operating income (loss)	(255)	(1,045)	776
Earnings (losses) from unconsolidated investments	132	(52)	178
Interest expense	(338)	(187)	(137)
Other income and expense, net	11	(25)	58
Minority interest income (expense)	3	(36)	(93)
Accumulated distributions associated with trust preferred securities	(8)	(13)	(17)

Income (loss) from continuing operations before income taxes	(455)	(1,358)	765
Income tax benefit (expense)	185	374	(308)

Income (loss) from continuing operations	(270)	(984)	457
Loss on discontinued operations, net of taxes (Note 3)	(12)	(100)	(19)

Income (loss) before cumulative effect of change in accounting principles	(282)	(1,084)	438
Cumulative effect of change in accounting principles, net of taxes (Note 2)	42	—	2

Net income (loss)	$(240)	$(1,084)	$440

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(RESTATED)

See Explanatory Note

(in millions)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(240)	$(1,084)	$440
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	390	427	292
Goodwill impairment	—	640	—
Impairment and other charges	4	226	—
(Earnings) losses from unconsolidated investments, net of cash distributions	23	143	(90)
Risk-management activities	377	638	(9)
Loss (gain) on sale of assets	(26)	84	(35)
Deferred income taxes	(193)	(195)	123
Cumulative effect of change in accounting principles (Note 2)	(42)	—	(2)
Reserve for doubtful accounts	13	52	56
Other	(12)	105	60
Changes in working capital:
Accounts receivable	1,590	384	1,492
Inventory	123	1	18
Prepayments and other assets	742	(717)	(177)
Accounts payable and accrued liabilities	(1,884)	(384)	(2,042)
Changes in non-current assets and liabilities, net	(105)	(294)	50

Net cash provided by operating activities	760	26	176

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(205)	(735)	(1,987)
Investments in unconsolidated affiliates	(4)	(11)	(32)
Business acquisitions, net of cash acquired	—	(20)	(581)
Proceeds from asset sales, net	58	715	1,014
Affiliate transactions	(272)	770	421
Other investing, net	—	85	(176)

Net cash provided by (used in) investing activities	(423)	804	(1,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	1,863	532	1,091
Net proceeds from short-term borrowings	—	181	—
Repayments of borrowings	(2,366)	(441)	(233)
Net cash flow from commercial paper and revolving lines of credit	(128)	(540)	469
Other financing, net	(21)	(14)	(27)

Net cash provided by (used in) financing activities	(652)	(282)	1,300

Effect of exchange rate changes on cash	10	(59)	(23)
Net increase (decrease) in cash and cash equivalents	(305)	489	112
Cash and cash equivalents, beginning of period	633	144	32

Cash and cash equivalents, end of period	$328	$633	$144

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(RESTATED)

See Explanatory Note

(in millions)

	Additional Paid-In-Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Stockholder’s Equity	Total
December 31, 2000	$2,336	$(15)	$560	$1,032	$3,913
Net income	—	—	440	—	440
Other comprehensive income, net of tax	—	25	—	—	25
Options exercised	32	—	—	—	32
401(k) plan and profit sharing stock	6	—	—	—	6
Options granted	9	—	—	—	9
Capital contribution	9	—	—	—	9

December 31, 2001	$2,392	$10	$1,000	$1,032	$4,434
Net loss	—	—	(1,084)	—	(1,084)
Other comprehensive income, net of tax	—	2	—	—	2
Options exercised	11	—	—	—	11
401(k) plan and profit sharing stock	7	—	—	—	7

December 31, 2002	$2,410	$12	$(84)	$1,032	$3,370
Net loss	—	—	(240)	—	(240)
Other comprehensive income, net of tax	—	21	—	—	21
Options exercised	2	—	—	—	2
401(k) plan and profit sharing stock	5	—	—	—	5
Options granted	2	—	—	—	2

December 31, 2003	$2,419	$33	$(324)	$1,032	$3,160

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(RESTATED)

See Explanatory Note

(in millions)

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$(240)	$(1,084)	$440
Cash flow hedging activities, net:
Cumulative effect of transition adjustment	—	—	61
Unrealized mark-to-market gains arising during period, net	39	73	4
Reclassification of mark-to-market gains to earnings, net	(37)	(73)	(57)

Changes in cash flow hedging activities, net (net of tax expense of $1, zero and $5, respectively)	2	—	8
Foreign currency translation adjustments	19	3	11
Minimum pension liability (net of tax benefit of zero, $2 and zero, respectively)	—	(3)	—
Unrealized losses on securities, net:
Unrealized holding losses arising during period, net	—	—	(6)
Less: Reclassification adjustments for losses realized in net loss	—	2	12

Net unrealized gains (net of tax expense of zero, $1 and $4, respectively)	—	2	6

Other comprehensive income, net of tax	21	2	25

Comprehensive income (loss)	$(219)	$(1,082)	$465

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER MARCH 5, 2004 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 5, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 includes restatements of our consolidated financial statements for each of the three years in the period ended December 31, 2003. The restatements relate to our deferred income tax accounts. Quarterly information in this Explanatory Note is unaudited. Specifically, the restatements are as follows:

Deferred Income Tax Accounts. As previously disclosed in our second quarter 2004 Form 10-Q, we undertook an evaluation of our tax accounting and reconciliation controls and processes, including a tax basis balance sheet review which we have recently completed. Through this initiative, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 are required. These adjustments primarily related to errors associated with accounting for acquisitions, incorrect classification of goodwill impairments as permanent differences for purposes of calculating the tax provision and other items. As a result of these errors, adjustments were also made to goodwill, accounts receivable (payable), affiliates, other long-term assets, accrued liabilities and other long-term liabilities accounts.

This restatement has no effect on our previously reported net cash provided by (used in) operating activities, investing activities or financing activities.

The table below reflects the quarterly and year-to-date impact of the correction to our previous accounting for income taxes on net income (loss) as originally reported.

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Month Ended December 31	Six Months Ended June 30	Nine Months Ended September 30	Twelve Months Ended December 31
	(in millions)
2000 and prior							$(46)
2001							15
2002	$(1)	$—	$173	$(10)	$(1)	$172	162
2003	—	—	—	8	—	—	8

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Summary. A synopsis of the aggregate financial impact of the restatement on the amounts originally reported in the Original Filing is as follows:

RESTATED SELECTED BALANCE SHEET DATA

	December 31, 2003	December 31, 2002
	(in millions)
Accounts receivable, affiliates
As previously reported	$25	$31
Restatement	313	—

As restated	$338	$31

Other long-term assets
As previously reported	$156	$168
Restatement	(10)	—

As restated	$146	$168

Total Assets
As previously reported	$10,280	$16,846
Restatement	197	—

As restated	$10,477	$16,846

Accounts payable, affiliates
As previously reported	$195	$964
Restatement	(121)	(510)

As restated	$74	$454

Accrued liabilities and other current liabilities
As previously reported	$558	$1,473
Restatement	—	209

As restated	$558	$1,682

Deferred income tax (assets) liabilities
As previously reported	$(106)	$83
Restatement	292	216

As restated	$186	$299

Other long-term liabilities
As previously reported	$499	$695
Restatement	(7)	(46)

As restated	$492	$649

Total Liabilities
As previously reported	$7,138	$13,261
Restatement	58	(131)

As restated	$7,196	$13,130

Stockholder’s Equity
As previously reported	$3,021	$3,239
Restatement	139	131

As restated	$3,160	$3,370

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

RESTATED SELECTED RESULTS OF OPERATIONS DATA

	Year Ended December 31,
	2003	2002	2001
Depreciation and amortization expense
As previously reported	$(330)	$(270)	$(296)
Restatement	—	—	2

As restated	$(330)	$(270)	$(294)

Goodwill impairment
As previously reported	$—	$(724)	$—
Restatement	—	84	—

As restated	$—	$(640)	$—

Income tax benefit (expense)
As previously reported	$177	$296	$(321)
Restatement	8	78	13

As restated	$185	$374	$(308)

Net income (loss)
As previously reported	$(248)	$(1,246)	$425
Restatement	8	162	15

As restated	$(240)	$(1,084)	$440

Note 1—Organization and Operations of the Company

Dynegy Holdings Inc. (together with our subsidiaries, “we”, “us” or “our”) is a holding company and conducts substantially all of our business through our subsidiaries. We own operating divisions engaged in power generation and natural gas liquids. We also separately report the results of our customer risk management business. We had three reportable business segments in 2003: GEN, NGL and CRM. We reported our results in these three business segments based on the diversity of their respective operations. Please see a description of abbreviations used in these footnotes beginning on page F-74.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Gains and losses are not recognized for retirements of property, plant and equipment subject to composite rates until the asset group subject to the composite rate is retired. Gains and losses on sales of individual assets are reflected in gain on sale of assets in the consolidated statements of operations. Through December 31, 2001, we reviewed the carrying value of our long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Under this standard, we evaluate an asset for impairment when events or circumstances indicate its carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment. When we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to the estimated sales price, less costs to sell. Our adoption of SFAS No. 144 on January 1, 2002 did not have any impact on our financial position or results of operations. See Note 4—Restructuring and Impairment Charges beginning on page F-23 for a discussion of impairment charges we recognized in 2002 and 2003.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The following pro forma financial information has been prepared to give effect to the adoption of SFAS No. 143 as if it had been adopted January 1, 2001:

	Year Ended December 31,
	2002	2001
	(in millions)
Income (loss) from continuing operations, as reported	$(984)	$457
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143	(5)	(4)

Pro forma income (loss) from continuing operations	$(989)	$453

Income (loss) before cumulative effect of change in accounting principles, as reported	$(1,084)	$438
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143	(3)	(3)

Pro forma income (loss) before cumulative effect of change in accounting principles	$(1,087)	$435

Net income (loss), as reported	$(1,084)	$440
Pro forma adjustments to reflect retroactive adoption of SFAS No. 143	(3)	(3)

Pro forma net income (loss)	$(1,087)	$437

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Goodwill and Other Intangible Assets. Prior to January 1, 2002, intangible assets, principally goodwill, were amortized on a straight-line basis over their estimated useful lives of 25 to 40 years. However, we adopted SFAS No. 142 effective January 1, 2002, and, accordingly, discontinued amortizing goodwill. In accordance with SFAS No. 142, we subject goodwill to a fair value-based impairment test on at least an annual basis. As further discussed in Note 10—Goodwill beginning on page F-33, we recognized a $640 million goodwill impairment in 2002 related to the CRM and GEN segments. The estimation of fair value is highly subjective, inherently imprecise and can change materially from period to period based on, among other things, an assessment of market conditions, projected cash flows and discount rate. We currently perform our annual impairment test in the fourth quarter after our annual budgetary process, and we may record further impairment losses in future periods as a result of such test.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Cash inflows and outflows associated with the settlement of risk management activities are recognized in operating cash flows.

Income Taxes. Our parent, Dynegy, files a consolidated U.S. federal income tax return and, for financial reporting purposes, accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, income taxes are provided for amounts currently payable or refundable and for amounts deferred as tax assets and liabilities caused by differences between financial statement carrying amounts and the tax bases of certain assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse. Valuation allowances are provided against deferred tax assets when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates used to recognize deferred tax assets are subject to revision, either higher or lower, in future periods based on new facts or circumstances.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Had compensation cost for all stock options granted prior to 2003 been determined on a fair value basis consistent with SFAS No. 123, our net income (loss) would have approximated the following pro forma amounts for the years ended December 31, 2003, 2002 and 2001, respectively.

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Net income (loss) as reported	$(240)	$(1,084)	$440
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2	8	6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(30)	(70)	(53)

Pro forma net income (loss)	$(268)	$(1,146)	$393

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

Accounting Principles Adopted

SFAS No. 132. In December 2003, the FASB released SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard requires disclosures for pensions and other postretirement benefit plans and replaces existing pension disclosure requirements. We adopted the new disclosure requirements as of December 31, 2003. Please see Note 19—Employee Compensation, Savings and Pension Plans beginning on page F-61 for these required disclosures.

SFAS No. 143. In June 2001, the FASB issued SFAS No. 143, which we adopted January 1, 2003. For further discussion, please see “Asset Retirement Obligations” beginning on page F-12.

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

SFAS No. 148. In December 2002, the FASB issued SFAS No. 148. We transitioned to a fair value-based method of accounting for stock-based compensation in the first quarter 2003 and are using the prospective method of transition as described under SFAS No. 148. For further discussion, please see “Employee Stock Options” beginning on page F-16.

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

FIN No. 46. In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” In December 2003, the FASB issued the updated and final interpretation FIN No. 46R. FIN No. 46R requires that an equity investor in a variable interest entity have significant equity at risk (generally a minimum of 10%, which is an increase from the 3% required under previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the variable interest entity as the primary beneficiary. FIN No. 46 was applicable immediately to variable interest entities created or obtained after January 31, 2003. While we have not entered into any arrangements in 2003 that would be subject to FIN No. 46, entities previously formed are impacted. FIN No. 46R was effective on December 31, 2003 for interests in entities that were previously considered special purpose entities under then existing authoritative guidance. We recorded a cumulative effect of change in accounting principle of $15 million after-tax related to our adoption of this portion of FIN No. 46R, as further described below. Please also see Note 15—Redeemable Preferred Securities—Subordinated Debentures beginning on page F-46. We will adopt FIN No. 46R for non-special purpose entities on March 31, 2004. We are in the process of assessing the impact, if any, that this adoption will have on our financial statements.

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

CoGen Lyondell, Inc. (CLI) is the lessee of the CoGen Facility, a 610 MW gas-fueled combined-cycle co-generation plant that sells steam and electricity to the Lyondell Chemical Complex and sells electricity to the open wholesale market in ERCOT. Additionally, CoGen Lessor is a synthetic lease entity which leases the CoGen Facility to CLI. Both entities were previously considered special purpose entities and also met the definition of a VIE because their equity holders did not have a controlling interest or significant equity investment at risk in the entity. We were considered the primary beneficiary of both entities as we held a fixed-price purchase option on the assets of the entities during the lease term and maintained a residual value guarantee for 97% of the facility on CoGen Lessor. FIN No. 46R does not impact our accounting for CLI, as we have always consolidated CLI. Additionally, we began accounting for our lease with CoGen Lessor as a capital lease in June 2002, and, therefore, began consolidating the generation facility and the associated debt. If we had adopted this portion of FIN No. 46R on January 1, 2001, our income (loss) before cumulative effect of change in accounting principles would have decreased by zero, $1 million and $3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our net income (loss) would have increased (decreased) by $15 million, $(1) million and $(3) million for the years ended December 31, 2003, 2002 and 2001, respectively. The $15 million cumulative effect noted above is primarily a result of recording additional accumulated depreciation on the facility from June 1997, inception of the leasing arrangement, through June 2002. We retired the $170 million capital lease obligation with proceeds received from our October 2003 follow-on notes offering further described in Note 11—Refinancing and Restructuring Transactions—Follow-on Notes Offering beginning on page F-35.

EITF Issue 02-03. During 2002, the EITF reached consensus on several issues pursuant to EITF Issue 02-03. For further discussion, please see “Revenue Recognition” beginning on page F-14.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

For federal income tax purposes, the sale resulted in a capital loss, which may be deducted solely against capital gains, if any, realized by us in our consolidated federal tax returns. There is a three-year carryback and a five-year carryforward for capital losses under existing federal statutes. Please see Note 14—Income Taxes beginning on page F-44 for further discussion of our capital loss carryforwards.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Note 4—Restructuring and Impairment Charges

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

During 2003, we recorded a $16 million pre-tax charge related to the impairment of some of our generation investments. For further discussion, please see Note 9—Unconsolidated Investments—GEN Investments beginning on page F-31. In addition, during 2003, we recorded a $12 million pre-tax charge related to the impairment of our investment in GCF. For further discussion, please see Note 9—Unconsolidated Investments—NGL Investments beginning on page F-32.

In 2002, we recorded a goodwill impairment relating to our GEN and CRM segments totaling $640 million. For further discussion, please see Note 10—Goodwill beginning on page F-33.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The severance balance at December 31, 2003 primarily relates to severance that has not been paid to our former Chief Executive Officer, former President and former Chief Financial Officer, each of whom has initiated an arbitration proceeding against us related to this severance. Please read Note 16—Commitments and Contingencies—Summary of Material Legal Proceedings—Severance Arbitrations beginning on page F-52 for further discussion.

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Impairment of generation investments. In conjunction with our review of the carrying value of goodwill in the third quarter 2002 (see Note 10—Goodwill beginning on page F-33 for further discussion), we assessed the carrying value of our generation portfolio on an asset-by-asset basis. The generation portfolio includes wholly-owned generating facilities, which are reflected in property, plant and equipment, as well as investments in partnerships and limited liability companies that own generating facilities, which are reflected in unconsolidated investments. Based on this review, the carrying value associated with the wholly-owned generation facilities was considered realizable. However, some unconsolidated investments were considered impaired, resulting in a pre-tax charge of $117 million, which is reflected in earnings (losses) from unconsolidated investments on the consolidated statements of operations. The diminution in the fair value of these investments was primarily a result of depressed energy prices.

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

(RESTATED)

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

(RESTATED)

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

(RESTATED)

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

The carrying values of current financial assets and liabilities approximate fair values due to the short-term maturities of these instruments. The carrying amounts and fair values of debt are included in Note 12—Debt beginning on page F-36. The carrying amounts and fair values of our other financial instruments were:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Subordinated Debentures (1)	$—	$—	$200	$14
Fair Value Hedge Interest Rate Swap	3	3	73	73
Cash Flow Hedge Interest Rate Swap	(3)	(3)	(16)	(16)
Interest Rate Risk-Management Contracts	(4)	(4)	(74)	(74)
Commodity Cash Flow Hedge Contracts	17	17	—	—
Commodity Risk-Management Contracts	(86)	(86)	(43)	(43)

(1)	At December 31, 2003, these securities were classified as Debt on the consolidated balance sheets. Please read Note 2—Accounting Policies—Accounting Principles Adopted—SFAS No. 150 beginning on page F-18 and Note 12—Debt beginning on page F-36.

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

(RESTATED)

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

The businesses acquired included: Northern Natural (2002) and BGSL (2001). Please read Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions—Discontinued Operations beginning on page F-19 for more information regarding these acquisitions.

Note 7—Inventory

A summary of our inventories is as follows:

	December 31,
	2003	2002
	(in millions)
Natural gas in storage	$5	$—
Natural gas liquids	40	46
Coal	48	49
Crude oil	16	10
Materials and supplies	85	79

	$194	$184

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Note 9—Unconsolidated Investments

Our unconsolidated investments consist primarily of investments in affiliates that we do not control but where we have significant influence over operations. These investments are accounted for by the equity method of accounting. Our share of net income from these affiliates is reflected in the consolidated statements of operations as earnings (losses) from unconsolidated investments. Our principal equity method investments consist of entities that operate generation and natural gas liquids assets. We entered into these ventures principally to share risk and leverage existing commercial relationships. These ventures maintain independent capital structures and have financed their operations either on a non-recourse basis to us or through their ongoing commercial activities. We hold investments in joint ventures in which ChevronTexaco or its affiliates are investors. For additional information about these investments, please read Note 13—Related Party Transactions beginning on page F-41.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Because of their significance, West Coast Power’s audited consolidated financial statements are included herein beginning on page
F-77.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

In addition to the charges related to our investment in West Coast Power described above, equity earnings during 2002 were negatively impacted by a pre-tax impairment of $84 million (net of the $33 million West Coast Power impairment) in multiple equity investments based on a fair value assessment, as further discussed in Note 4—Restructuring and Impairment Charges beginning on page F-23.

NGL Investments. At December 31, 2003, natural gas liquids investments included a 22.9% ownership interest in Venice Energy Services Company, L.L.C. (VESCO), a venture that operates a natural gas liquids processing, extraction, fractionation and storage facility in the Gulf Coast region as well as a 38.75% ownership interest in GCF, a venture that fractionates natural gas liquids on the Gulf Coast. In August 2002, we sold our investment in WTLPS to ChevronTexaco. Please read Note 13—Related Party Transactions beginning on page F-41 for further discussion of this transaction.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Earnings from unconsolidated investments of $132 million for the year ended December 31, 2003 includes the $45 million above and $117 million from West Coast Power, offset by $30 million in impairments of investments. Losses from unconsolidated investments of $54 million for the year ended December 31, 2002 consist primarily of the $56 million above and $17 million from West Coast Power, offset by impairments of generation and technology investments of $117 million and $17 million, respectively (see Note 4—Restructuring and Impairment Charges—Impairment of generation investments and Note 4—Restructuring and Impairment Charges—Impairment of technology investments both beginning on page F-25). Earnings from unconsolidated investments of $178 million for the year ended December 31, 2001 consist primarily of the $47 million above and $162 million from West Coast Power, offset by a $19 million pre-tax loss on a technology investment due to impairment.

Other Investments. During 2001, we recognized a $19 million pre-tax loss on a technology investment due to impairments that were determined by management to be other-than-temporary. We owned securities that had a readily determinable fair market value and were considered available-for-sale. During 2002, we wrote down the remaining values of our available-for-sale securities. For further discussion, please see Note 4—Restructuring and Impairment Charges beginning on page F-23. The market value of these investments at December 31, 2003 and 2002 was estimated to be zero.

Note 10—Goodwill

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

The changes in the carrying amount of goodwill for each of our reporting units for the years ended December 31, 2003 and 2002 were as follows:

	GEN	NGL	CRM	Other	Total
	(in millions)
Balances as of January 1, 2002	$315	$16	$358	$—	$689
Goodwill acquired during the period	—	—	—	887	887
Purchase price adjustments	—	—	(33)	(28)	(61)
Goodwill impaired during the period	(315)	—	(325)	—	(640)
Sale of Canadian Crude business	—	(1)	—	—	(1)
Sale of Northern Natural	—	—	—	(859)	(859)

Balances as of December 31, 2002 and 2003	$—	$15	$—	$—	$15

Significant components of the changes in goodwill during 2002 included the following:

We adopted SFAS No. 142 effective January 1, 2002, and, accordingly, tested for impairment all amounts recorded as goodwill. We determined that no goodwill was impaired. The fair value of our reporting segments was estimated using the expected discounted future cash flows.

During 2002, the value of goodwill associated with our former WEN segment was determined to be impaired, resulting in our recognizing a charge of $640 million. The fair values of the respective components of this segment were estimated utilizing the expected discounted future cash flows. The primary factors leading to this impairment were: (1) the reduction in near-term power prices; (2) an increase in the rate of return required for investors to enter the energy merchant sector; and (3) our decision to exit third-party risk management aspects of the marketing and trading business. The impairment charge is reflected in the consolidated statements of operations as a goodwill impairment.

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Also in 2002, $887 million of goodwill associated with the acquisition of Northern Natural was recorded in the Other segment and subsequently removed when Northern Natural was sold. See Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions—Discontinued Operations—Northern Natural beginning on page F-19 for additional discussion of the sale of Northern Natural.

Of the $640 million goodwill impairment recognized in 2002, $405 million related to goodwill for which there was no tax basis, and thus that portion of the impairment was the same on a pre-tax or an after-tax basis. The remaining impairment of $235 million was $146 million on an after-tax basis.

The following table shows what our net income would have been in 2001 if goodwill had not been amortized during those periods, compared to the net loss we recorded for 2003 and 2002:

	2003	2002	2001
	(in millions)
Reported net income (loss)	$(240)	$(1,084)	$440
Add back: Goodwill amortization	—	—	11

Net income (loss)	$(240)	$(1,084)	$451

Note 11—Refinancing and Restructuring Transactions

During 2003, we completed a series of transactions that significantly altered our outstanding debt balances. The following summarizes the most significant of those transactions.

Credit Facility Restructuring. On April 2, 2003, we entered into a $1.66 billion credit facility, consisting of: (i) a $1.1 billion secured revolving credit facility; (ii) a $200 million secured term loan (“Term A Loan”); and (iii) a $360 million secured term loan (“Term B Loan”). The credit facility replaced, and preserved the commitment of each lender under, our former $900 million and $400 million revolving credit facilities, which had maturity dates of April 28, 2003 and May 27, 2003, respectively, and Dynegy’s $360 million DGC secured debt, which had a maturity date of December 15, 2005. For further discussion of the credit facility, please see Note 12—Debt—Credit Facility beginning on page F-36. We incurred debt issuance costs aggregating approximately $41 million in connection with the new facility. Such amounts have been capitalized and are amortized over the term of the credit facility and term loans.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

For further discussion of the second priority senior secured notes and the convertible subordinated debentures, please see Note 12—Debt—Second Priority Senior Secured Notes beginning on page F-38 and Note 12—Debt—Dynegy Convertible Subordinated Debentures beginning on page F-40.

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

For further discussion of the Junior Notes and the Series C convertible preferred stock, please see Note 12—Debt—Dynegy Junior Unsecured Subordinated Notes beginning on page F-40 and Note 12—Debt—Dynegy Series C Convertible Preferred Stock beginning on page F-41.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Note 12—Debt

Notes payable and long-term debt consisted of the following:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Revolving Credit Facilities	$—	$—	$128	$128
Senior Notes, 6.75% due 2005	—	—	150	54
Senior Notes, 8.125% due 2005	18	18	300	114
Senior Notes, 7.45% due 2006	22	24	206	70
Senior Notes, 6.875% due 2011	519	455	522	158
Senior Notes, 8.75% due 2012	500	501	500	170
Senior Debentures, 7.125% due 2018	179	147	190	47
Senior Debentures, 7.625% due 2026	181	147	198	46
Second Priority Senior Secured Notes, floating rate due 2008	225	225	—	—
Second Priority Senior Secured Notes, 9.875% due 2010	625	705	—	—
Second Priority Senior Secured Notes, 10.125% due 2013	900	1,035	—	—
Subordinated Debentures payable to affiliates, 8.316%, due 2027 (1)	200	164	—	—
ABG Gas Supply Credit Agreement, due through 2006	185	185	259	252
Generation Facility Debt, due 2007	184	184	184	184
Generation Facility Capital Lease	—	—	165	165
Tilton Capital Lease payable to affiliates	71	71	—	—
Black Thunder Secured Financing	—	—	758	758
Renaissance and Rolling Hills Credit Facility, due 2003	—	—	200	200

	3,809		3,760
Unamortized premium (discount) on debt, net	5		—

	3,814		3,760
Less: Amounts due within one year	150		484

Total Long-Term Debt	$3,664		$3,276

(1)	At December 31, 2002, these securities, which were formerly known as the Company Obligated Preferred Securities of a Subsidiary Trust, were classified as Subordinated Debentures on the Consolidated Balance Sheets. See Note 2—Accounting Policies—Accounting Principles Adopted—SFAS No. 150 beginning on page F-18.

Our debt maturities for the next five years and thereafter are as follows: 2004 - $150 million; 2005 - $102 million; 2006 - $44 million; 2007 - $184 million; 2008 - $225 million; thereafter - $3,109 million. Included in our 2004 maturities of $150 million is $71 million related to the Tilton capital lease. Please see “Tilton Capital Lease” beginning on page F-40 for a discussion of the delivery of our notice of intent to exercise our option to purchase the leased turbines upon the expiration of the lease in September 2004, with respect to which an $81 million payment is due.

Credit Facility. During the year ended December 31, 2003, we reduced our exposure under our revolving credit facilities by $812 million. During the period from December 31, 2003 through February 23, 2004, our outstanding letters of credit under these revolving credit facilities increased by $34 million.

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

As discussed in Note 11—Refinancing and Restructuring Transactions—Credit Facility Restructuring beginning on page F-34, on April 2, 2003, we entered into a $1.66 billion credit facility consisting of a $1.1 billion secured revolving credit facility, which matures on February 15, 2005, and two secured term loans. We repaid the secured term loans using the proceeds from our August and October 2003 debt offerings, together with cash on hand. We currently have no borrowings under the credit facility, with letters of credit issued of $222 million at February 23, 2004.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

The definition of EBITDA in the amended credit facility specifically excludes, among other items: (i) Discontinued Business Operations, as defined therein (including third-party marketing and trading, communications and tolling arrangements); (ii) certain amounts paid, incurred or reserved in connection with any litigation disclosed under the schedules to the amended credit facility; (iii) extraordinary gains or losses; (iv) any impairment, abandonment, restructuring or similar non-cash expenses; (v) interest expense; (vi) gains/losses on extinguishment of debt; and (vii) turbine cancellation payments up to $50 million in the aggregate.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

additional indebtedness; (4) create certain liens; (5) engage in sale and leaseback transactions; (6) consolidate, merge or transfer all or substantially all of our assets; or (7) engage in certain transactions with affiliates.

Subordinated Debentures. Please see discussion in Note 15–Redeemable Preferred Securities—Subordinated Debentures beginning on page F-46.

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

Generation Facility Capital Lease. In June 2002, we unilaterally undertook certain actions, the effect of which altered the accounting for one of our existing lease obligations. These actions included the delivery of a guarantee of the lessor debt in the lease of our CoGen Lyondell power generation facility. As a result of these actions, the lease is now accounted for as a capital lease and approximately $165 million of generation assets and the associated debt were consolidated on our balance sheet. We had the option to purchase the related assets at lease maturity in 2005. This obligation bore interest at a rate of LIBOR plus 1.5% to 2.75%, depending on the tranche. As a part of the Refinancing and the follow-on notes offering, we exercised our option to purchase the related assets from the lessors and repaid the balance owed on the capital lease. Please read Note 11—Refinancing and Restructuring Transactions—Refinancing beginning on page F-34 for further discussion.

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

We completed an amendment to this transaction in June 2002 that permanently removed a $270 million obligation that could have been triggered by declines in our credit ratings. As a result of this amendment, $796

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

million related to Catlin was reclassified from minority interest to debt on our consolidated balance sheets. We repaid the balance owed on the Black Thunder secured financing as part of the Refinancing. Please read Note 11—Refinancing and Restructuring Transactions—Refinancing beginning on page F-34 for further discussion.

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

The Junior Notes are subject to mandatory prepayment during the first two years and until such time as CUSA elects otherwise with: (i) all net cash proceeds from Dynegy’s qualified capital stock issuances in excess

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

of the first $250 million of such issuances, (ii) 50% of net cash proceeds from issuances of subordinated or convertible debt, mandatorily redeemable preferred stock or convertible equity (excluding refinancings thereof), (iii) 25% of net cash proceeds from asset sales (other than Dynegy’s sales of Illinois Power assets or equity), not to exceed an aggregate of $200 million in asset sale proceeds and (iv) 75% of net cash proceeds from Dynegy’s sale of Illinois Power assets or equity, excluding net cash proceeds used for the payment of any debt associated with Illinois Power. Please read Note 22—Subsequent Event beginning on page F-72 for a discussion of Dynegy’s pending sale of Illinois Power to Ameren.

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

Dynegy Series C Convertible Preferred Stock. In August 2003, Dynegy issued 8 million shares of its Series C convertible preferred stock to CUSA. Each share carries a liquidation preference of $50, and the aggregate redemption value is $400 million. Dividends are payable at a rate of 5.5% per annum in cash semi-annually. At its election, Dynegy may defer dividend payments for up to 10 consecutive semi-annual dividend payment periods. Upon termination of any deferral period, all accrued and unpaid amounts are due in cash. Dynegy may not pay dividends on its common stock during any deferral period. Additionally, if Dynegy fails to obtain shareholder approval within one year for conversion of the Series C convertible preferred stock into shares of its Class B common stock, the dividend rate on the Series C convertible preferred stock will increase to 10% until such time as it obtains such approval or it is determined that such approval is not required under applicable rules and regulations. Following the receipt of such approval, the shares of Series C convertible preferred stock generally are convertible, at the option of the holder, at a price of $5.78 per share. The initial holder of the Series C convertible preferred stock may not transfer the shares of the Series C convertible preferred stock (other than to affiliates) until the earlier of (a) 18 months following the closing of the Series B Exchange or (b) 120 days following the consummation of one or more public or private sales of our qualified capital stock resulting in gross proceeds to us of at least $250 million. On or after the third anniversary of this “lock-up” period, Dynegy may cause the Series C convertible preferred stock to be converted into shares of its Class B common stock at any time the closing price of its Class A common stock exceeds 130% of the conversion price then in effect for at least 20 trading days within any period of 30 consecutive trading days prior to such conversion. Upon any conversion of the Series C convertible preferred stock, Dynegy has the right to deliver, in lieu of shares of its Class B common stock, cash or a combination of cash and shares of its Class B common stock. At any time after the 10th anniversary of the closing of the Series B Exchange, Dynegy may redeem all of the shares of Series C convertible preferred stock for a redemption price equal to $50 per share plus accrued and unpaid dividends.

Note 13—Related Party Transactions

Transactions with ChevronTexaco. In connection with our previously announced exit from third-party risk management aspects of the marketing and trading business, we agreed with ChevronTexaco to terminate the

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

In August 2002, we executed an agreement with ChevronTexaco pursuant to which the parties amended the existing gas purchase agreement, security agreement, netting agreement and certain related agreements. Under this new agreement, we accelerated our payment terms effective upon the closing of the sale of Northern Natural described in Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions—Discontinued Operations—Northern Natural beginning on page F-19 above. The accelerated payment totaled $176 million at December 31, 2002.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Additionally, certain of our subsidiaries received revenues of approximately $569 million, $486 million and $459 million from Illinois Power during the years ended December 31, 2003, 2002 and 2001, respectively. These revenues primarily related to a power purchase agreement that we have with Illinois Power that provides Illinois Power the right to purchase power from us for a primary term extending through December 31, 2004. The primary term may be extended on an annual basis, subject to concurrence by both parties. The power purchase agreement defines the terms and conditions under which we provide power and energy to Illinois Power using a tiered pricing structure. The agreement requires Illinois Power to compensate us for capacity charges through 2004 at a total contract cost of $639.6 million. According to the power purchase agreement, Illinois Power is to provide a security guarantee of $50 million upon a credit downgrade event. This guarantee is being fulfilled by a $50 million guarantee from Dynegy on Illinois Power’s behalf. The power purchase agreement obligates us to provide power up to the reservation amount even if we have individual units unavailable at various times. Please read Note 22—Subsequent Event beginning on page F-72 for a discussion of Dynegy’s pending sale of Illinois Power to Ameren, and the related power purchase agreement.

These subsidiaries also purchased approximately $9 million, $10 million and $10 million of natural gas from Illinois Power during the years ended December 31, 2003, 2002 and 2001, respectively.

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Note 14—Income Taxes

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

General. We are subject to U.S. federal, foreign and state income taxes on our operations. Components of income tax benefit (expense) related to income (loss) from continuing operations were:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Current tax benefit (expense):
Domestic	$(9)	$222	$(160)
Foreign	—	—	(9)
Deferred tax benefit (expense):
Domestic	195	142	(139)
Foreign	(1)	10	—

Income tax benefit (expense)	$185	$374	$(308)

Components of income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Income (loss) from continuing operations before income taxes:
Domestic	$(457)	$(1,349)	$753
Foreign	2	(9)	12

	$(455)	$(1,358)	$765

Significant components of deferred tax liabilities and assets were:

	December 31,
	2003	2002
	(in millions)
Deferred tax assets:
NOL carryforwards	$454	$99
Capital loss carryforward	56	56
Book/tax differences from liabilities	36	53
Miscellaneous book/tax recognition differences	24	39

Subtotal	570	247
Less: valuation allowance	(51)	(51)

Total deferred tax assets	519	196

Deferred tax liabilities:
Investments	6	4
Depreciation and other property differences	616	524
Miscellaneous book/tax recognition differences	83	(33)

Total deferred tax liabilities	705	495

Net deferred tax liability	$186	$299

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Realization of the aggregate deferred tax asset is dependent on, among other things, our ability to generate taxable income of the appropriate character in the future. At December 31, 2003 and 2002, $46 million of the valuation allowances relates to capital loss carryforwards, and $5 million relates to foreign tax credit carryforwards, which management believes are not likely to be fully realized in the future based on our ability to generate capital gains and foreign income. The financial statement impact of the valuation allowance recorded in 2002 relating to the capital loss carryforwards was reflected in discontinued operations.

Income tax provisions on continuing operations for the years ended December 31, 2003, 2002 and 2001, were equivalent to effective rates of 41%, 28% and 40%, respectively. Differences between taxes computed at the U.S. federal statutory rate and our reported income tax benefit (expense) were:

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Expected tax at U.S. statutory rate (35%)	$159	$475	$(268)
State taxes	20	49	(5)
Foreign taxes	(2)	1	(6)
Valuation allowance	—	(5)	—
Goodwill impairments	—	(142)	—
Basis differentials and other	8	(4)	(29)

Income tax benefit (expense)	$185	$374	$(308)

At December 31, 2003, we had approximately $1,123 million of regular federal tax net operating loss carryforwards after considering the effect of carryback to prior years, and $990 million of AMT net operating loss carryforwards. The federal net operating loss carryforwards expire from 2009 through 2023. Certain provisions of the Internal Revenue Code place an annual limitation on our ability to utilize tax carryforwards existing as of the date of a 1995 and a 2000 business acquisition. These limitations are not expected to have a material impact on our overall ability to utilize such tax carryforwards. There was no valuation allowance established at December 31, 2003 for a net operating loss carryforward, as management believes the net operating loss carryforward is more likely than not to be fully realized in the future based, among other things, on management’s estimates of future taxable net income and future reversals of existing taxable temporary differences.

State net operating loss carryforwards total $980 million. In states where we file unitary state income tax returns, net operating loss carryforwards are $30 million in New Mexico and in Pennsylvania, $35 million in California and $395 million in Illinois. These state net operating loss carryforwards will begin to expire in 2007, 2012 and 2015, respectively. State net operating loss carryforwards (in states where we file separate returns) are $8 million in Virginia, $23 million in Texas, $36 million in Michigan, $40 million in North Carolina, $53 million in Georgia, $74 million in Louisiana, $120 million in New York, $108 million in Kentucky and a total of $28 million in various other states. These state net operating loss carryforwards will begin to expire in Texas in 2007, Michigan and Pennsylvania in 2011, North Carolina in 2015 and in 2022 for the remaining separately listed states. We believe such carryforwards will be fully realized prior to expiration.

Based on 2002 operating results, Dynegy generated a significant current tax net operating loss that was carried back to reclaim certain U.S. federal income taxes paid in prior years. Accordingly, we received a tax refund in the first quarter of 2003 of approximately $76 million for U.S. federal income taxes paid in 2001 and 2000.

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable under SFAS No. 5, “Accounting for Contingencies.” For environmental matters, we record liabilities when remedial efforts are probable and the costs can be reasonably estimated. Please see Note 2—Accounting Policies beginning on page F-10 for further discussion. Environmental reserves do not reflect management’s assessment of the insurance coverage that may

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

be applicable to the matters at issue, whereas litigation reserves do reflect such potential coverage. We cannot make any assurances that the amount of any reserves will cover any cash obligations we might incur as a result of litigation or regulatory proceedings, payment of which could be material.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

California Market Litigation. We and/or Dynegy and numerous other power generators and marketers are the subject of numerous lawsuits arising from our participation in the western power markets during the California energy crisis. Eight of these lawsuits, which primarily allege manipulation of the California wholesale power markets and seek unspecified treble damages, were consolidated before a single federal judge. That judge dismissed two of the cases in the first quarter 2003 on the grounds of FERC preemption and the filed rate doctrine. A decision on the plaintiffs’ appeal of that dismissal is not expected before May 2004. Regarding the other six consolidated cases, we are awaiting a ruling from the Ninth Circuit Court of Appeals on our appeal of a prior decision to remand those cases to state court.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Other Minimum Commitments. Minimum commitments in connection with office space, equipment, plant sites and other leased assets, including the DNE sale-leaseback transaction discussed in Note 3—Discontinued Operations, Dispositions, Contract Terminations and Acquisitions—Acquisitions—DNE beginning on page F-23, at December 31, 2003, were as follows: 2004—$79 million, 2005—$79 million; 2006—$79 million; 2007—$126 million; 2008—$145 million and beyond—$1.1 billion.

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

Guarantees. As discussed in Note 2—Accounting Policies—Accounting Principles Adopted—FIN 45 beginning on page F-18, FIN No. 45 requires disclosure of information relating to guarantees issued. These guarantees include letters of credit, indemnities and other forms of guarantees provided by us to third parties.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Stock Options. As further discussed in Note 2—Accounting Policies—Employee Stock Options beginning on page F-16, Dynegy has six stock option plans in which our employees participate, all of which contain authorized shares of Dynegy’s Class A common stock. Dynegy Inc. grants options, from time to time, to certain of our employees. Each option granted is valued at an option price, which ranges from $0.88 per share to $57.95 per share at date of grant. A brief description of each plan is provided below:

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Note 20—Segment Information

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

Dynegy’s Segment Data for the Year Ended December 31, 2003

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$352	$2,999	$840	$—	$4,191
Other	—	3	(49)	—	(46)

	352	3,002	791	—	4,145
Affiliate revenues	472	—	97	—	569
Intersegment revenues	783	250	(1,015)	(18)	—

Total revenues	$1,607	$3,252	$(127)	$(18)	$4,714

Depreciation and amortization	$(185)	$(81)	$—	$(64)	$(330)

Operating income (loss)	$198	$170	$(385)	$(238)	$(255)
Earnings (losses) from unconsolidated investments	136	(2)	(2)	—	132
Other items, net	1	(17)	31	(9)	6
Interest expense					(338)

Loss from continuing operations before taxes					(455)
Income tax benefit					185

Loss from continuing operations					(270)

Loss on discontinued operations, net of taxes					(12)
Cumulative effect of change in accounting principles, net of taxes					42

Net loss					$(240)

Identifiable assets:
Domestic	$4,933	$1,919	$2,049	$763	$9,664
Other	—	(25)	807	31	813

Total	$4,933	$1,894	$2,856	794	$10,477

Unconsolidated investments	$495	$82	$—	$—	$577

Capital expenditures and investments in unconsolidated affiliates	$(151)	$(51)	$(2)	$(5)	$(209)

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Dynegy’s Segment Data for the Year Ended December 31, 2002

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$379	$2,530	$308	$—	$3,217
Other	—	723	(181)	—	542

	379	3,253	127	—	3,759
Affiliate revenues	486	—	—	—	486
Intersegment revenues	434	165	(258)	(341)	—

Total revenues	$1,299	$3,418	$(131)	$(341)	$4,245

Depreciation and amortization	$(154)	$(88)	$(28)	$—	$(270)
Goodwill impairment	(315)	—	(325)	—	(640)
Impairment and other charges	(71)	(18)	(95)	—	(184)

Operating income (loss)	$(171)	$77	$(951)	$—	$(1,045)
Earnings (losses) from unconsolidated investments	(45)	14	(21)	—	(52)
Other items, net	9	(34)	(49)	—	(74)
Interest expense					(187)

Loss from continuing operations before taxes					(1,358)
Income tax benefit					374

Loss from continuing operations					(984)
Loss on discontinued operations, net of taxes					(100)

Net loss					$(1,084)

Identifiable assets:
Domestic	$6,151	$2,088	$6,309	$—	$14,548
Other	281	5	2,012	—	2,298

Total	$6,432	$2,093	$8,321	$—	$16,846

Unconsolidated investments	$498	$102	$—	$—	$600

Capital expenditures and investments in unconsolidated affiliates	$(616)	$(105)	$(14)	$(11)	$(746)

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Dynegy’s Segment Data for the Year Ended December 31, 2001

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$290	$3,910	$2,072	$—	$6,272
Other	—	1,463	(405)	—	1,058

	290	5,373	1,667	—	7,330
Affiliate revenues	459	—	—	—	459
Intersegment revenues	792	264	(842)	(214)	—

Total revenues	$1,541	$5,637	$825	$(214)	$7,789

Depreciation and amortization	$(176)	$(84)	$(34)	$—	$(294)

Operating income	$378	$133	$265	$—	$776
Earnings (losses) from unconsolidated investments	189	13	(24)	—	178
Other items, net	5	(3)	(54)	—	(52)
Interest expense					(137)

Income from continuing operations before taxes					765
Income tax expense					(308)

Income from continuing operations					457
Loss on discontinued operations, net of taxes					(19)
Cumulative effect of change in accounting principles, net of taxes					2

Net income					$440

Identifiable assets:
Domestic	$7,577	$2,308	$6,887	$—	$16,772
Other	(53)	130	2,745	—	2,822

Total	$7,524	$2,438	$9,632	$—	$19,594

Unconsolidated investments	$334	$422	$47	$—	$803

Capital expenditures and investments in unconsolidated affiliates	$(1,323)	$(391)	$(305)	$—	$(2,019)

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

Note 21—Quarterly Financial Information (Unaudited)

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page F-8.

The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	Quarter Ended
	March 2003	June 2003	September 2003	December 2003
	(in millions, except per share data)
Revenues	$1,541	$859	$1,115	$1,199
Operating income (loss)	129	(405)	37	(16)
Net income (loss) before cumulative effect of change in accounting principles	76	(280)	(14)	(64)
Net income (loss)	133	(280)	(14)	(79)

	Quarter Ended
	March 2002	June 2002	September 2002	December 2002
	(in millions, except per share data)
Revenues	$1,189	$1,102	$1,018	$936
Operating income (loss)	41	(204)	(705)	(177)
Net income (loss) before cumulative effect of change in accounting principles	15	(132)	(750)	(217)
Net income (loss)	15	(132)	(750)	(217)

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

A synopsis of the aggregate financial impact of these restatements on the amounts reported in the Original Filing is as follows:

RESTATED RESULTS OF OPERATIONS BY QUARTER

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in millions)

2003
Results of Operations
Net income (loss) before cumulative effect of accounting change:
As previously reported	$76	$(280)	$(14)	$(72)
Restatement effect	—	—	—	8

As restated	$76	$(280)	$(14)	$(64)

Net income (loss):
As previously reported	$133	$(280)	$(14)	$(87)
Restatement effect	—	—	—	8

As restated	$133	$(280)	$(14)	$(79)

2002
Results of Operations
Operating income (loss):
As previously reported	$41	$(204)	$(789)	$(177)
Restatement effect	—	—	84	—

As restated	$41	$(204)	$(705)	$(177)

Net income (loss) before cumulative effect of accounting change:
As previously reported	$16	$(132)	$(923)	$(207)
Restatement effect	(1)	—	173	(10)

As restated	$15	$(132)	$(750)	$(217)

Net income (loss):
As previously reported	$16	$(132)	$(923)	$(207)
Restatement effect	(1)	—	173	(10)

As restated	$15	$(132)	$(750)	$(217)

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

RESTATED SELECTED BALANCE SHEET DATA BY QUARTER

	March 31	June 30	September 30	December 31
	(in millions)
2003
Total Assets:
As previously reported	$14,061	$12,206	$10,769	$10,280
Restatement effect	—	(129)	(36)	197

As restated	$14,061	$12,077	$10,733	$10,477

Total Liabilities:
As previously reported	$10,355	$8,747	$7,530	$7,138
Restatement effect	(131)	(260)	(167)	58

As restated	$10,224	$8,487	$7,363	$7,196

Stockholder’s Equity:
As previously reported	$3,377	$3,131	$3,115	$3,021
Restatement effect	131	131	131	139

As restated	$3,508	$3,262	$3,246	$3,160

2002
Total Assets:
As previously reported	$24,454	$24,784	$20,702	$16,846
Restatement effect	6	6	—	—

As restated	$24,460	$24,790	$20,702	$16,846

Total Liabilities:
As previously reported	$17,274	$18,553	$16,893	$13,261
Restatement effect	38	38	(141)	(131)

As restated	$17,312	$18,591	$16,752	$13,130

Stockholder’s Equity:
As previously reported	$5,959	$5,880	$3,461	$3,239
Restatement effect	(32)	(32)	141	131

As restated	$5,927	$5,848	$3,602	$3,370

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

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

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

DEFINITIONS

As used in this Amendment No. 1 to our Form 10-K, the abbreviations listed below have the following meanings:

AMP	Automated mitigation procedure.
Amendment No. 1	This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003.
ARO	Asset retirement obligation.
Bcf/d	Billion cubic feet per day.
BGSL	BG Storage Limited.
Cal ISO	The California Independent System Operator.
Cal PX	The California Power Exchange.
CDWR	California Department of Water Resources.
CERCLA	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.
CFTC	Commodity Futures Trading Commission.
CRM	Our customer risk management business segment.
CUSA	Chevron U.S.A. Inc., a wholly-owned subsidiary of ChevronTexaco.
DGC	Dynegy Global Communications.
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services.
DMT	Dynegy Marketing and Trade.
DNE	Dynegy Northeast Generation.
DPM	Dynegy Power Marketing Inc.
EBIT	A non-GAAP measure of Earnings Before Interest and Taxes. As an indicator of our segment operating performance, EBIT should not be considered an alternative to, or more meaningful than, net income or cash flows from operations as determined in accordance with GAAP.
EIOL	Energy Infrastructure Overseas Limited.
EITF	Emerging Issues Task Force.
EPA	Environmental Protection Agency.
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended.
EWG	Exempt Wholesale Generators.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
FIN	FASB Interpretation.
FPA	Federal Power Act of 1935, as amended.
FTC	U.S. Federal Trade Commission.
FUCOs	Foreign Utility Companies.
GAAP	Generally Accepted Accounting Principles of the United States of America.
GEN	Our power generation business segment.
GCF	Gulf Coast Fractionators
HLPSA	Hazardous Liquid Pipeline Safety Act of 1979, as amended.
ICC	Illinois Commerce Commission.
ISO	Independent System Operator.
KWH	Kilowatt hour.

DYNEGY HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(RESTATED)

LNG	Liquefied natural gas.
LPG	Liquefied petroleum gas.
MBbls/d	Thousands of barrels per day.
Mcf	Thousand cubic feet.
MMBtu	Millions of British thermal units.
MMCFD	Million cubic feet per day.
MW	Megawatts.
MWh	Megawatt hour.
NERC	North American Electric Reliability Council.
NGA	Natural Gas Act of 1938, as amended.
NGL	Our natural gas liquids business segment.
NGPA	Natural Gas Policy Act of 1978, as amended.
NGPSA	Natural Gas Pipeline Safety Act of 1968, as amended.
NOV	Notice of Violation issued by the EPA.
NYDEC	New York Department of Environmental Conservation.
Original Filing	Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004.
PUCT	Public Utility Commission of Texas.
PUHCA	The Public Utility Holding Company Act of 1935, as amended.
QFs	Qualifying Facilities.
RCRA	The Resource Conservation and Recovery Act of 1976, as amended.
RTO	Regional Transmission Organization.
SEC	U.S. Securities and Exchange Commission.
SFAS	Statement of Financial Accounting Standards.
T&D	Our former transmission and distribution energy delivery business segment.
VaR	Value at Risk.
VLGC	Very large gas carrier.
WECC	Western Electricity Coordinating Council.
WEN	Our former wholesale energy network business segment.
WTLPS	West Texas LPG Pipeline Limited Partnership, the owner of West Texas LPG Pipeline.

Schedule II

DYNEGY HOLDINGS INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

(RESTATED)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
2003
Allowance for doubtful accounts	$140	$25	$31	$(22)	$174
Allowance for risk management assets (1) (2)	244	—	—	(233)	11
Deferred tax asset valuation allowance	51	—	—	—	51

2002
Allowance for doubtful accounts	108	40	(2)	(6)	140
Allowance for risk management assets (1)	248	(4)	—	—	244
Deferred tax asset valuation allowance	—	51	—	—	51

2001
Allowance for doubtful accounts	63	93	(2)	(46)	108
Allowance for risk management assets (1)	146	102	—	—	248

(1)	Changes in price and credit reserves related to risk management assets are offset in the net mark-to-market income accounts reported in revenues.
(2)	Deduction of $233 million primarily relates to the rescission of EITF Issue 98-10, which resulted in changing the accounting for certain tolling arrangements from the mark-to-market method to the accrual method. As such, the related reserves associated with the mark-to-market value were removed from the allowance for risk management assets.

West Coast Power LLC

Consolidated Financial Statements

Index

December 31, 2003 and 2002

Report of Independent Registered Public Accounting Firm

To the Members of

West Coast Power LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of West Coast Power LLC (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the Company as of December 31, 2001 and for the year then ended, were audited by other independent public accountants who have ceased operations. Those independent public accountants expressed an unqualified opinion on those financial statements in their report dated February 28, 2002 (except with respect to a matter discussed in Note 9 of said financial statements, as to which the date is March 11, 2002).

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

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

4. Impairment of Long-Lived Assets

In July 2002, we were notified that land leases associated with four Cabrillo II combustion turbines would not be renewed. We determined that these turbines would be sold rather than relocated to an alternate site for continued use. As a result, an impairment charge of $13,400,000 was recognized in 2002 and represented the difference between the carrying value of the four turbines and the estimated net proceeds from their prospective sale. In addition, a $5,200,000 liability was recorded for the estimated cost of restoring the land on which the turbines are located to its original condition. This reserve was reversed upon adoption of SFAS 143 in 2003. Please read Note 2—Assets Retirement Obligation. As of December 31, 2003, these turbines had not been sold.

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

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

West Coast Power LLC

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

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