Form 10-Q/A
period 2004-03-31
DYNEGY HOLDINGS INC
filed 2005-01-26
CIK 1105055

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

DYNEGY HOLDINGS INC.

INTRODUCTORY NOTE

Dynegy Holdings Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to reflect the effect of a $292 million increase to our deferred income tax liability at December 31, 2003 resulting from our tax basis balance sheet review on our historical unaudited condensed consolidated financial statements and related information, as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2004, which was originally filed on May 11, 2004 (the “Original Filing”).

The aforementioned item is discussed in more detail in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements beginning on page 9. Revised financial information for the periods presented reflecting these restatements was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, which was most recently amended by Amendment No. 1 thereto filed with the SEC on January 25, 2005 (the “Form 10-K/A”). The restated financial and other information included in this Amendment No. 1 should be read together with the Form 10-K/A. The following Items of the Original Filing are amended by this Amendment No. 1:

Item 1.	Condensed Consolidated Financial Statements

Item 4.	Controls and Procedures

Item 6.	Exhibits and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MAY 11, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DEFINITIONS

As used in this Form 10-Q/A, the abbreviations listed below have the following meanings:

ARO	Asset retirement obligation.
Bbtu/d	Billions of British thermal units per day.
Cal ISO	The California Independent System Operator.
Cal PX	The California Power Exchange.
CDWR	California Department of Water Resources.
CFTC	Commodity Futures Trading Commission.
CPUC	California Public Utilities Commission.
CRM	Our customer risk management business segment.
$/Bbl	Dollars per barrel.
$/Gal	Dollars per gallon.
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services.
DPM	Dynegy Power Marketing Inc.
Dynegy	Dynegy Inc., our parent company, together with its subsidiaries.
EITF	Emerging Issues Task Force.
EPA	Environmental Protection Agency.
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
FIN	FASB Interpretation.
Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004.
Form 10-K/A	Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on January 25, 2005.
Form 10-Q/A	Amendment No. 1 to our Form 10-Q for the quarter ended March 31, 2004.
GAAP	Accounting principles generally accepted in the United States of America.
GEN	Our power generation business segment.
Illinois Power	Illinois Power Company.
ICC	Illinois Commerce Commission.
LNG	Liquefied natural gas.
MBbls/d	Thousands of barrels per day.
MMBtu	Millions of British thermal units.
MMCFD	Million cubic feet per day.
MW	Megawatt.
MWh	Megawatt hour.
NGL	Our natural gas liquids business segment.
NOV	Notice of Violation.
Original Filing	Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 11, 2004.
SEC	U.S. Securities and Exchange Commission.
SFAS	Statement of Financial Accounting Standards.
SPE	Special Purpose Entity.
VaR	Value at Risk.
VIE	Variable Interest Entity.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions)

See Explanatory Note

	March 31, 2004	December 31, 2003
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$296	$328
Accounts receivable, net of allowance for doubtful accounts of $161 and $174, respectively	713	806
Accounts receivable, affiliates	376	338
Inventory	163	194
Assets from risk-management activities	942	818
Prepayments and other current assets	342	324

Total Current Assets	2,832	2,808

Property, Plant and Equipment	7,710	7,691
Accumulated depreciation	(1,468)	(1,389)

Property, Plant and Equipment, Net	6,242	6,302
Other Assets
Unconsolidated investments	581	577
Assets from risk-management activities	680	629
Goodwill	15	15
Other long-term assets	157	146

Total Assets	$10,507	$10,477

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$541	$631
Accounts payable, affiliates	83	74
Accrued liabilities and other current liabilities	384	415
Liabilities from risk-management activities	1,017	838
Notes payable and current portion of long-term debt	80	79
Current portion of long-term debt to affiliates	74	71

Total Current Liabilities	2,179	2,108

Long-term debt	3,441	3,464
Long-term debt to affiliates	200	200

Long-Term Debt	3,641	3,664
Other Liabilities
Liabilities from risk-management activities	792	746
Deferred income taxes	175	186
Other long-term liabilities	479	492

Total Liabilities	7,266	7,196

Minority Interest	121	121
Commitments and Contingencies (Note 8)
Stockholder’s Equity
Additional paid-in capital	2,419	2,419
Accumulated other comprehensive income (loss), net of tax	(28)	33
Accumulated deficit	(303)	(324)
Stockholder’s equity	1,032	1,032

Total Stockholder’s Equity	3,120	3,160

Total Liabilities and Stockholder’s Equity	$10,507	$10,477

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER MAY 11, 2004 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MAY 11, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004 includes restatements related to our audited consolidated financial statements as of December 31, 2003 and our unaudited condensed consolidated financial statements for the quarters ended March 31, 2004 and 2003. On January 25, 2005, we filed Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Form 10-K/A also included restated financial information for the quarter ended March 31, 2003. The restatements relate to our deferred income tax accounts. Specifically, the restatements are as follows:

Deferred Income Tax Accounts. As discussed in the Form 10-K/A, we have completed an evaluation of our tax accounting and reconciliation controls and processes, including a tax basis balance sheet review. Through this initiative, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 are required. These adjustments primarily related to errors associated with accounting for acquisitions, incorrect classification of goodwill impairments as permanent differences for purposes of calculating the tax provision and other items. As a result of these errors, adjustments were also made to goodwill, accounts receivable (payable), affiliates and other long-term liabilities accounts.

This restatement has no effect on our previously reported net income or cash flows for the three months ended March 31, 2004 or 2003.

Balance Sheet Summary. The table below summarizes the effects of the restatement on our December 31, 2003 and March 31, 2004 balance sheets:

	March 31, 2004	December 31, 2003
	(in millions)
Accounts receivable, affiliates
As previously reported	$10	$25
Restatement	366	313

As restated	$376	$338

Other long-term assets
As previously reported	$167	$156
Restatement	(10)	(10)

As restated	$157	$146

Total Assets
As previously reported	$10,268	$10,280
Restatement	239	197

As restated	$10,507	$10,477

Accounts payable, affiliates
As previously reported	$151	$195
Restatement	(68)	(121)

As restated	$83	$74

Deferred income tax (assets) liabilities
As previously reported	$(117)	$(106)
Restatement	292	292

As restated	$175	$186

Other long-term liabilities
As previously reported	$486	$499
Restatement	(7)	(7)

As restated	$479	$492

Total Liabilities
As previously reported	$7,166	$7,138
Restatement	100	58

As restated	$7,266	$7,196

Stockholder’s Equity
As previously reported	$2,981	$3,021
Restatement	139	139

As restated	$3,120	$3,160

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Note 1—Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim financial statements should be read together with the restated consolidated financial statements and notes thereto included in our Form 10-K/A, which includes restated financial statements reflecting the adjustment described in the Explanatory Note above.

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

Note 4—Risk Management Activities and Accumulated Other Comprehensive Income (Loss)

The nature of our business necessarily involves market and financial risks. We enter into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and our strategy for mitigating them are more fully described in Note 5—Risk Management Activities and Financial Instruments beginning on page F-26 of our Form 10-K/A.

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

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

Note 7—Related Party Transactions

We routinely engage in business transactions with subsidiaries of Dynegy that are not part of our consolidated group. These transactions include, among others, sales of energy and capacity to Illinois Power under a power purchase agreement, as well as purchases of natural gas from Illinois Power. Please see Note 13—Related Party Transactions—Other beginning on page F-43 of our Form 10-K/A for further discussion. Additionally, we engage

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

in transactions with ChevronTexaco Corporation and its affiliates, including purchases and sales of natural gas and natural gas liquids, which we believe are executed on terms that are fair and reasonable. Please see Note 13—Related Party Transactions beginning on page F-41 of our Form 10-K/A for further discussion.

Note 8—Commitments and Contingencies

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS NOTE 8, WHICH WAS PRESENTED IN OUR FIRST QUARTER 2004 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON MAY 11, 2004 IN ORDER TO REFLECT THE MATERIAL CHANGES IN OR UPDATES TO OUR MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF OUR 2003 FORM 10-K, DOES NOT REFLECT EVENTS OCCURRING AFTER MAY 11, 2004. FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN, OR UPDATES TO, OUR MATERIAL LEGAL PROCEEDINGS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MAY 11, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

Set forth below is a description of our material legal proceedings. In addition to the matters described below, we are party to legal proceedings arising in the ordinary course of business. In management’s opinion, the disposition of these ordinary course matters will not materially adversely affect our financial condition, results of operations or cash flows.

We record reserves for estimated losses from contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable under SFAS No. 5, “Accounting for Contingencies.” For environmental matters, we record liabilities when remedial efforts are probable and the costs can be reasonably estimated. Please see Note 2—Accounting Policies—Other Contingencies beginning on page F-     of our Form 10-K/A for further discussion of our reserve policies. Environmental reserves do not reflect management’s assessment of the insurance coverage that may be applicable to the matters at issue, whereas litigation reserves do reflect such potential coverage. We cannot make any assurances that the amount of any reserves or potential insurance coverage will be sufficient to cover the cash obligations we might incur as a result of litigation or regulatory proceedings, payment of which could be material.

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

Summary of Recent Developments. As described in greater detail below, the following significant developments involving our material legal proceedings occurred since the original filing of our Form 10-K:

•

Dynegy announced an agreement on a comprehensive settlement of numerous contested FERC claims relating to western electric energy market transactions that occurred between January 2000 and June 2001. As part of the settlement, which is subject to final documentation and approval by the FERC and

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

the CPUC, West Coast Power will forego its right to collect past due receivables and interest from the Cal ISO and Cal PX related to the settlement period and pay $22.5 million in exchange for the dismissal of claims against Dynegy and West Coast Power related to the settlement period.

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

Also in August 2003, the EPA issued a new rule, the “Equipment Replacement Provision of the Routine Maintenance, Repair and Replacement Exclusion,” the effectiveness of which has been delayed pending the resolution of an appeal filed by several northeastern states and environmental groups. The new rule, if sustained, would provide that replacing components of a process unit with identical components (or functional equivalents) falls within the scope of the routine maintenance, repair and replacement exclusion if (i) the replacement cost is less than 20% of the total cost of replacing the unit, (ii) the replacement does not alter the unit’s basic design and (iii) the unit will continue to comply with applicable emission and operational standards.

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Note 10—Employee Compensation, Savings and Pension Plans

We have various defined benefit pension plans and post-retirement benefit plans, which are more fully described in Note 19—Employee Compensation, Savings and Pension Plans beginning on page F-61 of our Form 10-K/A.

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

Contributions. In our Form 10-K/A, we reported that we expected to contribute approximately $1 million to our pension plans in 2004. This expectation has not changed.

Note 11—Segment Information

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page 9.

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2004 and 2003

Reportable segment information for the three-month periods ended March 31, 2004 and 2003 is presented below.

Segment Data for the Quarter Ended March 31, 2004

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$46	$831	$364	$—	$1,241
Other	—	—	(44)	—	(44)

	46	831	320	—	1,197
Affiliate revenues	124	—	6	—	130
Intersegment revenues	269	70	(354)	15	—

Total revenues	$439	$901	$(28)	$15	$1,327

Depreciation and amortization	$(48)	$(20)	$—	$(10)	$(78)
Operating income (loss)	$51	$67	$(13)	$(52)	$53
Earnings from unconsolidated investments	37	2	—	—	39
Other items, net	—	(4)	3	12	11
Interest expense					(88)

Income from continuing operations before taxes					15
Income tax expense					(6)

Income from continuing operations					9
Income from discontinued operations, net of taxes					12

Net income					$21

Identifiable assets:
Domestic	$5,133	$1,945	$1,986	$600	$9,664
Other	—	(26)	863	6	843

Total	$5,133	$1,919	$2,849	$606	$10,507

Unconsolidated investments	$499	$82	$—	$—	$581
Capital expenditures	$(14)	$(9)	$—	$(2)	$(25)

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

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

During the second and third quarter 2004, deficiencies were identified by the consolidated enterprise that resulted in changes to our internal controls over financial reporting, including matters relating to system access and system implementation controls, segregation of duties and documentation of controls and procedures and their effective operation and monitoring. Deficiencies were also identified in the consolidated enterprise’s tax accounting and tax reconciliation controls and processes that make this an area of particular focus. In the third quarter 2004, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 were required. We identified these deficiencies and promptly brought them to the attention of Dynegy audit and compliance committee and independent auditors. Accordingly, in this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements. For further information, please see the Explanatory Note beginning on page 9. We believe we have addressed these tax deficiencies, by taking the following steps to improve our internal controls around our tax accounting and tax reconciliation controls and processes:

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

(a) The following documents are included as exhibits to this Form 10-Q/A:

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

DYNEGY HOLDINGS INC.

Date: January 26, 2005	By:	/s/ NICK J. CARUSO
Nick J. Caruso Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)