Form 10-Q/A
period 2004-06-30
DYNEGY HOLDINGS INC
filed 2005-01-26
CIK 1105055

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

DYNEGY HOLDINGS INC.

INTRODUCTORY NOTE

Dynegy Holdings Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to reflect the effect of a $292 million increase to our deferred income tax liability at December 31, 2003 resulting from our tax basis balance sheet review on our historical unaudited condensed consolidated financial statements and related information, as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2004, which was originally filed on August 13, 2004 (the “Original Filing”).

The aforementioned item is discussed in more detail in the Explanatory Note to the accompanying unaudited condensed consolidated financial statements beginning on page 8. Revised financial information for the periods presented reflecting these restatements was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, which was most recently amended by Amendment No. 1 thereto filed with the SEC on January 25, 2005 (the “Form 10-K/A”). The restated financial and other information included in this Amendment No. 1 should be read together with the Form 10-K/A. The following Items of the Original Filing are amended by this Amendment No. 1:

Item 1.	Condensed Consolidated Financial Statements

Item 4.	Controls and Procedures

Item 6.	Exhibits and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 13, 2004, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DEFINITIONS

As used in this Form 10-Q/A, the abbreviations listed below have the following meanings:

ARO	Asset retirement obligation
Bbtu/d	Billions of British thermal units per day
Cal ISO	The California Independent System Operator
Cal PX	The California Power Exchange
CDWR	California Department of Water Resources
CFTC	Commodity Futures Trading Commission
CPUC	California Public Utilities Commission
CRM	Our customer risk management business segment
$/Bbl	Dollars per barrel
$/Gal	Dollars per gallon
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services
DPM	Dynegy Power Marketing Inc.
Dynegy	Dynegy Inc., our parent company, together with its subsidiaries
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004, as amended by Amendment No. 1 on Form 10-K/A filed on January 25, 2005
Form 10-K/A	Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on January 25, 2005
Form 10-Q/A	Amendment No. 1 to our Form 10-Q for the quarter ended June 30, 2004
GAAP	Accounting principles generally accepted in the United States of America
Illinois Power	Illinois Power Company
GEN	Our power generation business segment
ICC	Illinois Commerce Commission
kW-yr	Kilowatts per year
LNG	Liquefied natural gas
MBbls/d	Thousands of barrels per day
MMBtu	Millions of British thermal units
MMCFD	Million cubic feet per day
MW	Megawatt
MWh	Megawatt hour
NGL	Our natural gas liquids business segment
NOV	Notice of Violation
NSPS	New Source Performance Standard
Original Filing	Our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 13, 2004
PSD	Prevention of Significant Deterioration
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SPE	Special Purpose Entity
VaR	Value at Risk
VIE	Variable Interest Entity

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions)

See Explanatory Note

	June 30, 2004	December 31, 2003
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$695	$328
Accounts receivable, net of allowance for doubtful accounts of $152 and $174, respectively	753	806
Accounts receivable, affiliates	428	338
Inventory	218	194
Assets from risk-management activities	887	818
Prepayments and other current assets	420	324

Total Current Assets	3,401	2,808

Property, Plant and Equipment	7,736	7,691
Accumulated depreciation	(1,549)	(1,389)

Property, Plant and Equipment, Net	6,187	6,302
Other Assets
Unconsolidated investments	595	577
Assets from risk-management activities	671	629
Goodwill	15	15
Other long-term assets	184	146

Total Assets	$11,053	$10,477

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$585	$631
Accounts payable, affiliates	77	74
Accrued liabilities and other current liabilities	498	415
Liabilities from risk-management activities	944	838
Notes payable and current portion of long-term debt	81	79
Current portion of long-term debt to affiliates	78	71

Total Current Liabilities	2,263	2,108

Long-term debt	4,014	3,464
Long-term debt to affiliates	200	200

Long-Term Debt	4,214	3,664
Other Liabilities
Liabilities from risk-management activities	762	746
Deferred income taxes	232	186
Other long-term liabilities	312	492

Total Liabilities	7,783	7,196

Minority Interest	120	121
Commitments and Contingencies (Note 8)
Stockholder’s Equity
Additional paid-in capital	2,419	2,419
Accumulated other comprehensive income (loss), net of tax	(15)	33
Accumulated deficit	(286)	(324)
Stockholder’s equity	1,032	1,032

Total Stockholder’s Equity	3,150	3,160

Total Liabilities and Stockholder’s Equity	$11,053	$10,477

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER AUGUST 13, 2004 (THE DATE OF THE ORIGINAL FILING).    FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 13, 2004, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004 includes restatements related to our audited consolidated financial statements as of December 31, 2003 and our unaudited condensed consolidated financial statements for the periods ended June 30, 2004 and 2003. On January 25, 2005, we filed Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Form 10-K/A also included restated financial information for the period ended June 30, 2003. The restatements relate our deferred income tax accounts. Specifically, the restatements are as follows:

Deferred Income Tax Accounts. As discussed in the Form 10-K/A, and as previously disclosed in the Original Filing, we undertook an evaluation of our tax accounting and reconciliation controls and processes, including a tax basis balance sheet review, which we have recently completed. Through this initiative, we have determined that adjustments related to our deferred income tax accounts in periods prior to 2004 are required. These adjustments primarily related to errors associated with accounting for acquisitions, incorrect classification of goodwill impairments as permanent differences for purposes of calculating the tax provision and other items. As a result of these errors, adjustments were also made to goodwill, accounts receivable (payable), affiliates and other long-term liabilities accounts.

This restatement has no effect on our previously reported net income (loss) or cash flows for the three and six months ended June 30, 2004 or 2003.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Balance Sheet Summary. The table below summarizes the effects of the restatement on our December 31, 2003 and June 30, 2004 balance sheets:

	June 30, 2004	December 31, 2003
	(in millions)
Accounts receivable, affiliates
As previously reported	$18	$25
Restatement	410	313

As restated	$428	$338

Other long-term assets
As previously reported	$194	$156
Restatement	(10)	(10)

As restated	$184	$146

Total Assets
As previously reported	$10,713	$10,280
Restatement	340	197

As restated	$11,053	$10,477

Accounts payable, affiliates
As previously reported	$101	$195
Restatement	(24)	(121)

As restated	$77	$74

Deferred income tax (assets) liabilities
As previously reported	$(60)	$(106)
Restatement	292	292

As restated	$232	$186

Other long-term liabilities
As previously reported	$319	$499
Restatement	(7)	(7)

As restated	$312	$492

Total Liabilities
As previously reported	$7,582	$7,138
Restatement	201	58

As restated	$7,783	$7,196

Stockholder’s Equity
As previously reported	$3,011	$3,021
Restatement	139	139

As restated	$3,150	$3,160

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

The unaudited condensed consolidated financial statements contained in this report include all material adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results of operations for the interim periods presented in this Form 10-Q/A are not necessarily indicative of the results to be expected for the full year or any other interim period, however, due to seasonal fluctuations in demand for our energy products and services, changes in commodity prices, timing of maintenance and other expenditures and other factors. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our reported financial position and results of operations. These estimates and assumptions also impact the nature and extent of disclosure, if any, of our contingent liabilities. We review significant estimates affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Judgments and estimates are based on our beliefs and assumptions derived from information available at the time such estimates are made. Adjustments made with respect to the use of these estimates often relate to information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. Estimates are primarily used in (1) developing fair value assumptions, including estimates of future cash flows and discount rates, (2) analyzing tangible and intangible assets for possible impairment, (3) estimating the useful lives of our assets, (4) assessing future tax exposure and the realization of tax assets, and (5) determining amounts to accrue for contingencies. Actual results could differ materially from any such estimates.

We have reclassified certain amounts reported in this Form 10-Q/A from prior periods to conform to the 2004 financial statement presentation. These reclassifications had no impact on reported net income (loss).

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

At January 1, 2004, our ARO liabilities were $30 million for our GEN segment and $10 million for our NGL segment. These retirement obligations related to activities such as ash pond and landfill capping, closure and post-closure costs, environmental testing, remediation, monitoring and land lease obligations. During the three- and six-month periods ended June 30, 2004, accretion expense recognized as our ARO liabilities accreted toward their ultimate redemption values totaled approximately $1 million and $2 million, respectively. There were no additional AROs recorded or settled, nor were there any revisions to estimated cash flows associated with existing AROs, during the three - and six-month periods ended June 30, 2004. At June 30, 2004, our aggregate ARO liability was $42 million.

SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

Had compensation cost for all stock options granted prior to 2003 been determined on a fair value basis consistent with SFAS No. 123, our net income (loss) would have approximated the following pro forma amounts for the three- and six-month periods ended June 30, 2004 and 2003, respectively.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

For the Interim Periods Ended June 30, 2004 and 2003

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

The credit facility contains mandatory prepayment events associated with specified asset sales and recovery events (i.e., certain payments in respect of insurance claims or condemnation proceedings). We must offer to repay the term loan or permanently reduce the revolving credit facility with 100% of the net cash proceeds of all asset sales or any proceeds from recovery events, excluding (i) proceeds from sales of designated assets and the minority generation investments currently targeted for sale; (ii) up to $100 million of net cash proceeds from other asset sales as designated by us; and (iii) up to $900 million of proceeds from asset sales and recovery events that are reinvested in the business, subject to specified restrictions. Sales of assets over a specified threshold require written confirmation from both Standard & Poor’s Ratings Service and Moody’s Investors Service that the credit ratings of the new credit facility will not be lowered as a result. Further, any sale of our Baldwin facility or all or substantially all of our DMS assets would require the written consent of a majority of the lenders under the new credit facility.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

The terms and conditions of the new credit facility are described in more detail in the definitive agreements governing the credit facility, which are incorporated by reference as exhibits to this Form 10-Q/A.

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

Note 7—Related Party Transactions

We routinely engage in business transactions with subsidiaries of Dynegy that are not part of our consolidated group. These transactions include, among others, sales of energy and capacity to Illinois Power

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

under a power purchase agreement, as well as purchases of natural gas from Illinois Power. Please read Note 13—Related Party Transactions—Other beginning on page F-43 of our Form 10-K/A for further discussion. Additionally, we engage in transactions with ChevronTexaco Corporation and its affiliates, including purchases and sales of natural gas and natural gas liquids, which we believe are executed on terms that are fair and reasonable. Please read Note 13—Related Party Transactions—beginning on page F-41 of our Form 10-K/A for further discussion.

Note 8—Commitments and Contingencies

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS NOTE 8, WHICH WAS PRESENTED IN OUR SECOND QUARTER 2004 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON AUGUST 13, 2004 IN ORDER TO REFLECT THE MATERIAL CHANGES IN OR UPDATES TO OUR MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF OUR 2003 FORM 10-K, DOES NOT REFLECT EVENTS OCCURRING AFTER AUGUST 13, 2004.    FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN, OR UPDATES TO, OUR MATERIAL LEGAL PROCEEDINGS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 13, 2004, INCLUDING OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

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

For environmental matters, we record liabilities when remedial efforts are probable and the costs can be reasonably estimated. Please read Note 2—Accounting Policies—Other Contingencies beginning on page F-11 of our Form 10-K/A for further discussion of our reserve policies. Environmental reserves do not reflect management’s assessment of the insurance coverage that may be applicable to the matters at issue, whereas litigation reserves do reflect such potential coverage. We cannot make any assurances that the amount of any reserves or potential insurance coverage will be sufficient to cover the cash obligations we might incur as a result of litigation or regulatory proceedings, payment of which could be material.

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Summary of Recent Developments. As described in greater detail below, the following significant developments involving our material legal proceedings occurred since the original filing of our first quarter 2004 Form 10-Q:

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

In June 2003, the FERC issued an order to show cause why the activities of certain participants in the California power markets from January 2000 to June 2001, including Dynegy, did not constitute gaming and/or anomalous market behavior as defined in the Cal ISO and Cal PX tariffs. In January 2004, Dynegy and the FERC staff submitted a stipulation and settlement agreement to the presiding administrative law judge to settle the issues raised in the June 2003 show cause order, which settlement was approved by the judge in June 2004 but remains subject to final FERC approval. This settlement, which provides that West Coast Power will pay

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

approximately $3 million, following final FERC approval, into a fund established at the U.S. Treasury for the benefit of California and Western electricity consumers, will be incorporated into the broader settlement described below.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

Apache Litigation. In May 2002, Apache Corporation filed suit in state court against Versado, as purchaser and processor of Apache’s gas, and DMS, as operator of the Versado assets in New Mexico, seeking more than $9 million in damages. The plaintiff’s petition, as amended, alleges (i) excessive field losses of natural gas from wells owned by the plaintiff, (ii) that Versado engaged in “sham” transactions with affiliates, resulting in Versado not receiving fair market value when it sells gas and liquids, and (iii) that the formula for calculating the amount Versado receives from its buyers of gas and liquids is flawed since it is based on gas price indexes that these same affiliates are alleged to have manipulated by providing false price information to the index publisher. At trial, the plaintiff’s claim with respect to the alleged “sham” transactions and index manipulation, among others, were severed by the court and abated for a future trial, and the jury found in favor of the plaintiff on the remaining lost gas claim, awarding approximately $1.6 million in damages. In May 2004, our motion to set aside this judgment was granted by the court and the jury’s award to the plaintiff was vacated. The plaintiff has indicated an intent to appeal the court’s decision. We do not believe that any liability we might incur as a result

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

of this litigation would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Alleged Marketing Contract Defaults. We have posted collateral to support a portion of our obligations in our CRM business, including our obligations under one of our power tolling arrangements. While we worked with various counterparties to provide mutually acceptable collateral or other adequate assurance under these contracts, we have not reached agreement with Sithe Independence and Sterlington/Quachita Power LLC regarding a mutually acceptable amount of collateral in support of our obligations under our power tolling arrangements with either of these two parties. Although we are current on all contract payments to these counterparties, we previously received a notice of default from each such party with regard to collateral. Despite receiving these notices, all parties are continuing to perform and we have fulfilled our economic commitments under these contracts. Our average annual capacity payments under these two arrangements approximate $75 million and $63 million, respectively, and the contracts extend through 2014 and 2012, respectively, with a five- year extension option for Sterlington. If these two parties were successfully to pursue claims that we defaulted on these contracts, they could declare a termination of their respective contracts, which generally provide for termination payments based on the agreed mark-to-market value of the contracts. Because of the effects of changes in commodity prices on the mark-to-market value of these contracts, as well as the likelihood that we

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

would differ with our counterparties as to the estimated value of these contracts, we cannot predict with any degree of certainty the amounts of termination payments that could be required under these two contracts. Disputes relating to these two contracts, if resolved against us, could materially adversely affect our financial condition, results of operations and cash flows.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

Contributions. In Note 19—Employee Compensation, Savings and Pension Plans—Contributions beginning on page F-65 of our Form 10-K/A, we reported that we expected to contribute approximately $1 million to our pension plans in 2004. This expectation has not changed.

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

Note 12—Segment Information

Amounts in this footnote have been restated. For further information, please see the Explanatory Note beginning on page 8.

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

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

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

Reportable segment information for the three- and six-month periods ended June 30, 2004 and 2003 is presented below:

Dynegy’s Segment Data for the Quarter Ended June 30, 2004

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$54	$689	$404	$—	$1,147
Other	—	1	(25)	—	(24)

	54	690	379	—	1,123
Affiliate revenues	108	—	—	—	108
Intersegment revenues	253	76	(195)	(134)	—

Total revenues	$415	$766	$184	$(134)	$1,231

Depreciation and amortization	$(47)	$(25)	$—	$(10)	$(82)
Operating income (loss)	$36	$75	$90	$(88)	$113
Earnings from unconsolidated investments	50	2	—	—	52
Other items, net	—	(5)	(1)	(8)	(14)
Interest expense					(102)

Income from continuing operations before taxes					49
Income tax expense					(13)

Income from continuing operations					36
Loss from discontinued operations, net of taxes					(19)

Net income					$17

Identifiable assets:
Domestic	$5,261	$2,024	$1,901	$1,058	$10,244
Other	—	(26)	833	2	809

Total	$5,261	$1,998	$2,734	$1,060	$11,053

Unconsolidated investments	$515	$80	$—	$—	$595
Capital expenditures	$(44)	$(18)	$—	$(3)	$(65)

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Dynegy’s Segment Data for the Quarter Ended June 30, 2003

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$103	$620	$1	$—	$724
Other	—	—	(4)	—	(4)

	103	620	(3)	—	720
Affiliate revenues	114	—	25	—	139
Intersegment revenues	130	61	(279)	88	—

Total revenues	$347	$681	$(257)	$88	$859

Depreciation and amortization	$(48)	$(20)	$—	$(16)	$(84)
Operating income (loss)	$17	$39	$(360)	$(101)	$(405)
Earnings (losses) from unconsolidated investments	44	2	(9)	—	37
Other items, net	—	(5)	(3)	(1)	(9)
Interest expense					(68)

Loss from continuing operations before taxes					(445)
Income tax benefit					165

Net loss					$(280)

Identifiable assets:
Domestic	$6,574	$2,092	$3,111	$(182)	$11,595
Other	—	2	480	—	482

Total	$6,574	$2,094	$3,591	$(182)	$12,077

Unconsolidated investments	$521	$95	$2	$—	$618
Capital expenditures	$(56)	$(13)	$—	$—	$(69)

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Dynegy’s Segment Data for the Six Months Ended June 30, 2004

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$100	$1,520	$768	$—	$2,388
Other	—	1	(69)	—	(68)

	100	1,521	699	—	2,320
Affiliate revenues	232	—	6	—	238
Intersegment revenues	522	146	(549)	(119)	—

Total revenues	$854	$1,667	$156	$(119)	$2,558

Depreciation and amortization	$(95)	$(45)	$—	$(20)	$(160)
Operating income (loss)	$87	$142	$77	$(140)	$166
Earnings from unconsolidated investments	87	4	—	—	91
Other items, net	—	(9)	2	4	(3)
Interest expense					(190)

Income from continuing operations before taxes					64
Income tax expense					(19)

Income from continuing operations					45
Loss from discontinued operations, net of taxes					(7)

Net income					$38

Identifiable assets:
Domestic	$5,261	$2,024	$1,901	$1,058	$10,244
Other	—	(26)	833	2	809

Total	$5,261	$1,998	$2,734	$1,060	$11,053

Unconsolidated investments	$515	$80	$—	$—	$595
Capital expenditures	$(58)	$(27)	$—	$(5)	$(90)

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended June 30, 2004 and 2003

Dynegy’s Segment Data for the Six Months Ended June 30, 2003

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$219	$1,598	$287	$—	$2,104
Other	—	—	5	—	5

	219	1,598	292	—	2,109
Affiliate revenues	232	—	59	—	291
Intersegment revenues	299	134	(551)	118	—

Total revenues	$750	$1,732	$(200)	$118	$2,400

Depreciation and amortization	$(89)	$(40)	$(1)	$(38)	$(168)
Operating income (loss)	$100	$90	$(322)	$(144)	$(276)
Earnings from unconsolidated investments	82	5	2	—	89
Other items, net	3	(10)	23	(2)	14
Interest expense					(136)

Loss from continuing operations before taxes					(309)
Income tax benefit					115

Loss from continuing operations					(194)
Loss from discontinued operations, net of taxes					(10)
Cumulative effect of change in accounting principles, net of taxes					57

Net loss					$(147)

Identifiable assets:
Domestic	$6,574	$2,092	$3,111	$(182)	$11,595
Other	—	2	480	—	482

Total	$6,574	$2,094	$3,591	$(182)	$12,077

Unconsolidated investments	$521	$95	$2	$—	$618
Capital expenditures	$(93)	$(25)	$—	$(3)	$(121)

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Effective as of the end of the second quarter 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation included consideration of the various processes carried out under the direction of Dynegy’s disclosure committee in an effort to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed as of the end of the second quarter 2004 relating to our participation in Dynegy’s efforts to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which is further described below. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level and designed to ensure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the requisite time periods. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

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

During the second and third quarter 2004, deficiencies were identified that resulted in changes to the consolidated enterprises’s internal controls over financial reporting, including matters relating to system access and system implementation controls, segregation of duties and documentation of controls and procedures and their effective operation and monitoring. Deficiencies were also identified in the consolidated enterprise’s tax accounting and tax reconciliation controls and processes that make this an area of particular focus. During the third quarter 2004, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 were required. We identified these deficiencies and promptly brought them to the attention of Dynegy’s audit and compliance committee and independent auditors. Accordingly, in this Form 10-Q/A, we have restated our consolidated financial statements. For further information, please see the Explanatory Note beginning on page 8. We believe we have addressed these tax deficiencies, by taking the following steps to improve our internal controls around our tax accounting and tax reconciliation controls and processes:

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

Additionally, the Public Company Accounting Oversight Board recently adopted very stringent standards governing management’s required evaluation of its internal controls over financial reporting and the independent auditors’ review of those controls and management’s evaluation thereof. These standards will likely result in a significant number of companies, which may include Dynegy, identifying significant deficiencies and/or material weaknesses in their internal controls. Indeed, the items referenced in the preceding paragraph could preclude the independent auditors from delivering an unqualified opinion on internal controls under Section 404 of Sarbanes-Oxley.

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