Form 10-Q/A
period 2004-09-30
DYNEGY HOLDINGS INC
filed 2005-01-26
CIK 1105055

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

DYNEGY HOLDINGS INC.

INTRODUCTORY NOTE

Dynegy Holdings Inc. is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to reflect the effect of a $292 million increase to our deferred income tax liability at December 31, 2003 resulting from a tax basis balance sheet review on our historical unaudited condensed consolidated financial statements and related information, as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2004, which was originally filed on November 22, 2004 (the “Original Filing”).

The aforementioned item is discussed in more detail in the Introductory Note to the accompanying unaudited condensed consolidated financial statements beginning on page 8. Revised financial information for the periods presented reflecting these restatements was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, which was most recently amended by Amendment No. 1 thereto filed with the SEC on January 25, 2005 (the “Form 10-K/A”). The restated financial and other information included in this Amendment No. 1 should be read together with the Form 10-K/A. The following Items of the Original Filing are amended by this Amendment No. 1:

Item 1.    Condensed Consolidated Financial Statements

Item 4.    Controls and Procedures

Item 6.    Exhibits

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 22, 2004, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DEFINITIONS

As used in this Form 10-Q/A, the abbreviations listed below have the following meanings:

ARO	Asset retirement obligation
Bbtu/d	Billions of British thermal units per day
Cal ISO	The California Independent System Operator
Cal PX	The California Power Exchange
CDWR	California Department of Water Resources
CFTC	Commodity Futures Trading Commission
CPUC	California Public Utilities Commission
CRM	Our customer risk management business segment
$/Bbl	Dollars per barrel
$/Gal	Dollars per gallon
DMG	Dynegy Midwest Generation, Inc.
DMS	Dynegy Midstream Services
DPM	Dynegy Power Marketing Inc.
Dynegy	Dynegy Inc., our parent company, together with its subsidiaries
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Form 8-K	Our Current Report on Form 8-K filed on September 23, 2004
Form 10-K	Our Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 5, 2004, as amended by Amendment No. 1 on Form 10-K/A filed on July 20, 2004
Form 10-K/A	Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003, filed on January 25, 2005
Form 10-Q/A	Amendment No. 1 to our Form 10-Q for the quarter ended September 30, 2004
GAAP	Accounting principles generally accepted in the United States of America
GEN	Our power generation business segment
ICC	Illinois Commerce Commission
Illinois Power	Illinois Power Company
kW-yr	Kilowatts per year
LIBOR	The London Interbank Offered Rate
LNG	Liquefied natural gas
MBbls/d	Thousands of barrels per day
MMBtu	Millions of British thermal units
MMCFD	Million cubic feet per day
MW	Megawatt
MWh	Megawatt hour
NGL	Our natural gas liquids business segment
NOV	Notice of Violation
NSPS	New Source Performance Standard
Original Filing	Our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 22, 2004
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SPE	Special Purpose Entity
VaR	Value at Risk
VIE	Variable Interest Entity
WEN	Our former wholesale energy business segment

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions)

See Explanatory Note

	September 30, 2004	December 31, 2003
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$415	$328
Accounts receivable, net of allowance for doubtful accounts of $151 and $174, respectively	667	806
Accounts receivable, affiliates	612	338
Inventory	260	194
Assets from risk-management activities	797	818
Prepayments and other current assets	434	324

Total Current Assets	3,185	2,808

Property, Plant and Equipment	7,774	7,691
Accumulated depreciation	(1,626)	(1,389)

Property, Plant and Equipment, Net	6,148	6,302
Other Assets
Unconsolidated investments	451	577
Assets from risk-management activities	634	629
Goodwill	15	15
Other long-term assets	188	146

Total Assets	$10,621	$10,477

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$531	$631
Accounts payable, affiliates	84	74
Accrued liabilities and other current liabilities	473	415
Liabilities from risk-management activities	879	838
Notes payable and current portion of long-term debt	24	79
Current portion of long-term debt to affiliates	—	71

Total Current Liabilities	1,991	2,108

Long-term debt	3,926	3,464
Long-term debt to affiliates	200	200

Long-Term Debt	4,126	3,664
Other Liabilities
Liabilities from risk-management activities	718	746
Deferred income taxes	221	186
Other long-term liabilities	324	492

Total Liabilities	7,380	7,196

Minority Interest	108	121
Commitments and Contingencies (Note 8)
Additional paid-in capital	2,419	2,419
Accumulated other comprehensive income (loss), net of tax	(24)	33
Accumulated deficit	(294)	(324)
Stockholder’s Equity	1,032	1,032

Total Stockholder’s Equity	3,133	3,160

Total Liabilities and Stockholder’s Equity	$10,621	$10,477

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 22, 2004 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 22, 2004 AND ANY AMENDMENTS THERETO.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004 includes restatements related to our audited consolidated financial statements as of December 31, 2003 and our unaudited condensed consolidated financial statements for the periods ended September 30, 2004 and 2003. On January 25, 2005, we filed Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Form 10-K/A also included restated financial information for the quarter ended September 30, 2003. The restatements relate to our deferred income tax accounts. Specifically, the restatements are as follows:

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

This restatement has no effect on our previously reported net income (loss) or cash flows for the three and nine months ended September 30, 2004 or 2003.

Balance Sheet Summary. The table below summarizes the effects of the restatement on our December 31, 2003 and September 30, 2004 balance sheets:

	September 30, 2004	December 31, 2003
	(in millions)
Accounts receivable, affiliates
As previously reported	$178	$25
Restatement	434	313

As restated	$612	$338

Other long-term assets
As previously reported	$198	$156
Restatement	(10)	(10)

As restated	$188	$146

Total Assets
As previously reported	$10,268	$10,280
Restatement	353	197

As restated	10,621	10,477

Deferred income tax (assets) liabilities
As previously reported	$(71)	$(106)
Restatement	292	292

As restated	$221	$186

Other long-term liabilities
As previously reported	$331	$499
Restatement	(7)	(7)

As restated	$324	$492

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

	September 30, 2004	December 31, 2003
	(in millions)
Total Liabilities
As previously reported	$7,166	$7,138
Restatement	214	58

As restated	$7,380	$7,196

Stockholder’s Equity
As previously reported	$2,994	$3,021
Restatement	139	139

As restated	$3,133	$3,160

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

Earnings from unconsolidated investments of $117 million for the nine months ended September 30, 2004 include $123 million from West Coast Power and the $33 million above and gains on the sales of our equity investment in Oyster Creek and Hartwell of $15 million and $2 million, respectively. These gains were partially offset by a $45 million impairment of our investment in West Coast Power and an $8 million impairment of our Michigan Power equity investment discussed below, as well as $3 million primarily due to amortization of the difference between the cost of our unconsolidated investments and our underlying equity in their net assets. Earnings from unconsolidated investments of $140 million for the nine months ended September 30, 2003 consist of $102 million from West Coast Power and the $41 million above, partially offset by $3 million in losses due to impairments of cost investments.

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

The credit facility contains affirmative and negative covenants, including negative covenants relating to the following which restrict us and our subsidiaries but do not restrict Dynegy: liens; investments; indebtedness; dispositions; restricted payments; burdensome agreements; amendments to organizational documents; prepayments of indebtedness; and swap contracts. The credit facility also contains the financial and capital expenditure-related covenants described below. We are currently in compliance with these restrictive covenants, and with the filing of this report, we have cured any possible non-compliance resulting from our previous failure to file the Original Filing with the requisite review by our independent auditor and the certifications mandated by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended.

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

The terms and conditions of the credit facility are described in more detail in the definitive agreements governing the credit facility, which are filed and/or incorporated by reference as exhibits to our second quarter 2004 Form 10-Q/A.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

Note 7—Related Party Transactions

We routinely engage in business transactions with subsidiaries of Dynegy that are not part of our consolidated group. These transactions included among others, sales of energy and capacity to Illinois Power under a power purchase agreement, as well as purchases of natural gas from Illinois power. Please read Note 13—Related Party Transactions—Other beginning on page F-43 of our Form 10-K/A for further discussion. Additionally, we engage in transactions with ChevronTexaco Corporation and its affiliates, including purchases and sales of natural gas and natural gas liquids, which we believe are executed on terms that are fair and reasonable. Please read Note 13—Related Party Transactions beginning on page F-41 of our Form 10-K/A for further discussion.

Note 8—Commitments and Contingencies

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS NOTE 8, WHICH WAS PRESENTED IN OUR THIRD QUARTER 2004 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON NOVEMBER 22, 2004 IN ORDER TO REFLECT THE MATERIAL CHANGES IN OR UPDATES TO OUR MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF OUR 2003 FORM 10-K, DOES NOT REFLECT EVENTS OCCURRING AFTER NOVEMBER 22, 2004. FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN, OR UPDATES TO, OUR MATERIAL LEGAL PROCEEDINGS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 22, 2004, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

Summary of Recent Developments. As described in greater detail below, the following significant developments involving our material legal proceedings occurred since the original filing of our second quarter 2004 Form 10-Q:

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

For the Interim Periods Ended September 30, 2004 and 2003

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

Reportable segment information for the three- and nine-month periods ended September 30, 2004 and 2003 is presented below:

Dynegy’s Segment Data for the Quarter Ended September 30, 2004

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$273	$920	$94	$—	$1,287
Other	—	—	(14)	—	(14)

	273	920	80	—	1,273
Affiliated revenues	114	—	—	—	114
Intersegment revenues	42	76	(71)	(47)	—

Total revenues	$429	$996	$9	$(47)	$1,387

Depreciation and amortization	$(50)	$(21)	$(1)	$(6)	$(78)

Operating income (loss)	$71	$72	$(32)	$(54)	$57
Earnings from unconsolidated investments	23	3	—	—	26
Other items, net	—	(6)	(3)	(1)	(10)
Interest expense					(85)

Loss from continuing operations before taxes					(12)
Income tax benefit					6

Loss from continuing operations					(6)
Loss from discontinued operations, net of taxes					(2)

Net loss					$(8)

Identifiable assets:
Domestic	$5,427	$2,131	$1,362	$917	$9,837
Other	—	7	770	7	784

Total	$5,427	$2,138	$2,132	$924	$10,621

Unconsolidated investments	$373	$78	$—	$—	$451
Capital expenditures	$(20)	$(14)	$—	$(5)	$(39)

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

Dynegy’s Segment Data for the Quarter Ended September 30, 2003

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$65	$620	$325	$—	$1,010
Other	—	3	(49)	—	(46)

	65	623	276	—	964
Affiliate revenues	124	—	86	—	210
Intersegment revenues	286	58	(360)	16	—

Total revenues	$475	$681	$2	$16	$1,174

Depreciation and amortization	$(48)	$(19)	$—	$(12)	$(79)

Operating income (loss)	$78	$31	$(26)	$(46)	$37
Earnings (losses) from unconsolidated investments	51	2	(2)	—	51
Other items, net	1	(2)	4	(4)	(1)
Interest expense					(103)

Loss from continuing operations before taxes					(16)
Income tax benefit					6

Loss from continuing operations					(10)
Loss from discontinued operations, net of taxes					(4)

Net loss					$(14)

Identifiable assets:
Domestic	$5,128	$1,808	$2,246	$740	$9,922
Other	—	(22)	833	—	811

Total	$5,128	$1,786	$3,079	$740	$10,733

Unconsolidated investments	$528	$95	$—	$—	$623

Capital expenditures	$(23)	$(11)	$—	$(2)	$(36)

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

Dynegy’s Segment Data for the Nine Months Ended September 30, 2004

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$373	$2,440	$862	$—	$3,675
Other	—	2	(84)	—	(82)

	373	2,442	778	—	3,593
Affiliated revenues	346	—	6	—	352
Intersegment revenues	564	221	(619)	(166)	—

Total revenues	$1,283	$2,663	$165	$(166)	$3,945

Depreciation and amortization	$(145)	$(66)	$(1)	$(26)	$(238)
Impairment and other charges	—	(5)	—	(24)	(29)

Operating income (loss)	$158	$214	$45	$(194)	$223
Earnings from unconsolidated investments	110	7	—	—	117
Other items, net	—	(15)	(1)	3	(13)
Interest expense					(275)

Income from continuing operations before taxes					52
Income tax benefit					(13)

Income from continuing operations					39
Loss from discontinued operations, net of taxes					(9)

Net income					$30

Identifiable assets:
Domestic	$5,427	$2,131	$1,362	$917	$9,837
Other	—	7	770	7	784

Total	$5,427	$2,138	$2,132	$924	$10,621

Unconsolidated investments	$373	$78	$—	$—	$451

Capital expenditures	$(78)	$(41)	$—	$(10)	$(129)

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

Dynegy’s Segment Data for the Nine Months Ended September 30, 2003

(in millions)

	GEN	NGL	CRM	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$285	$2,218	$610	$—	$3,113
Other	—	3	(46)	—	(43)

	285	2,221	564	—	3,070
Affiliate revenues	356	—	86	—	442
Intersegment revenues	584	193	(790)	13	—

Total revenues	$1,225	$2,414	$(140)	$13	$3,512

Depreciation and amortization	$(136)	$(60)	$(1)	$(50)	$(247)

Operating income (loss)	$178	$121	$(348)	$(190)	$(239)
Earnings from unconsolidated investments	133	7	—	—	140
Other items, net	4	(12)	27	(6)	13
Interest expense					(239)

Loss from continuing operations before taxes					(325)
Income tax benefit					121

Loss from continuing operations					(204)
Loss on discontinued operations, net of taxes					(14)
Cumulative effect of change in accounting principles, net of taxes					57

Net loss					$(161)

Identifiable assets:
Domestic	$5,128	$1,808	$2,246	$740	$9,922
Other	—	(22)	833	—	811

Total	$5,128	$1,786	$3,079	$740	$10,733

Unconsolidated investments	$528	$95	$—	$—	$623
Capital expenditures	$(116)	$(36)	$—	$(5)	$(157)

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

(Unaudited and Restated)

For the Interim Periods Ended September 30, 2004 and 2003

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

During the second and third quarter 2004, deficiencies were identified that resulted in changes to the consolidated enterprise’s internal controls over financial reporting, including matters relating to system access and system implementation controls, segregation of duties and documentation of controls and procedures and their effective operation and monitoring. Deficiencies were also identified in the consolidated enterprise’s tax accounting and tax reconciliation controls and processes that make this an area of particular focus. In the third quarter 2004, we determined that adjustments related to our deferred income tax accounts in periods prior to 2004 were required. We identified these deficiencies and promptly brought them to the attention of Dynegy’s audit and compliance committee and independent auditors. Accordingly, in this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements. In addition, we believe we have addressed these tax deficiencies, by taking the following steps to improve our internal controls around our tax accounting and tax reconciliation controls and processes:

•	Increased the levels of review in the preparation of the quarterly and annual tax provision;

•	Formalized processes, procedures and documentation standards; and

•	Restructured the consolidated enterprise’s Tax Department to ensure appropriate segregation of duties regarding preparation and review of the quarterly and annual tax provision.

We are a wholly owned subsidiary of Dynegy Inc. and the primary holding company for Dynegy’s GEN and NGL businesses. We are not subject to the disclosure requirements promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for the year ended December 31, 2005. However, in seeking to achieve compliance with Section 404 within the prescribed period, Dynegy Inc.’s management has formed an internal control steering committee, engaged outside consultants and adopted and implemented a detailed project work plan to assess the adequacy of its internal controls over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls over financial reporting. Because we comprise a significant part of Dynegy as a consolidated enterprise, our internal controls over financial reporting are being reviewed in connection with this effort.

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

Item 6—Exhibits

The following documents are included as exhibits to this Form 10-Q/A:

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