Form 10-Q
period 2007-03-31
DYNEGY HOLDINGS INC
filed 2007-05-14
CIK 1105055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

ARB	Accounting Research Bulletin
APB	Accounting Principles Board
ARO	Asset retirement obligation
Bcf/d	Billion cubic feet per day
Cal ISO	The California Independent System Operator
CFTC	Commodity Futures Trading Commission
CPUC	California Public Utilities Commission
CRA	Canada Revenue Agency
CRM	Our customer risk management business segment
DMG	Dynegy Midwest Generation, Inc.
DMSLP	Dynegy Midstream Services L.P.
DMT	Dynegy Marketing and Trade
DNE	Dynegy Northeast Generation
DPM	Dynegy Power Marketing Inc.
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas, Inc.
ERISA	The Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles of the United States of America
GEN	Our power generation business
GEN-MW	Our power generation business - Midwest segment
GEN-NE	Our power generation business - Northeast segment
GEN-SO	Our power generation business - South segment
GEN-WE	Our power generation business - West segment
IRS	Internal Revenue Service
ISO	Independent System Operator
MISO	Midwest Independent Transmission Operator, Inc.
MMBtu	Millions of British thermal units
MW	Megawatts
MWh	Megawatt hour
NGL	Our natural gas liquids business segment
NOL	Net operating loss
NOV	Notice of Violation issued by the EPA
NOx	Nitrogen oxide
NRG	NRG Energy, Inc.
NYISO	New York Independent System Operator
NYSDEC	New York State Department of Environmental Conservation
PRB	Powder River Basin coal
RMR	Reliability Must Run
RTO	Regional Transmission Organization
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SPE	Special Purpose Entity
VaR	Value at Risk
VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited) (in millions)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$147	$207
Restricted cash	200	200
Accounts receivable, net of allowance for doubtful accounts of $45 and $46 respectively	263	251
Accounts receivable, affiliates	61	36
Inventory	171	187
Assets from risk-management activities	309	702
Deferred income taxes	95	65
Prepayments and other current assets	50	42
Assets held for sale (Note 3)	1	—

Total Current Assets	1,297	1,690

Property, Plant and Equipment	6,016	6,112
Accumulated depreciation	(1,481)	(1,498)

Property, Plant and Equipment, Net	4,535	4,614
Other Assets
Assets from risk-management activities	61	16
Intangible assets	11	13
Long-term note receivable, affiliate	293	292
Long-term accounts receivable, affiliate	733	769
Deferred income taxes	2	12
Other long-term assets	117	118
Assets held for sale (Note 3)	57	—

Total Assets	$7,106	$7,524

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$166	$169
Accrued interest	76	46
Accrued liabilities and other current liabilities	118	222
Liabilities from risk-management activities	365	642
Notes payable and current portion of long-term debt	7	2

Total Current Liabilities	732	1,081

Long-term debt	2,576	2,576
Long-term debt to affiliates	200	200

Long-Term Debt	2,776	2,776
Other Liabilities
Liabilities from risk-management activities	107	62
Deferred income taxes	231	244
Other long-term liabilities	322	329

Total Liabilities	4,168	4,492

Commitments and Contingencies (Note 9)
Stockholder’s Equity
Capital Stock, $1 par value, 1,000 shares authorized at March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	2,312	2,362
Accumulated other comprehensive income (loss), net of tax	(6)	67
Accumulated deficit	(400)	(429)
Stockholder’s equity	1,032	1,032

Total Stockholder’s Equity	2,938	3,032

Total Liabilities and Stockholder’s Equity	$7,106	$7,524

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (in millions)

	Three Months Ended March 31,
	2007	2006
Revenues	$483	$520
Cost of sales, exclusive of depreciation shown separately below	(321)	(322)
Depreciation and amortization expense	(53)	(56)
Impairment and other charges	—	(2)
General and administrative expenses	(36)	(51)

Operating income	73	89
Earnings from unconsolidated investments	—	2
Interest expense	(59)	(78)
Other income and expense, net	10	15

Income from continuing operations before income taxes	24	28
Income tax expense (Note 12)	(8)	(10)

Income from continuing operations	16	18
Income from discontinued operations, net of tax expense of zero and $1, respectively	—	—

Income before cumulative effect of change in accounting principle	16	18
Cumulative effect of change in accounting principle, net of tax expense of zero	—	—

Net income	$16	$18

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16	$18
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	56	60
Impairment and other charges	—	2
Earnings from unconsolidated investments, net of cash distributions	—	(2)
Risk-management activities	3	(69)
Gain on sale of assets, net	—	(1)
Deferred income taxes	5	14
Legal and settlement charges	—	15
Other	(2)	2
Changes in working capital:
Accounts receivable	(12)	308
Inventory	18	10
Prepayments and other assets	(8)	59
Accounts payable and accrued liabilities	(28)	(757)
Changes in non-current assets	(1)	(2)
Changes in non-current liabilities	4	2

Net cash provided by (used in) operating activities	51	(341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33)	(18)
Proceeds from asset sales, net	—	205
Business acquisitions, net of cash acquired	—	(40)
Decrease in restricted cash and restricted investments	—	335
Affiliate transactions	(28)	1

Net cash provided by (used in) investing activities	(61)	483

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments to affiliate	—	(120)
Dividend to affiliate	(50)	—
Other financing, net	—	(8)

Net cash used in financing activities	(50)	(128)

Net increase (decrease) in cash and cash equivalents	(60)	14
Cash and cash equivalents, beginning of period	207	1,301

Cash and cash equivalents, end of period	$147	$1,315

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited) (in millions)

	Three Months Ended March 31,
	2007	2006
Net income	$16	$18
Cash flow hedging activities, net:
Unrealized mark-to-market gains (losses) arising during period, net	(59)	19
Reclassification of mark-to-market gains to earnings, net	(15)	(14)

Changes in cash flow hedging activities, net (net of tax benefit (expense) of $44 and ($3), respectively)	(74)	5
Recognized prior service cost and actuarial loss	1	—
Foreign currency translation adjustments	—	—

Other comprehensive income (loss), net of tax	(73)	5

Comprehensive income (loss)	$(57)	$23

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Note 1—Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These interim financial statements should be read together with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006, which we refer to as our “Form 10-K”.

The unaudited condensed consolidated financial statements contained in this report include all material adjustments that, in the opinion of management, are necessary for a fair statement of the results for the interim periods. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year or any other interim period due to seasonal fluctuations in demand for our energy products and services, changes in commodity prices, timing of maintenance and other expenditures and other factors. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect our reported financial position and results of operations. These estimates and judgments also impact the nature and extent of disclosure, if any, of our contingent liabilities. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments prior to their publication. Estimates and judgments are based on information available at the time such estimates and judgments are made. Adjustments made with respect to the use of these estimates and judgments often relate to information not previously available. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are primarily used in (i) developing fair value assumptions, including estimates of future cash flows and discount rates, (ii) analyzing tangible and intangible assets for possible impairment, (iii) estimating the useful lives of our assets, (iv) assessing future tax exposure and the realization of tax assets, (v) determining amounts to accrue for contingencies, guarantees and indemnifications and (vi) estimating various factors used to value our pension assets and liabilities. Actual results could differ materially from any such estimates. Certain reclassifications have been made to prior-period amounts to conform with current-period presentation.

Accounting Principle Adopted

FIN No. 48. On July 12, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which provides clarification of SFAS 109, “Accounting for Income Taxes” with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN No. 48 requires that uncertain tax positions be reviewed and assessed with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard. We adopted the provisions of FIN No. 48 on January 1, 2007 and recorded a $13 million decrease to our accumulated deficit as of January 1, 2007 to reflect the cumulative effect of adopting FIN No. 48.

As of January 1, 2007, we have approximately $72 million of unrecognized tax benefits. Included in the balance are $38 million of unrecognized tax benefits whose uncertainty relates to the timing of the deductibility rather than the determination of deductibility. Recognition of these adjustments would not impact our effective tax rate, but would accelerate payment of cash taxes to the respective taxing authority. We have $34 million of unrecognized tax benefits, which, if recognized, would impact our effective tax rate.

We recognize accrued interest expense and penalties related to unrecognized tax benefits as income tax expense. We had approximately $6 million for the payment of interest and penalties accrued at March 31, 2007 and January 1, 2007, respectively.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

We expect that our unrecognized tax benefits could change due to the settlement of audits and the expiration of statutes of limitation in the next twelve months; however, we do not anticipate any such change to have a significant impact on our results of operations, our financial position or cash-flows.

Dynegy files a consolidated income tax return in the U.S. federal jurisdiction, and Dynegy and certain of its subsidiaries file other income tax returns in various states and foreign jurisdictions. With few exceptions, Dynegy is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The IRS commenced an examination of Dynegy’s U.S. consolidated income tax return for 2004 through 2005 in the second quarter 2006 that is anticipated to be completed by the end of 2007. The IRS examination for 2001 through 2002 was completed in January 2006. Dynegy has reached tentative agreement on all audit issues and are awaiting final resolution with the IRS. The CRA is currently examining 2002 through 2004 and Dynegy is expecting completion of the audit in 2007 or 2008.

Accounting Principles Not Yet Adopted

SFAS No. 157. On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements; however, the application of SFAS No. 157 will change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement on our financial statements.

SFAS No. 159. On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement on our financial statements.

Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions

LS Power Business Combination. On March 29, 2007, at a special meeting of the shareholders of Dynegy Illinois Inc., an Illinois corporation (formerly named Dynegy Inc.) (“Dynegy Illinois”), the shareholders of Dynegy Illinois (i) adopted the Plan of Merger, Contribution and Sale Agreement, dated as of September 14, 2006 (the “Merger Agreement”), by and among Dynegy, Dynegy Illinois, Falcon Merger Sub Co., an Illinois corporation and a then-wholly owned subsidiary of Dynegy (“Merger Sub”), LSP Gen Investors, L.P., LS Power Partners, L.P., LS Power Equity Partners PIE I, L.P., LS Power Equity Partners, L.P. and LS Power Associates, L.P. (“LS Associates” and, collectively, the “LS Contributing Entities”) and (ii) approved the merger of Merger Sub with and into Dynegy Illinois (the “Merger”).

On April 2, 2007, in accordance with the Merger Agreement, (i) the Merger was effected, as a result of which Dynegy Illinois became a wholly owned subsidiary of Dynegy and each share of the Class A common stock and Class B common stock of Dynegy Illinois outstanding immediately prior to the Merger was converted into the right to receive one share of the Class A common stock of Dynegy, and (ii) the LS Contributing Entities transferred all of the interests owned by them in entities that own 11 power generation facilities to Dynegy (the “Contributed Entities”).

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

As part of the transactions contemplated by the Merger Agreement, LS Associates transferred its interests in certain power generation development projects to DLS Power Holdings, LLC, a newly formed Delaware limited liability company (“DLS Power Holdings”), and contributed 50% of the membership interests in DLS Power Holdings to Dynegy. In addition, immediately after the completion of the Merger, LS Associates and Dynegy each contributed $5 million to DLS Power Holdings as their initial capital contributions, and also contributed their respective interests in certain additional power generation development projects to DLS Power Holdings. In connection with the formation of DLS Power Holdings, LS Associates formed DLS Power Development Company, LLC, a Delaware limited liability company (“DLS Power Development”). LS Associates and Dynegy each now own 50% of the membership interests in DLS Power Development.

In consideration of the transfer to Dynegy of their interests in the entities that own 11 power generation facilities and 50% of the membership interests in DLS Power Holdings and DLS Power Development, the LS Contributing Entities received (i) 340 million shares of the Class B common stock of Dynegy, (ii) $100 million in cash and (iii) a promissory note in the aggregate principal amount of $275 million (the “Note”) (which was simultaneously issued and repaid in full without interest or prepayment penalty). Dynegy also, via its indirect wholly owned subsidiary Griffith Holdings, LLC, simultaneously issued to the LS Contributing Entities, and repaid in full without interest or prepayment penalty and cancelled, an additional $70 million of project-related debt (the “Griffith Debt”) in connection with the completion of the Merger Agreement transactions. Dynegy funded the cash payment and the repayment of the Note and the Griffith Debt using cash on hand and borrowings by DHI (and subsequent permitted distributions to Dynegy) of (i) an aggregate $275 million under the Revolving Facility (as defined below) and (ii) an aggregate $70 million under the new Term Loan B (as defined below). Please read Note 6—Debt—Fifth Amended and Restated Credit Facility for further discussion.

The consummation of the Merger Agreement with the LS Contributing Entities constituted a change in control as defined in Dynegy’s severance pay plans, as well as the various long-term incentive award grant agreements. As a result, all restricted stock and stock option awards previously granted to employees and outstanding vested in full on April 2, 2007 upon the closing of the Merger Agreement. Specifically, the vesting of the restricted stock awards granted in 2005 and 2006 and the unvested tranches of stock option awards granted in those years was accelerated. Accordingly, we will record a charge of approximately $6 million in the second quarter 2007.

In addition, LSP Kendall Holding LLC, one of the entities transferred to Dynegy by the LS Contributing Entities pursuant to the Merger Agreement, was party to a power tolling contract with another of our subsidiaries. This power tolling agreement had a fair value of approximately $50 million as of April 2, 2007, representing a liability from the perspective of LSP Kendall Holding LLC. Upon completion of the Merger Agreement, this power tolling agreement was effectively settled, which will result in a second quarter 2007 gain equal to the fair value of this contract, in accordance with EITF Issue 04-01, “Accounting for Pre-existing Contractual Relationships Between the Parties to a Purchase Business Combination” (“EITF Issue 04-1”). Dynegy expects to record a second quarter 2007 pre-tax gain of approximately $50 million, which will be included as a reduction to cost of sales on Dynegy’s unaudited condensed consolidated statements of operations.

LS Assets Contribution. In April 2007, in connection with the completion of the Merger Agreement, Dynegy contributed to Dynegy Illinois its interest in the Contributed Entities. Following such contribution, Dynegy Illinois contributed to us its interest in the Contributed Entities and, as a result, the Contributed Entities become our directly owned subsidiaries.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Sithe Assets Contribution. Also in April 2007, Dynegy Illinois contributed to us all of its interest in Dynegy New York Holdings Inc. (“New York Holdings”), together with its indirect interest in the subsidiaries of New York Holdings. New York Holdings, together with its wholly owned subsidiaries, owns various assets in the Northeast, which we commonly refer to as the “Sithe Assets”. The Sithe Assets primarily consist of the Independence generation facility, a 1,064 MW facility located in Scriba, New York, which Dynegy Illinois acquired in January 2005. As a result of the contribution, our Sithe toll now become an intercompany agreement in our GEN-NE segment.

The Sithe Assets contributed to us also include four hydroelectric generation facilities in Pennsylvania. The entities owning these facilities meet the definition of VIEs. In accordance with the purchase agreement governing Dynegy Illinois’ acquisition of the Sithe Assets, Exelon Corporation, which we refer to as “Exelon”, has the sole and exclusive right to direct our efforts to decommission, sell, or otherwise dispose of the hydroelectric facilities owned through the VIE entities. Exelon is obligated to reimburse ExRes SHC, INC., or “ExRes” for all costs, liabilities, and obligations of the entities owning these facilities, and to indemnify ExRes with respect to the past and present assets and operations of the entities. As a result, we are not the primary beneficiary of the entities, and will not consolidate them in accordance with the provisions of FIN No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.

Note 3—Discontinued Operations

Calcasieu. On January 31, 2007, we entered into an agreement to sell our interest in the Calcasieu power generation facility to Entergy Gulf States, Inc. (“Entergy”) for approximately $57 million, subject to regulatory approval and other closing conditions. The transaction is expected to close in early 2008. Beginning in the first quarter 2007, Calcasieu met the held for sale classification requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and is classified as such on our unaudited condensed consolidated balance sheet. The major classes of current and long-term assets classified as assets held for sale at March 31, 2007 are $57 million of Property, Plant and Equipment, Net, and $1 million of Inventory.

SFAS No. 144 also requires that long-lived assets not be depreciated or amortized while they are classified as held for sale. As a result, we discontinued depreciation and amortization of Calcasieu’s property, plant and equipment during the first quarter 2007. Depreciation and amortization expense related to Calcasieu totaled less than $1 million in the three-month period ended March 31, 2007, compared to approximately $1 million in the three-month period ended March 31, 2006. Also pursuant to SFAS No. 144, we are reporting the results of Calcasieu’s operations as a discontinued operation. Accordingly, the facility’s results have been included in discontinued operations for all periods presented.

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

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

The following table summarizes information related to all of our discontinued operations, including the NGL operations discussed above:

	Calcasieu	U.K. CRM	NGL	Total
	(in millions)
Three Months Ended March 31, 2007
Revenues	$1	$—	$—	$1
Three Months Ended March 31, 2006
Income from operations before taxes	(1)	1	1	1
Income from operations after taxes	(1)	—	1	—

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

The following is a schedule of 2007 activity for the liabilities recorded in connection with this restructuring:

	Severance	Cancellation Fees and Operating Leases	Total
	(in millions)
Balance at December 31, 2006	$3	$7	$10
Cash payments	—	(2)	(2)

Balance at March 31, 2007	$3	$5	$8

We expect the $5 million accrual as of March 31, 2007 associated with cancellation fees and operating leases to be paid by the end of 2007, when the leases expire.

In addition to the $5 million accrual above, we have a $1 million accrual for operating leases made in connection with the sale of DMSLP. We expect this amount to be paid by the end of 2007 when the leases expire. Please read Note 4—Dispositions, Contract Terminations and Discontinued Operations—Discontinued Operations—Natural Gas Liquids beginning on page F-18 of our Form 10-K for further information.

Note 5—Risk Management Activities and Accumulated Other Comprehensive Income (Loss)

The nature of our business necessarily involves market and financial risks. We enter into financial instrument contracts in an attempt to mitigate or eliminate these various risks. These risks and our strategy for mitigating them are more fully described in Note 6—Risk Management Activities and Financial Instruments beginning on page F-20 of our Form 10-K.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Cash Flow Hedges. We enter into financial derivative instruments that qualify as cash flow hedges. Instruments related to our GEN business are entered into for purposes of hedging future fuel requirements and sales commitments and locking in future margin. Interest rate swaps have been used to convert floating interest-rate obligations to fixed-rate obligations.

During the three months ended March 31, 2007, we recorded a $5 million charge related to ineffectiveness from changes in fair value of hedge positions and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. During the three months ended March 31, 2006, there was no ineffectiveness from changes in fair value of hedge positions and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows. During the three months ended March 31, 2007 and 2006, no amounts were reclassified to earnings in connection with forecasted transactions that were considered probable of not occurring.

The balance in cash flow hedging activities, net at March 31, 2007 is expected to be reclassified to future earnings, contemporaneously with the related purchases of fuel, sales of electricity and payments of interest, as applicable to each type of hedge. Of this amount, after-tax gains of approximately $3 million are currently estimated to be reclassified into earnings over the 12-month period ending March 31, 2008. The actual amounts that will be reclassified to earnings over this period and beyond could vary materially from this estimated amount as a result of changes in market conditions and other factors.

Fair Value Hedges. We also enter into derivative instruments that qualify as fair value hedges. We use interest rate swaps to convert a portion of our non-prepayable fixed-rate debt into floating-rate debt. During the three months ended March 31, 2007 and 2006, there was no ineffectiveness from changes in the fair value of hedge positions and no amounts were excluded from the assessment of hedge effectiveness. During the three months ended March 31, 2007 and 2006, no amounts were recognized in relation to firm commitments that no longer qualified as fair value hedges.

Net Investment Hedges in Foreign Operations. Although we have exited a substantial amount of our foreign operations, we have remaining investments in foreign subsidiaries, the net assets of which are exposed to currency exchange-rate volatility. As of March 31, 2007, we had no net investment hedges in place.

Accumulated Other Comprehensive Income (Loss). Accumulated other comprehensive income (loss), net of tax, is included in stockholder’s equity on our unaudited condensed consolidated balance sheets as follows:

	March 31, 2007	December 31, 2006
	(in millions)
Cash flow hedging activities, net	$2	$76
Foreign currency translation adjustment	23	23
Unrecognized prior service cost and actuarial loss	(42)	(43)
Available for sale securities	11	11

Accumulated other comprehensive income (loss), net of tax	$(6)	$67

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Note 6—Variable Interest Entities

In July 2001, we entered into several agreements, including a power tolling agreement, a financial derivative instrument, an energy management agreement and a natural gas supply agreement, with Independence. We had previously been unable to assess whether the entity was a VIE, but in the third quarter 2004, we received the necessary financial and contractual information related to the entity. As a result of various contractual arrangements into which this entity has entered, we have concluded that it is a VIE. However, as we do not absorb a majority of the expected losses or receive a majority of expected residual returns, we are not considered the primary beneficiary of the entity. At March 31, 2007, our future obligations under these agreements, which represent our maximum exposure to loss, were approximately $592 million. On January 31, 2005, Dynegy Illinois completed the acquisition of ExRes, the parent company of Sithe Energies, Inc., which we refer to as “Sithe Energies”, and Independence. Please see Note 8—Related Party Transactions for further discussion regarding this acquisition.

In April 2007, Dynegy Illinois contributed the Sithe Assets to us. As a result of the contribution, the agreements described above will now become intercompany agreements in our GEN-NE segment. Please see Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions—Sithe Assets Contribution for further discussion.

Note 7—Debt

Fifth Amended and Restated Credit Facility. On April 2, 2007, we entered into a fifth amended and restated credit agreement (the “Fifth Amended and Restated Credit Facility”) with Citicorp USA, Inc. and JPMorgan Chase Bank, N.A., as co-administrative agents, JPMorgan Chase Bank, N.A., as collateral agent, Citicorp USA Inc., as payment agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as joint lead arrangers and joint book-runners, and the other financial institutions party thereto as lenders or letter of credit issuers.

The Fifth Amended and Restated Credit Facility amends our former credit facility (the Fourth Amended and Restated Credit Facility, which was last amended on July 11, 2006) by increasing the amount of the existing $470 million revolving credit facility (the “Revolving Facility”) to $850 million, increasing the amount of the existing $200 million term letter of credit facility (the “Term L/C Facility”) to $400 million and adding a $70 million senior secured term loan facility (“Term Loan B”).

Loans and letters of credit are available under the Revolving Facility and letters of credit are available under the Term L/C Facility for general corporate purposes. Letters of credit issued under our former credit facility will be continued under the Fifth Amended and Restated Credit Facility. The Term Loan B was available to pay a portion of the consideration under the Merger Agreement. In connection with the completion of the transactions contemplated by the Merger Agreement, an aggregate $275 million under the Revolving Facility, an aggregate $400 million under the Term L/C Facility (with the proceeds placed in a collateral account to support the issuance of letters of credit), and an aggregate $70 million under Term Loan B (representing all available borrowings under Term Loan B) were drawn.

The Fifth Amended and Restated Credit Facility is secured by certain of our assets and is guaranteed by Dynegy and Dynegy Illinois, as parent guarantors, and certain of certain of our subsidiaries. In addition, the obligations under the Fifth Amended and Restated Credit Facility and certain other obligations to the lenders thereunder and their affiliates are secured by substantially all of the assets of such guarantors. The Revolving Facility matures on April 2, 2012, and the Term L/C Facility and Term Loan B each mature on April 2, 2013. The principal amount of the Term L/C Facility is due in a single payment at maturity; the principal amount of Term Loan B is due in quarterly installments of $175,000 in arrears commencing December 31, 2007, with the unpaid balance due at maturity.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Borrowings under the Fifth Amended and Restated Credit Facility bear interest, at DHI’s option, at either the base rate, which is calculated as the higher of Citibank, N.A.’s publicly announced base rate and the federal funds rate in effect from time to time, plus 0.50% or the Eurodollar rate (which is based on rates in the London interbank Eurodollar market), in each case plus an applicable margin.

The applicable margin for borrowings under the Revolving Facility depends on the Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) credit ratings of the Revolving Facility, with higher credit ratings resulting in lower rates. The applicable margin for such borrowings will be either 0.125% or 0.50% per annum for base rate loans and either 1.125% or 1.50% per annum for Eurodollar loans, with the lower applicable margin being payable if the ratings for the Revolving Facility by S&P and Moody’s are BB+ and Ba1 or higher, respectively, and the higher applicable margin being payable if such ratings are less than BB+ and Ba1. The applicable margins for the Term L/C Facility and Term Loan B are 0.50% for base rate loans and 1.50% for Eurodollar loans.

An unused commitment fee of either 0.25% or 0.375% is payable on the unused portion of the Revolving Facility, with the lower commitment fee being payable if the ratings for the Revolving Facility by S&P and Moody’s are BB+ and Ba1 or higher, respectively, and the higher commitment fee being payable if such ratings are less than BB+ and Ba1.

The Fifth Amended and Restated Credit Facility contains mandatory prepayment provisions associated with specified asset sales and dispositions (including as a result of casualty or condemnation). The Fifth Amended and Restated Credit Facility also contains customary affirmative covenants and negative covenants and events of default. Subject to certain exceptions, we and our subsidiaries are subject to restrictions on incurring additional indebtedness, limitations on capital expenditures and limitations on dividends and other payments in respect of capital stock.

The Fifth Amended and Restated Credit Facility also contains certain financial covenants, including (i) a covenant (measured as of the last day of the relevant fiscal quarter as specified below) that requires us and certain of our subsidiaries to maintain a ratio of secured debt to adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) for us and its relevant subsidiaries of no greater than 3.0:1 (June 30, 2007); 2.75:1 (September 30, 2007 and thereafter through and including March 31, 2009); and 2.5:1 (June 30, 2009 and thereafter); and (ii) a covenant that requires us and certain of our subsidiaries to maintain a ratio of adjusted EBITDA to consolidated interest expense for us and our relevant subsidiaries as of the last day of the measurement periods ending June 30, 2007 and thereafter through and including December 31, 2008 of no less than 1.5:1; ending March 31, 2009 and June 30, 2009 of no less than 1.625:1; and ending September 30, 2009 and thereafter of no less than 1.75:1.

LS Entities Debt. In addition, we assumed approximately $1.8 billion of net debt (debt less restricted cash and investments) upon the contribution of the Contributed Entities to us by Dynegy. Please see Note 2 — LS Power Business Combination and Dynegy Illinois Entity Contributions — LS Assets Contribution for further discussion.

Sithe Energies Debt. In addition, we assumed $409 million principal amount of the 9.0% Senior Notes due 2013 and $20 million principal amount of the 8.5% Senior Notes due 2007 upon the contribution of the Sithe Assets to us by Dynegy. Please see Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions — Sithe Assets Contribution for further discussion.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Note 8—Related Party Transactions

We routinely engage in business transactions with subsidiaries of Dynegy that are not part of our consolidated group. These transactions included among others, purchases of energy and capacity from Independence, as further discussed below. Please see Note 13—Related Party Transactions—Other beginning on page F-31 of our Form 10-K for further discussion.

On January 31, 2005, Dynegy Illinois completed the acquisition of ExRes. In exchange for $120 million, net of transaction costs and cash acquired, and the assumption of $919 million of face value project debt, Dynegy Illinois acquired the 1,021 MW Independence power generation facility located near Scriba, New York, as well as four natural gas-fired merchant facilities in New York and four hydroelectric generation facilities in Pennsylvania. Independence holds a power tolling contract, financial swap and other contracts with one of our subsidiaries. Upon completion of this acquisition, our transactions with Independence became related party transactions. Our transactions with ExRes include purchases of energy and capacity under a tolling arrangement, sales of natural gas and payments associated with a financial derivative instrument. During the three months ended March 31, 2007 and 2006, we incurred costs of $18 million and $25 million, respectively, under these contracts. Additionally, during the three months ended March 31, 2007 and 2006, we sold an aggregate of $49 million and $53 million, respectively, in natural gas to ExRes. The terms of these transactions are in accordance with the contractual agreements that were in place prior to Dynegy Illinois’ acquisition of ExRes. In addition to the contractual arrangements discussed above, we pay all employee and payroll costs, as well as certain general and administrative costs, on behalf of ExRes, and they reimburse us for these costs. For the three months ended March 31, 2007 and 2006, we paid $2 million and $1 million, respectively, of such costs on behalf of ExRes. As of March 31, 2007, we have a net outstanding affiliate receivable balance of $48 million from ExRes.

In April 2007, Dynegy Illinois contributed the Sithe Assets to us. As a result of the contribution, the related party transactions described above will now become intercompany transactions within our GEN-NE segment. Please see Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions—Sithe Assets Contribution for further discussion.

On March 30, 2007, we made a one time dividend payment of $50 million to Dynegy.

Note 9—Commitments and Contingencies

Set forth below is a summary of certain ongoing legal proceedings. In accordance with SFAS No. 5, “Accounting for Contingencies”, we record reserves for contingencies when information available indicates that a loss is probable and the amount of the loss is reasonably estimable. In addition, we disclose matters for which management believes a material loss is at least reasonably possible. In all instances, management has assessed the matters below based on current information and made a judgment concerning their potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success. Management’s judgment may prove materially inaccurate and such judgment is made subject to the known uncertainty of litigation.

In addition to the matters discussed below, we are party to numerous legal proceedings arising in the ordinary course of business or related to discontinued business operations. In management’s opinion, the disposition of these matters will not materially adversely affect our financial condition, results of operations or cash flows.

Gas Index Pricing Litigation. We and/or Dynegy and our former joint venture affiliate West Coast Power are named defendants in numerous lawsuits in state and federal court claiming damages resulting from alleged price

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

manipulation and false reporting of natural gas prices. The cases are pending in California, Nevada, Alabama, Wisconsin and Missouri. In each of these suits, the plaintiffs allege that we and/or Dynegy and other energy companies engaged in an illegal scheme to inflate natural gas prices by providing false information to natural gas index publications. All of the complaints rely heavily on prior FERC and CFTC investigations into and reports concerning index-reporting manipulation in the energy industry. Except as specifically mentioned below, the cases are actively engaged in discovery.

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

Pursuant to various motions, the cases pending in California state court have been coordinated before a single judge in San Diego (“Coordinated Gas Index Cases”). In August 2006, we entered into an agreement to settle the class action claims in the Coordinated Gas Index Cases for $30 million. The settlement does not include similar claims filed by individual plaintiffs in the Coordinated Gas Index Cases, which we continue to defend vigorously. In December 2006, the court granted final approval of the settlement and dismissed the class action claims. Also in August 2006, we entered into an agreement to settle the class action claims by California natural gas re-sellers and co-generators (to the extent they purchased natural gas to generate electricity for re-sale) pending in Nevada federal court for $2.4 million. The court granted preliminary approval of this settlement in May 2007. Both settlements are without admission of wrongdoing, and Dynegy and West Coast Power continue to deny class plaintiffs’ allegations.

We are analyzing the remaining natural gas index cases and are vigorously defending against them. We cannot predict with certainty whether we will incur any liability in connection with these lawsuits. However, given the nature of the claims, an adverse result in any of these proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.

California Market Litigation. We and/or Dynegy and various other power generators and marketers were defendants in numerous lawsuits alleging rate and market manipulation in California’s wholesale electricity market during the California energy crisis several years ago. The complaints generally alleged unfair, unlawful and deceptive trade practices in violation of the California Unfair Business Practices Act and sought injunctive relief, restitution and unspecified actual and treble damages. All of these cases have been dismissed on grounds of federal preemption except for one remaining action that is pending in federal court.

We believe that we have meritorious defenses to the remaining federal court claims and are vigorously defending against them. We cannot predict with certainty whether we will incur any liability in connection with the remaining lawsuit. Given the nature of the claims, however, an adverse result in the pending action could have a material adverse effect on our financial condition, results of operations and cash flows.

Illinois Auction Complaints. On March 15, 2007, as amended on March 16, the Attorney General of the State of Illinois (the “IAG”) filed a complaint at the Federal Energy Regulatory Commission (“FERC”) against 16 electricity suppliers engaged in wholesale power sales, challenging the results of the Illinois reverse power procurement auction conducted in September 2006. The complaint alleges that the prices charged under supply contracts resulting from the auction process are not just and reasonable. The complaint also requests that FERC investigate purported price manipulation by the wholesale suppliers in the auction process. The complaint names DPM among the respondents. The public version of the complaint served upon DPM is heavily redacted resulting in substantial uncertainty regarding the specific allegations against DPM and the specific relief sought by the IAG against DPM. The ICC has intervened in the proceeding before FERC and has stated in its pleading that it has not found any evidence of collusive behavior or other anticompetitive actions by bidders in the Illinois Auction.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Shortly after the IAG’s filing at FERC, two civil class action complaints against 21 wholesale electricity suppliers and utilities, including DPM, were filed in Illinois state court. The complaints largely mirror the IAG’s filing and seek unspecified actual and punitive damages. In late April 2007, the defendants filed notices of removal to federal court in both cases. We believe that plaintiffs’ claims in these matters are without merit and intend to defend against them vigorously.

We believe that the claims of the IAG and the civil plaintiffs are without merit and we intend to defend against them vigorously. However, given the gravity of their claims, an adverse ruling in some or all of these proceedings could have a material adverse effect on our financial condition, results of operations and cash flows.

Danskammer State Pollutant Discharge Elimination System Permit. In January 2005, the New York State Department of Environmental Conservation (“NYSDEC”) issued a Draft SPDES Permit renewal for the Danskammer plant, and an adjudicatory hearing was scheduled for the fall of 2005. Three environmental groups sought to impose a permit requirement that the Danskammer plant install a closed cycle cooling system in order to reduce the volume of water withdrawn from the Hudson River, thus reducing aquatic organism mortality. The petitioners claim that only a closed cycle cooling system meets the Clean Water Act’s requirement that the cooling water intake structures reflect best technology available (“BTA”) for minimizing adverse environmental impacts.

A formal evidentiary hearing was held in November and December 2005. The Deputy Commissioner’s decision directing that the NYSDEC staff issue the revised Draft SPDES Permit was issued in May 2006. In June 2006, the NYSDEC issued the revised SPDES Permit with conditions generally favorable to us. While the revised SPDES Permit does not require installation of a closed cycle cooling system, it does require aquatic organism mortality reductions resulting from NYSDEC’s determination of BTA requirements under its regulations. In July 2006, two of the petitioners filed suit in the Supreme Court of the State of New York seeking to vacate the Deputy Commissioner’s decision and the revised Danskammer SPDES Permit. On March 26, 2007, the Court transferred the lawsuit to the Third Department Appellate Division. The case will now proceed as a normal appeal from a final agency decision and the decision will be based on whether there is substantial evidence in the record to support the agency decision. We believe that the decision of the Deputy Commissioner is well reasoned and will be affirmed. However, in the event the decision is not affirmed and we ultimately are required to install a closed cycle cooling system, this could have a material adverse effect on our financial condition, results of operations and cash flows.

Roseton State Pollutant Discharge Elimination System Permit. In April 2005, the NYSDEC issued to DNE a draft SPDES Permit renewal (the “Draft SPDES Permit”) for the Roseton plant. The Draft SPDES Permit requires the facility to actively manage its water intake to substantially reduce mortality of aquatic organisms.

In July 2005, a public hearing was held to receive comments on the Draft SPDES Permit. Three environmental organizations filed petitions for party status in the permit renewal proceeding. The petitioners are seeking to impose a permit requirement that the Roseton plant install a closed cycle cooling system in order to reduce the volume of water withdrawn from the Hudson River, thus reducing aquatic organism mortality. The petitioners claim that only a closed cycle cooling system meets the Clean Water Act’s requirement that the cooling water intake structures reflect the BTA for minimizing adverse environmental impacts. In September 2006, the administrative law judge issued a ruling admitting the petitioners to full party status and setting forth the issues to be adjudicated in the permit renewal hearing. Various holdings in the ruling have been appealed to the Commissioner of NYSDEC by DNE, NYSDEC staff, and the petitioners. We expect that the adjudicatory hearing on the Draft SPDES Permit will occur in 2007. We believe that the petitioners’ claims are without merit, and we plan to oppose those claims vigorously. Given the high cost of installing a closed cycle cooling system, an adverse result in this proceeding could have a material adverse effect on our financial condition, results of operations and cash flows.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

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

WCP Indemnities. In connection with the sale of our 50% interest in West Coast Power to NRG on March 31, 2006, we, NRG and NRG West Coast Power LLC entered into an agreement to allocate responsibility for managing certain litigation and provide for certain indemnities with respect to such litigation. Subject to conditions and limitations specified in that agreement, the parties agreed that we would manage the Gas Index Pricing Litigation described above for which NRG could suffer a loss subsequent to the closing and that we would indemnify NRG for all costs or losses resulting from such litigation, as well as from other proceedings based on similar acts or omissions which formed the basis of such litigation. Further, the parties agreed that we would manage the California Market Litigation described above for which NRG could suffer a loss subsequent to the closing, and that we and NRG would each be responsible for 50% of any costs or losses resulting from that power litigation, as well as from other proceedings based on similar acts or omissions which formed the basis of such litigation. The agreement also provides that NRG will manage other active litigation and indemnify us for any resulting losses, subject to certain conditions. Maximum recourse under these matters is not limited by the agreement or by the passage of time with the exception of the California Department of Water Resources matter in which NRG has a specified indemnity obligation. The damages claimed by the various plaintiffs in these matters are unspecified as of March 31, 2007.

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

Northern Natural and Other Indemnities. During 2003, as part of our sale of Northern Natural, the Rough and Hornsea natural gas storage facilities and certain natural gas liquids assets, we provided indemnities to third parties regarding environmental, tax, employee and other representations. Maximum recourse under these indemnities is limited to $209 million, $857 million and $28 million for the Northern Natural, Rough and Hornsea natural gas storage facilities and natural gas liquids assets, respectively. We also entered into similar indemnifications regarding environmental, tax, employee and other representations when completing other asset sales such as, but not limited to, Hackberry LNG Project, SouthStar Energy Services, various Canadian assets,

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Michigan Power, Oyster Creek, Hartwell, Commonwealth, Sherman, and Indian Basin. We have recorded reserves for existing environmental, tax and employee liabilities and have incurred no other expense relating to these indemnities.

Through one of our subsidiaries, we hold a 50% ownership interest in Black Mountain (Nevada Cogeneration) (“Black Mountain”), in which our partner is a Chevron subsidiary. Black Mountain owns the Black Mountain power generation facility and has a power purchase agreement with a third party that extends through April 2023. In connection with the power purchase agreement, pursuant to which Black Mountain receives payments which decrease in amount over time, we agreed to guarantee 50% of certain payments that may be due to the power purchaser under a mechanism designed to protect it from early termination of the agreement. At March 31, 2007, if an event of default due to early termination had occurred under the terms of the mortgage on the facility entered into in connection with the power purchase agreement, we could have been required to pay the power purchaser approximately $61 million under the guarantee. While there is a question of interpretation regarding the existence of an obligation to make payments calculated under this mechanism upon the scheduled termination of the agreement, management does not expect that any such payments would be required.

Note 10—Regulatory Issues

We are subject to regulation by various federal, state and local agencies, including extensive rules and regulations governing transportation, transmission and sale of energy commodities as well as the discharge of materials into the environment or otherwise relating to environmental protection. Compliance with these regulations requires general and administrative, capital and operating expenditures including those related to monitoring, pollution control equipment, emission fees and permitting at various operating facilities and remediation obligations. The matters discussed below are material developments since the filing of our Form 10-K. Please see Note 16—Regulatory Issues beginning on page F-39 of our Form 10-K for further discussion.

Illinois Resource Procurement Auction. In January 2006, the ICC approved a reverse power procurement auction as the process by which utilities will procure power beginning in 2007. The auction occurred in September 2006, and we subsequently entered into two supplier forward contracts with subsidiaries of Ameren Corporation to provide capacity, energy and related services. There continue to be challenges to the auction process, including an action filed by the IAG at FERC. The ICC has intervened in the proceeding before FERC and has stated in its pleading that it has not found any evidence of collusive behavior or other anticompetitive actions with bidders in the Illinois Auction.

Further, there is a possibility of political, legislative, judicial and/or regulatory actions over the next several months that could substantially alter the parties’ rights and obligations under or relating to the SFCs. Numerous parties have appealed various aspects of the ICC Orders approving the auctions to the state intermediate appellate courts. The appellate court cases have been consolidated and are in the briefing stage; we anticipate a ruling this year, with the possibility of further review by the Illinois Supreme Court. There is also the possibility that the Illinois General Assembly will consider legislation regarding retail rates and the use of an auction by electric utilities for procuring power and energy. Please see Note 9—Commitments and Contingencies—Illinois Auction Complaints for further discussion.

Separately, the ICC has opened a docket to consider changes to the auction and auction process prior to the next auction being held. We have intervened in that docket. Testimony has been filed and following briefing and other steps in the ICC process, we anticipate a final Order in later this year.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Note 11—Employee Compensation, Savings and Pension Plans

We have various defined benefit pension plans and post-retirement benefit plans in which our past and present employees participate, which are more fully described in Note 18—Employee Compensation, Savings and Pension Plans beginning on page F-45 of our Form 10-K.

Components of Net Periodic Benefit Cost. The components of net periodic benefit cost were:

	Pension Benefits		Other Benefits
	Quarter Ended March 31,
	2007	2006	2007	2006
	(in millions)
Service cost benefits earned during period	$2	$2	$1	$1
Interest cost on projected benefit obligation	3	2	1	1
Expected return on plan assets	(3)	(2)	—	—
Recognized net actuarial loss	1	1	—	—

Net periodic benefit cost	$3	$3	$2	$2
Additional cost due to curtailment	—	2	—	—

Total net periodic benefit cost	$3	$5	$2	$2

Exchange Transaction with Chairman and CEO. On March 17, 2006, Dynegy entered into an exchange transaction with its Chairman and CEO, who also serves as our CEO. Under the terms of the transaction, the purpose of which was to address uncertainties created by proposed regulations issued in late 2005 pursuant to Section 409A of the Internal Revenue Code (the “Code”), Dynegy cancelled all of the 2,378,605 stock options then held by its Chairman and CEO. As consideration for canceling these stock options, Dynegy granted its Chairman and CEO 967,707 stock options at an exercise price of $4.88, which equaled the closing price of our Class A common stock on the date of grant, and made a cash payment to him of approximately $6 million on January 15, 2007 based on the in-the-money value of the vested stock options that were cancelled.

Contributions. No contributions were made to our pension plans or to our postretirement benefits plans during the three months ended March 31, 2007. During the three months ended March 31, 2006, we made less than $1 million in contributions.

Note 12—Income Taxes

Effective Tax Rate. The income taxes included in continuing operations were as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions, except rates)
Income tax expense	$(8)	$(10)
Effective tax rate	33%	36%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income or loss, except for significant unusual or extraordinary transactions. Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs. For the three months ended March 31, 2007, our overall effective tax rate on continuing operations was different than the statutory rate of 35% due primarily to state income taxes and adjustments to our reserve for uncertain tax positions. For the three months ended March 31, 2006, our overall effective tax rate on continuing operations was different than the statutory rate of 35% due primarily to state income taxes.

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

We recorded a $13 million decrease to our accumulated deficit as of January 1, 2007 to reflect the cumulative effect of adopting FIN No. 48. Please see Note 1—Accounting Policies—Accounting Principles Adopted—FIN No. 48 for further discussion.

Note 13—Segment Information

We report the results of our power generation business as three separate geographical segments in our consolidated financial statements: (i) the Midwest segment (“GEN-MW”); (ii) the Northeast segment (“GEN-NE”); and (iii) the South segment (“GEN-SO”). We also continue to separately report the results of our CRM business because of the diversity of its operations. Results associated with our former NGL segment are included in discontinued operations in Other and Eliminations due to the sale of this business. Our consolidated financial results also reflects corporate-level expenses such as general and administrative interest.

Pursuant to EITF Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF Issue No. 02-3”), all gains and losses on third party energy trading contracts in the CRM segment, whether realized or unrealized, are presented net in the consolidated statements of operations. For the purpose of the segment data presented below, intersegment transactions between CRM and our other segments are presented net in CRM intersegment revenues but are presented gross in the intersegment revenues of our other segments, as the activities of our other segments are not subject to the net presentation requirements contained in EITF Issue No. 02-3. If transactions between CRM and our other segments result in a net intersegment purchase by CRM, the net intersegment purchases and sales are presented as negative revenues in CRM intersegment revenues. In addition, intersegment hedging activities are presented net pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Reportable segment information, including intercompany transactions accounted for at prevailing market rates, for the three months ended March 31, 2007and 2006 is presented below:

Segment Data for the Quarter Ended March 31, 2007

(in millions)

	Power Generation			CRM	Other and Eliminations	Total
	GEN-MW	GEN-NE	GEN-SO
Unaffiliated revenues:
Domestic	$272	$132	$68	$(32)	$—	$440
Other	—	—	—	—	—	—

	272	132	68	(32)	—	440
Affiliate revenues	—	—	—	43	—	43
Intersegment revenues	—	—	—	—	—	—

Total revenues	$272	$132	$68	$11	$—	$483

Depreciation and amortization	$(42)	$(3)	$(5)	$—	$(3)	$(53)

Operating income (loss)	$100	$29	$(5)	$(11)	$(40)	$73
Other items, net	—	—	—	—	10	10
Interest expense						(59)

Income from continuing operations before income taxes						24
Income tax expense						(8)

Income from continuing operations						16
Income from discontinued operations, net of taxes						—

Net income						$16

Identifiable assets:
Domestic	$4,577	$391	$598	$411	$1,054	$7,031
Other	—	—	—	75	—	75

Total	$4,577	$391	$598	$486	$1,054	$7,106

Capital expenditures	$(23)	$(2)	$(5)	$—	$(3)	$(33)

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Segment Data for the Quarter Ended March 31, 2006

(in millions)

	Power Generation			CRM	Other and Eliminations	Total
	GEN-MW	GEN-NE	GEN-SO
Unaffiliated revenues:
Domestic	$256	$82	$111	$26	$—	$475
Other	—	—	—	5	—	5

	256	82	111	31	—	480
Affiliate revenues	—	—	—	40	—	40
Intersegment revenues	—	(1)	—	1	—	—

Total revenues	$256	$81	$111	$72	$—	$520

Depreciation and amortization	$(40)	$(3)	$(5)	$—	$(8)	$(56)

Operating income (loss)	$98	$17	$(12)	$33	$(47)	$89
Earnings from unconsolidated investments	—	—	2	—	—	2
Other items, net	—	—	—	1	14	15
Interest expense						(78)

Income from continuing operations before income taxes						28
Income tax expense						(10)

Income from continuing operations						18
Income from discontinued operations, net of taxes						—

Net income						$18

Identifiable assets:
Domestic	$4,587	$411	$830	$728	$1,634	$8,190
Other	—	—	—	69	—	69

Total	$4,587	$411	$830	$797	$1,634	$8,259

Unconsolidated investments	$—	$—	$4	$—	$—	$4
Capital expenditures	$(11)	$(3)	$(3)	$—	$(1)	$(18)

DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the Interim Periods Ended March 31, 2007 and 2006

Note 14—Subsequent Events

On April 2, 2007, Dynegy completed the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger and the establishment of a development joint venture with LS Associates. In connection with the completion of the Merger Agreement, Dynegy contributed its interests in the entities that own 11 power generation facilities to us, and, as a result, the entities that own the 11 power generation facilities are now directly owned subsidiaries of ours. Please see Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions—LS Power Business Combination for further discussion.

Also in April 2007, Dynegy Illinois contributed to us all of its interests in the Sithe Assets. Please see Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions—Sithe Assets Contribution for further discussion.

Also, on April 2, 2007, we entered into the Fifth Amended and Restated Credit Facility. The Fifth Amended and Restated Credit Facility amended our former credit facility by increasing the amount of the existing $470 million Revolving Facility to $850 million, increasing the amount of the existing $200 million Term L/C Facility to $400 million and adding a $70 million senior secured Term Loan B. Please see Note 7—Debt—Fifth Amended and Restated Credit Facility for further discussion.

On May 10, 2007, we announced our intention to offer at least $1.1 billion aggregate principal amount of Senior Unsecured Notes in a private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. We intend to use the net proceeds of the offering to repay a portion of the approximate $1.8 billion of net debt (debt less restricted cash and investments) of the Contributed Entities.

Also on May 10, 2007, we announced our intention to increase the size of our $1.3 billion senior secured credit facility by up to an additional $650 million. We intend to use the increase in the credit facility capacity to replace the existing credit facility capacity of the Contributed Entities.

DYNEGY HOLDINGS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2007 and 2006

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

GENERAL

We are a holding company and conduct substantially all of our business operations through our subsidiaries. Our current business operations are focused primarily on the power generation sector of the energy industry. Our power generation fleet is diversified by dispatch type, fuel source and geographic location. We report the results of our power generation business as three separate segments in our consolidated financial statements: (i) the Midwest segment (“GEN-MW”); (ii) the Northeast segment (“GEN-NE”); and (iii) the South segment (“GEN-SO”). We also separately report the results of our CRM business, which primarily consists of our remaining power tolling arrangements (including the Sithe toll, which is a Dynegy intercompany (and our affiliate) agreement) as well as our physical gas supply contracts, gas transportation contracts and remaining gas, power and emission trading positions. Our consolidated financial results also reflect corporate-level expenses such as general and administrative, interest and depreciation and amortization. In connection with the Merger Agreement discussed in Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions, we will create a new operating segment, GEN-WE, comprised of our newly acquired portfolio of assets located in California and Arizona. In addition, effective April 2, 2007, in conjunction with the completion of the Merger Agreement, our existing GEN-SO segment was combined into the GEN-WE segment. Finally, as a result of Dynegy’s contribution of the Sithe Assets to us, as further described in Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions—Sithe Assets Contribution, our Sithe toll will now become an intercompany agreement in our GEN-NE segment.

Recent Developments

LS Power. On September 14, 2006, Dynegy entered into the Merger Agreement with the LS Contributing Entities, Merger Sub and Dynegy Illinois to, among other transactions, combine the LS Contributing Entities’ operating generation portfolio with our generation assets, acquire a 50 percent ownership interest in a development joint venture with LS Associates and merge Merger Sub with and into Dynegy Illinois pursuant to the Merger. On March 29, 2007, at a special meeting of the shareholders of Dynegy Illinois, the shareholders of Dynegy Illinois adopted the Merger Agreement and approved the Merger.

Pursuant to the transactions with the LS Contributing Entities contemplated by the Merger Agreement, which were completed on April 2, 2007, the LS Contributing Entities received 340 million shares of Dynegy Illinois’ Class B common stock (which are convertible, under the circumstances described in our amended and restated certificate of incorporation, into shares of our Class A common stock), $100 million in cash and a promissory note in the aggregate principal amount of $275 million (which was simultaneously issued and repaid in full without interest or prepayment penalty) in exchange for their contribution of their entire operating generation portfolio and the 50 percent interest in each of DLS Power Holdings and DLS Power Development (together comprising the development joint venture with LS Associates). Dynegy also, via its indirect wholly owned subsidiary Griffith Holdings, LLC, simultaneously issued to the LS Contributing Entities, and repaid in full without interest or prepayment penalty and cancelled, an additional $70 million of project-related debt (the “Griffith Debt”) in connection with the completion of the Merger Agreement transactions. Dynegy Illinois also assumed approximately $1.8 billion in net debt (debt less restricted cash and investments) from the LS Contributing Entities, and utilized $100 million of cash on hand and borrowings by us (and subsequent permitted distributions to Dynegy) of (i) an aggregate $275 million under the Revolving Facility and (ii) an aggregate $70 million under the new Term Loan B in connection with the completion of the Merger Agreement.

Pursuant to the Merger, which was also completed on April 2, 2007, Merger Sub, Dynegy’s then-wholly owned subsidiary, merged with and into Dynegy Illinois. As a result of the Merger, Dynegy Illinois became Dynegy’s wholly owned subsidiary, the then-shareholders of Dynegy Illinois became Dynegy’s stockholders and each Dynegy Illinois shareholder, including Chevron U.S.A. Inc. (Dynegy Illinois’ then-largest shareholder) (“Chevron”), received one share of Dynegy’s Class A common stock for each share of Class A common stock or Class B common stock of Dynegy Illinois held by it.

As part of the transactions contemplated by the Merger Agreement, LS Associates transferred its interests in certain power generation development projects to DLS Power Holdings, and contributed 50% of the membership interests in DLS Power Holdings to Dynegy. In addition, immediately after the completion of the Merger, LS Associates and Dynegy each contributed $5 million to DLS Power Holdings as their initial capital contributions, and also contributed their respective interests in certain additional power generation development projects to DLS Power Holdings. LS Associates and Dynegy each now own 50% of the membership interests in DLS Power Development.

In connection with the completion of the Merger and the other transactions contemplated by the Merger Agreement, Dynegy’s name was changed from Dynegy Acquisition, Inc. to Dynegy Inc.

Contribution of the Contributed Entities. In connection with the completion of the Merger Agreement, Dynegy contributed to Dynegy Illinois its interest in the Contributed Entities. Following such contribution, Dynegy Illinois contributed to us its interest in the Contributed Entities and, as a result, the Contributed Entities are now directly owned subsidiaries of ours. Please see Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions—LS Assets Contributions for further discussion.

Contribution of Sithe Assets. Also in April 2007, Dynegy Illinois contributed to us all of its interest in New York Holdings together with its indirect interest in the subsidiaries of New York Holdings. New York Holdings, together with its wholly owned subsidiaries, owns various assets in the Northeast, which we commonly refer to as the “Sithe Assets”. The Sithe Assets primarily consist of the Independence generation facility, a 1,064 MW facility located in Scriba, New York, which Dynegy Illinois acquired in January 2005. As a result of the contribution, our Sithe toll will now become an intercompany agreement in our GEN-NE segment. Please see Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions—Sithe Assets Contribution for further discussion.

Fifth Amended and Restated Credit Facility. On April 2, 2007, we entered into the Fifth Amended and Restated Credit Facility which amends our former credit facility (the Fourth Amended and Restated Credit Facility, which was last amended on July 11, 2006) by increasing the amount of the existing $470 million revolving credit facility (the “Revolving Facility”) to $850 million, increasing the amount of the existing $200 million term letter of credit facility (the “Term L/C Facility”) to $400 million and adding a $70 million senior secured term loan facility (“Term Loan B”). Please see Note 7—Debt—Fifth Amended and Restated Credit Facility for further discussion.

Calcasieu Sale. On January 31, 2007, we entered into an agreement to sell our interest in the Calcasieu power generation facility to Entergy for approximately $57 million, subject to regulatory approval. The transaction is expected to close in early 2008. Please read Note 3—Discontinued Operations—Calcasieu for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Overview

In this section, we describe our liquidity and capital requirements and our internal and external liquidity and capital resources. Our liquidity and capital requirements are primarily a function of our debt maturities and debt service requirements, collateral requirements, contractual obligations, capital expenditures, regulatory and legal settlements and working capital needs. Examples of working capital needs include prepayments or cash collateral associated with purchases of commodities, particularly natural gas and coal, facility maintenance costs (including required environmental expenditures) and other costs such as payroll. Our liquidity and capital resources are primarily derived from cash flows from operations, cash on hand, borrowings under our financing agreements, asset sale proceeds and proceeds from capital market transactions to the extent we engage in these activities. Additionally, from time to time, we may borrow money from our parent.

Debt Obligations

On April 2, 2007, in connection with the completion of the transactions contemplated by the Merger Agreement, an aggregate $275 million under the Revolving Facility, an aggregate $400 million under the Term L/C Facility (with the proceeds placed in a collateral account to support the issuance of letters of credit), and an aggregate $70 million under Term Loan B (representing all available borrowings under Term Loan B) were drawn. Please read Note 6—Debt—Fifth Amended and Restated Credit Facility for further discussion. We assumed approximately $1.8 billion of net debt on April 2, 2007 upon completion of the Merger Agreement. In addition, we assumed $409 million principal amount of the 9.0% Senior Notes due 2013 and $20 million principal amount of the 8.5% Senior Notes due 2007 upon the contribution of the Sithe Assets to us by Dynegy. Please see Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions for further discussion.

Collateral Postings

We continue to use a significant portion of our capital resources, in the form of cash and letters of credit, to satisfy counterparty collateral demands. These counterparty collateral demands reflect our non-investment grade credit ratings and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors. The following table summarizes our consolidated collateral postings to third parties by segment at May 3, 2007, March 31, 2007 and December 31, 2006:

	May 3, 2007	March 31, 2007	December 31, 2006
	(in millions)
By Segment:
Generation	$1,012	$152	$127
Customer risk management business	32	51	60
Other	8	8	8

Total	$1,052	$211	$195

By Type:
Cash (1)	$54	$41	$38
Letters of Credit	998	170	157

Total	$1,052	$211	$195

(1)	Cash collateral consists of either cash deposits to cover physical deliveries or liabilities on mark-to-market positions or prepayments for commodities or services that are in advance of normal payment terms.

The increase in collateral postings from December 31, 2006 to March 31, 2007 is primarily due to increased pricing and additional positions partially offset by collateral returns. The significant increase in collateral postings from March 31, 2007 to May 3, 2007 is primarily due to Dynegy’s contribution to us of the entities acquired pursuant to the Merger Agreement and incorporation of the letters of credit posted for the collateral requirements of the assets and associated hedges acquired from the LS Contributing Entities.

Going forward, we expect counterparties’ collateral demands to continue to reflect changes in commodity prices, including seasonal changes in weather-related demand, as well as their views of our creditworthiness. Considering our credit ratings, current commodity price estimates, specifically as prices relate to fuel purchases and power hedging activities, and the recently completed Merger Agreement, we estimate that collateral requirements will be approximately $1.0 billion at year-end 2007. We believe that we have sufficient capital resources to satisfy counterparties’ collateral demands, including those for which no collateral is currently posted, for the foreseeable future.

Tax Attributes

For accounting purposes, at January 1, 2007, Dynegy’s NOL deferred tax asset attributable to its previously incurred federal NOL carry-forwards was valued at approximately $695 million. These NOL carry-forwards will begin to expire in the year 2022. As a result of the application of the provisions of Section 382 of the Code, if substantial changes in Dynegy’s ownership should occur there could be annual limitations on its ability to use the NOL carry-forwards to offset its future taxable income. The LS Power combination constituted a substantial change in ownership, although the transaction itself did not result in a limitation on the future use of the NOL carry-forwards.

The magnitude of any such limitation and its effect on us is difficult to assess and depends in part on the market value of Dynegy’s stock at the time of any such ownership change and then-prevailing interest rates. However, we do not expect that any ownership change during the next few months and the resulting annual limitation would have a material impact on our tax liability, due to the application of the built-in gain provisions of Section 382. The ultimate realization of Dynegy’s NOL carry-forwards will be affected, in part, by the tax law in effect at the time.

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

There have been no material changes to our contractual obligations and contingent financial commitments since December 31, 2006 through March 31, 2007.

On April 2, 2007, we assumed certain contractual obligations in conjunction with the completion of the Merger Agreement. Further, upon completion of the Merger Agreement, our obligations under our power tolling arrangement related to the Kendall facility became intercompany obligations. Please see Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions—LS Assets Contribution for further discussion. In addition, we assumed certain contractual obligations in conjunction with the completion of the contribution of the Sithe Assets by Dynegy. Please see Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions—Sithe Assets Contribution for further discussion.

Internal Liquidity Sources

Our primary internal liquidity sources are cash flows from operations, cash on hand and available capacity under our Fifth Amended and Restated Credit Facility, which is scheduled to mature in April 2012. Additionally, from time to time, we may borrow money from our parent.

Current Liquidity. The following table summarizes our consolidated revolver capacity and liquidity position at May 3, 2007, March 31, 2007 and December 31, 2006:

	May 3, 2007 (1)		March 31, 2007		December 31, 2006
	(in millions)
Total revolver capacity	$950		$470		$470
Borrowings against revolver capacity	(275)		—		—
Total additional letter of credit capacity	1,125		194		194
Outstanding letters of credit under revolving credit facility	(998)		(170)		(157)

Unused credit facility capacity	802		494		507
Cash	241	(2) (3)	147	(2)	207	(2)

Total available liquidity	$1,043		$641		$714

(1)	In April 2007, we amended and restated the credit facility. Please see Note 7—Debt—Fifth Amended and Restated Credit Facility for further discussion. In April 2007, we completed the Merger Agreement and acquired revolver capacity of $201 million and additional letter of credit capacity of $651 million.
(2)	The May 3, 2007, March 31, 2007 and December 31, 2006 amounts include approximately $41 million, $40 million and $46 million, respectively, of cash that remains in Europe and $11 million, $10 million and $10 million, respectively, of cash that remains in Canada.
(3)	The increase in cash balance since March 31, 2007 was primarily due to the addition of cash held by the entities contributed to us in April 2007. Please read Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions for further discussion.

Cash Flows from Operations. We had operating cash inflows of $51 million for the three months ended March 31, 2007. This consisted of $127 million in operating cash flows from our power generation business, offset by $9 million of cash outflows relating to our customer risk management business and $67 million of cash outflows relating to corporate-level expenses. Please read “—Results of Operations—Operating Income (Loss)” and “—Cash Flow Disclosures” for further discussion of factors impacting our operating cash flows for the periods presented.

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

Cash on Hand. At May 3, 2007 and March 31, 2007, we had cash on hand of $241 million and $147 million, respectively, as compared to $207 million at the end of 2006. The decrease in cash from December 31, 2006 to March 31, 2007 was primarily the result of a $50 million dividend to our parent. The increase in cash balance on May 3, 2007 from March 31, 2007 was primarily due to cash held by the entities contributed to us in April 2007. Please read Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions for further discussion.

Revolver Capacity. On April 2, 2007, we entered into the Fifth Amended and Restated Credit Facility which replaced our former Fourth Amended and Restated Credit Facility. Please read Note 12—Debt beginning on page F-27 of our Form 10-K for further discussion of our former Fourth Amended and Restated Credit Facility. This Fifth Amended and Restated Credit Facility is our primary credit facility. Please read Note 6—Debt—Fifth Amended and Restated Credit Facility for further discussion.

External Liquidity Sources

Our primary external liquidity sources are proceeds from asset sales and other types of capital-raising transactions, including potential debt and equity issuances.

Asset Sale Proceeds. On January 31, 2007, we entered into an agreement to sell our interest in the Calcasieu power generation facility to Entergy for approximately $57 million, subject to regulatory approval. The transaction is expected to close in early 2008. Please read Note 3—Discontinued Operations—Calcasieu for further discussion.

Consistent with industry practice, we regularly evaluate our generation fleet based primarily on geographic location, fuel supply, market structure and market recovery expectations, and consider divestitures of non-core generation assets where the balance of these factors suggests that such assets’ earnings potential is limited or that the value that can be captured through a divestiture outweighs the benefits of continuing to own and operate such assets. In connection with this review, we are considering options to potentially sell our 614 MW Cogen Lyondell generation facility, our 576 MW Bluegrass generation facility and our 539 MW Heard County generation facility. Although no sale of one or all of these facilities can be guaranteed, market interest in assets of this type has been significant. Moreover, dispositions of one or more other generation facilities could occur in 2007 or beyond. Were any such sale or disposition to be consummated, the disposition could result in accounting charges related to the affected asset(s), and our earnings and cash flows could be affected in 2007 and beyond.

Capital-Raising Transactions. As part of Dynegy’s ongoing efforts to maintain a capital structure that is closely aligned with the cash-generating potential of the consolidated enterprise’s asset-based business, which is subject to cyclical changes in commodity prices, Dynegy will continuously explore additional sources of external liquidity both in the near- and long-term. The timing of any transaction may be impacted by events, such as strategic growth opportunities, legal judgments or regulatory requirements, which could require it to pursue additional capital in the near-term. In particular, in connection with the recently completed acquisition of the LS Contributing Entities, we are evaluating various opportunities to streamline the combined company’s capital structure.

These transactions may include capital markets transactions. The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, Dynegy’s non-investment grade credit ratings, significant debt maturities, long-term business prospects and other factors beyond our control. Any issuance of equity by Dynegy likely would have other effects as well, including shareholder dilution. Dynegy’s ability to issue equity securities is limited by restrictions contained in certain registration rights agreements. Further, our and/or Dynegy’s ability to issue debt securities is limited by our financing agreements, including our Fifth Amended and Restated Credit Facility. Please read Note 7—Debt for further discussion.

In addition, Dynegy continually reviews opportunities to grow the company and to participate in what it believes will be continuing consolidation of the power generation industry. No definitive transaction has been agreed to and none can be guaranteed to occur; however, Dynegy has successfully executed on similar opportunities in the past and could do so again in the future. Depending on the terms and structure of any such transaction, we and/or Dynegy could issue significant debt and/or equity securities for capital raising purposes. We and/or Dynegy also could be required to assume substantial debt securities and the underlying payment obligations.

Please read “Uncertainty of Forward-Looking Statements and Information” for additional factors that could impact our future operating results and financial condition.

RESULTS OF OPERATIONS

Overview. In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the three-month periods ended March 31, 2007 and 2006. At the end of this section, we have included our 2007 outlook for each segment.

We report the results of our power generation business as three separate segments in our unaudited condensed consolidated financial statements: (i) the Midwest segment (“GEN-MW”); (ii) the Northeast segment (“GEN-NE”); and (iii) the South segment (“GEN-SO”). We also separately report results of our CRM business, which primarily consists of our remaining power tolling arrangement as well as the physical gas supply contracts, gas transportation contracts and gas, power and emission trading positions that remain from the third-party trading business that was substantially exited in 2002. Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as general and administrative, interest and depreciation and amortization.

Summary Financial Information. The following tables provide summary financial data regarding our consolidated and segmented results of operations for the three-month periods ended March 31, 2007 and 2006, respectively:

Quarter Ended March 31, 2007

	Power Generation			CRM	Other and Eliminations	Total
	GEN-MW	GEN - NE	GEN-SO
	(in millions)
Revenues	$272	$132	$68	$11	$—	$483
Cost of sales, exclusive of depreciation and amortization expense shown separately below	(130)	(100)	(68)	(22)	(1)	(321)
Depreciation and amortization expense	(42)	(3)	(5)	—	(3)	(53)
General and administrative expense	—	—	—	—	(36)	(36)

Operating income (loss)	100	29	(5)	(11)	(40)	73
Other items, net	—	—	—	—	10	10
Interest expense						(59)

Income from continuing operations before income taxes						24
Income tax expense						(8)

Income from continuing operations						16
Income from discontinued operations, net of taxes						—

Net income						$16

Quarter Ended March 31, 2006

	Power Generation			CRM	Other and Eliminations	Total
	GEN-MW	GEN - NE	GEN-SO
	(in millions)
Revenues	$256	$81	$111	$72	$—	$520
Cost of sales, exclusive of depreciation and amortization expense shown separately below	(118)	(61)	(118)	(24)	(1)	(322)
Depreciation and amortization expense	(40)	(3)	(5)	—	(8)	(56)
Impairment and other charges	—	—	—	—	(2)	(2)
General and administrative expense	—	—	—	(15)	(36)	(51)

Operating income (loss)	98	17	(12)	33	(47)	89
Earnings from unconsolidated investments	—	—	2	—	—	2
Other items, net	—	—	—	1	14	15
Interest expense						(78)

Income from continuing operations before income taxes						28
Income tax expense						(10)

Income from continuing operations						18
Income from discontinued operations, net of taxes						—

Net income						$18

The following table provides summary segmented operating statistics for the three months ended March 31, 2007 and 2006, respectively:

	Quarter Ended March 31,
	2007	2006
GEN-MW
Million Megawatt Hours Generated (1)	5.7	5.4
Average On-Peak Market Power Prices ($/MWh):
Cinergy (Cin Hub)	$56	$49
Commonwealth Edison (NI Hub)	$54	$50

GEN-NE
Million Megawatt Hours Generated	1.4	0.7
Average On-Peak Market Power Prices ($/MWh):
New York— Zone G	$85	$76

GEN-SO
Million Megawatt Hours Generated (1)	0.8	1.1
Average On-Peak Market Power Prices ($/MWh):
Southern	$54	$55
ERCOT	$57	$56
Average natural gas price—Henry Hub ($/MMBtu) (2)	$7.16	$7.75

(1)	Includes our ownership percentage in the MWh generated by our GEN-SO investment in Black Mountain for the three months ended March 31, 2007 and includes the MWh generated by our GEN-SO investments in West Coast Power and Black Mountain and our GEN-MW investment in Rocky Road for the three months ended March 31, 2006.
(2)	Calculated as the average of the daily gas prices for the period.

The following table summarizes significant items on a pre-tax basis, affecting net loss for the period presented.

	Quarter Ended March 31, 2006
	Power Generation			CRM	Other & Eliminations	Total
	GEN-MW	GEN-NE	GEN-SO
	(in millions)
Legal and settlement charges	$—	$—	$—	$(15)	$—	$(15)

Total	$—	$—	$—	$(15)	$—	$(15)

No such items occurred during the quarter ended March 31, 2007.

Operating Income

Operating income was $73 million for the three months ended March 31, 2007, compared to $89 million for the three months ended March 31, 2006.

Power Generation—Midwest Segment. Operating income for GEN-MW was $100 million for the three months ended March 31, 2007, compared to $98 million for the three months ended March 31, 2006.

Results for the three months ended March 31, 2007 improved by $23 million as a result of higher volumes, increased market prices, and improved pricing as a result of the Illinois reverse power procurement auction compared with the three months ended March 31, 2006. However, this improvement was largely offset by $14 million additional net mark-to market losses, a $5 million increase in operating expense, and $2 million of additional depreciation expense.

Generated volumes increased by 6%, up from 5.4 million MWh for the first quarter 2006 to 5.7 million MWh for the same period in 2007. Average actual on-peak prices in the NI Hub/ComEd pricing region increased from $50 per MWh in first quarter 2006 to $54 per MWh for the first quarter 2007.

Beginning January 1, 2007, we began operating under two new energy product supply agreements with subsidiaries of Ameren Corporation through our participation in the Illinois reverse power procurement auction in 2006. Under these new agreements, we provide up to 1,400 MWh around the clock for prices of approximately $65 per MWh.

GEN-MW’s results for the first three months of 2007 include mark-to-market losses of $11 million related to forward sales, compared to $3 million of mark-to-market gains for the first three months of 2006. At March 31, 2007, market prices have risen from our original strike prices. Included in the mark-to-market losses of $11 million is a $3 million charge related to hedge ineffectiveness, as price movements at our facilities’ delivery points were not sufficiently correlated with price movements at the Cinergy hub.

Operating expense increased $5 million for the three months ended March 31, 2007 compared with the same period 2006, largely as a result of the timing of maintenance projects and our 2006 acquisition of NRG’s 50% ownership interest in Rocky Road Power LLC.

Depreciation expense increased from $40 million in 2006 to $42 million in 2007 as a result of capital projects placed into service in 2006. This was primarily due to major maintenance projects completed at our Baldwin and Havana facilities in 2006.

Power Generation—Northeast Segment. Operating income for GEN-NE increased significantly to $29 million for the three months ended March 31, 2007, compared to $17 million for the three months ended March 31, 2006.

Results for our Roseton and Danskammer facilities increased by $13 million to $32 million for the first quarter 2007 compared with $19 million for the first quarter 2006, or 68% period over period, as a result of higher generation volumes due to colder weather, higher on-peak power prices and lower average fuel costs. Generated volumes increased approximately 97% to 1.4 million MWh for the first quarter 2007 compared to the 0.7 million MWh for the first quarter 2006. Average on-peak prices for Zone G, the market served by these two facilities, increased 12% from $76 per MWh in 2006 to $85 per MWh in 2007. In the three months ended March 31, 2006, Roseton and Danskammer results were favorably impacted by $10 million by an opportunistic sale of emissions credits that were not required for near-term operations of our facilities. This sale was not repeated in the three months ended March 31, 2007 as the facilities experienced greater run-time.

A net mark-to-market loss of $2 million is included in the results discussed above, related to financial transactions not designated as cash flow hedges. First quarter 2006 results included no significant mark-to-market losses.

Depreciation expense for GEN-NE was $3 million for the three months ended March 31, 2007 and 2006.

Power Generation—South Segment. Operating loss for GEN-SO was $5 million for the three months ended March 31, 2007, compared to a loss of $12 million for the three months ended March 31, 2006.

Results from our ERCOT facility increased by $9 million, from a loss of $10 million for the three months ended March 31, 2006 to a loss of $1 million for the three months ended March 31, 2007. Results for the three-month period ended March 31, 2006 were significantly negatively impacted by higher natural gas prices on an electricity and steam contract at our CoGen Lyondell cogeneration facility. We entered into a new 15-year agreement with our customer, Lyondell, effective January 1, 2007. This new contract provides full cost recovery and a market-based margin. Additionally, on peak power prices increased from $56 in 2006 to $57 in 2007.

Our southeast peaker assets contributed $1 million to results for the three months ended March 31, 2006 and 2007. Southeast peaker results are primarily the result of capacity sales from our Heard County facility in 2007 and Rockingham and Heard County facilities in 2006.

Depreciation expense was $5 million for both the periods ended March 31, 2007 and 2006.

CRM. Operating loss for the CRM business was $11 million for the three months ended March 31, 2007, compared to operating income of $33 million for the three months ended March 31, 2006. CRM results for the three months ended March 31, 2007 were primarily related to the financial swap and tolling arrangements with Sithe Energies. Income for 2006 was driven primarily by mark-to-market gains on our legacy emissions positions and the financial swap and tolling arrangements with Sithe Energies, partially offset by a $15 million increase in legal reserves resulting from additional activities during the period that negatively affected management’s assessment of the probable and estimable losses associated with the applicable proceedings.

Other. Other operating loss was $40 million for the quarter ended March 31, 2007, compared to a loss of $47 million for the quarter ended March 31, 2006. The decreased operating loss is primarily the result of a decrease in depreciation expense for 2007. Results for both periods included general and administrative expense of $36 million.

Earnings from Unconsolidated Investments

For the three months ended March 31, 2007 and 2006, results of zero and $2 million primarily relate to the GEN-SO investment in Black Mountain.

Other Items, Net

Other items, net totaled $10 million of income for the three months ended March 31, 2007, compared to $15 million of income for the three months ended March 31, 2006. The decrease is primarily associated with lower interest income from lower cash balances in 2007.

Interest Expense

Interest expense totaled $59 million for the three months ended March 31, 2007, compared to $78 million for the three months ended March 31, 2006. The decrease is primarily attributable to lower principal amounts outstanding as a result of our 2006 liability management program.

Income Tax Expense

We reported an income tax expense from continuing operations of $8 million for the three months ended March 31, 2007, compared to an income tax expense from continuing operations of $10 million for the three months ended March 31, 2006. The 2007 effective tax rate was 33%, compared to 36% in 2006. Our overall effective tax rate on continuing operations was different than the statutory rate of 35% due primarily to state income taxes and adjustments to our reserve for uncertain tax positions in 2007 and due primarily to state income taxes in 2006.

Discontinued Operations

Income From Discontinued Operations Before Taxes. Discontinued operations include our Calcasieu generating facility in our GEN-SO segment, DMSLP in our former NGL segment and our U.K. CRM business in the CRM segment. During the three months ended March 31, 2007, we recorded no significant income from discontinued operations. During the three months ended March 31, 2006, pre-tax income from discontinued operations of $1 million (zero after-tax) included $1 million in pre-tax income attributable to NGL.

Income Tax Expense From Discontinued Operations. We recorded an income tax expense from discontinued operations of less than $1 million during the three months ended March 31, 2007, compared to an income tax expense from discontinued operations of $1 million during the three months ended March 31, 2006. These amounts reflect effective rates of zero and 100%, respectively. FIN No. 18, “Accounting for Income Taxes in Interim Periods an interpretation of APB Opinion No. 28” (“FIN No. 18”), prescribes a detailed methodology of allocating income taxes between continuing and discontinued operations. This methodology often results in an effective rate for discontinued operations significantly different from the statutory rate of 35%.

2007 Outlook

Dynegy’s recently completed combination with LS Power represents the transition from our previous era of self-restructuring to a period of expanded, more diverse operations that provides greater scale and scope in our key markets and stronger positioning for future growth opportunities. As a result of the combination, and Dynegy’s contribution to us of the Sithe Assets and the Contributed Entities, our generation portfolio is diversified by dispatch type, fuel source and geographic location. Our operating fleet consists of 29 owned or leased power generation facilities, with approximately 19,500 MW of generating capacity, operating in 13 states (excluding the 351 MW Calcasieu facility). We are considering the potential sale of three of these facilities: our 614 MW CoGen Lyondell generation facility, our 576 MW Bluegrass generation facility and our 539 MW Heard County generation facility.

The majority of our generating facilities are located in areas served by Independent System Operators (“ISOs”) including the Midwest Independent System Operator (“MISO”), PJM Interconnection Association (“PJM”), the California Independent System Operator (“CAISO”), the Energy Reliability Council of Texas (“ERCOT”), the New York Independent System Operator (“NYISO”) and the New England Independent System Operator (“ISO-NE”). Certain of our facilities are in areas which are not served by ISOs or regional transmission organizations (“RTOs”). These include our Arizona facilities which are in the Rocky Mountain/Desert Southwest region of the Western Electricity Coordinating Council (“WECC”), and our Calcasieu, Heard and Bluegrass facilities that are located in the Entergy, Southern and TVA sub regions, respectively, of the Southeastern Electric Reliability Council (“SERC”).

Including volumes committed under the contracts resulting from the Illinois resource procurement auction and power and steam delivery commitments from our Independence and ERCOT facilities, a substantial portion of the output from our fleet of power generation facilities is contracted for the balance of 2007, or will be subject to “reliability-must-run” (“RMR”) arrangements. The remaining output from our facilities is available for other forward sales opportunities to capture attractive market prices when they are available. To the extent that we choose not to enter into forward sales, the gross margin from our assets is a function of price movements in the coal, natural gas, fuel oil and power commodity markets.

Generally, we expect that our future financial results will continue to reflect sensitivity to fuel and emissions commodity prices, market structure and prices for electric energy, ancillary services and capacity, transportation and transmission logistics, weather conditions and in-market asset availability (“IMA”). Our commercial team actively manages commodity price risk associated with our unsold power production by entering into forward sales typically for terms of six to twelve months. To the extent we do not choose to forward sell energy from our generation fleet, changes in commodity prices will affect our earnings based on the direction and significance of the commodity price movement.

Our results will also continue to be impacted by environmental regulations and their impact on our financial condition and results of operations. In addition to RGGI, various state and federal programs have been initiated or are being discussed. It is difficult to predict with certainty the precise outcome of these various initiatives and discussions or the resulting impact on our results of operations and financial condition. If some or all of the initiatives are adopted and implemented, Dynegy and similarly situated power generators could incur additional costs to develop, construct and operate power generation facilities, with the magnitude of any such cost increases to be influenced by, among other things:

•	the structure and scope of final rules and regulations;

•	the ability to recover any associated increases in operating and/or capital costs;

•	the demonstration of carbon sequestration and capture technologies and any associated costs; and

•	the risk of litigation and related adversary proceedings, particularly with respect to development projects and associated permitting activities.

The following summarizes our outlook for our power generation business by reportable segment.

GEN- MW. We expect our results to continue to be impacted by power prices, fuel prices, fuel availability and unit availability.

In 2007, GEN-MW results will be affected by the delivery obligations resulting from our participation in the Illinois resource procurement auction. The power commodity price under the auction-related agreements is higher than existed under our previous contract. The price Dynegy will receive under the auction contract in 2007 is approximately $65/MWh. Under the auction contract, Dynegy assumes increased costs and penalty risks associated with managing delivered power volumes. The price received by Dynegy under the previous contract averaged approximately $42/MWh in 2006, and was a function of the amount of power called on by IP under the previous contract. We anticipate that the revenues generated by our Midwest facilities will continue to benefit in 2007 from the implementation of contracts resulting from the auction and the sale of additional volumes into the MISO wholesale markets at prevailing market prices.

Another factor impacting our results in the Midwest in 2007 will be the regulatory environment in Illinois. Within the Illinois political arena, there continue to be challenges to the auction process. There is a possibility of political, legislative, judicial and/or regulatory actions over the next several months that could alter the auction results substantially. Please read Note 10—Regulatory Issues—Illinois Resource Procurement Auction for further discussion.

In 2005, DMG entered into a comprehensive, Midwest system-wide settlement with the EPA and other parties, resolving the environmental litigation related to our Baldwin Energy Complex in Illinois. The settlement involves substantial emission reductions from our Illinois coal-fired power plants and the completion of several supplemental environmental projects in the Midwest. Through March 31, 2007, DMG had achieved all of the emission reductions scheduled to date and was developing plans to install additional emission control equipment to meet future, more stringent emission limits. DMG is in the process of constructing a mercury control project at the Vermilion Power Station that is scheduled for operation by June 30, 2007. Our estimated costs associated with the consent decree projects, which we expect to incur through 2012, are approximately $775 million. This reflects a $100 million increase over our previous estimate of $675 million largely driven by higher costs and increased quantities of materials.

Through 2010, 97% of our Midwest coal requirements are contracted. Additionally, 98% of our coal requirements for 2007 and 2008 are contracted at a fixed price. Our longer term results are sensitive to changes in coal prices to the extent that our current fixed price arrangements expire or are adjusted through contract re-openers or related provisions.

Our results will continue to be affected by IMA. We use IMA to monitor fleet performance over time. This measure quantifies the percentage of generation for each of our 14 major steam units that were available when market prices were favorable for participation. Through our focus on safe and efficient operations, we seek to maximize our IMA and, as a result, our revenue generating opportunities. The IMA for our coal-fired fleet for the three months ended March 31, 2007 was approximately 91%, compared to 86% for the comparable period of 2006. (In 2007, we modified the way we calculate IMA to better reflect the capabilities of the units due to seasonal variations. These changes had minimal effects on the year over year comparison in the first quarter, but could have more pronounced effects as the summer season approaches.) We attempt to schedule maintenance and repair work to minimize downtime during peak demand periods, but only to the extent doing so does not compromise a safe working environment for our employees and contractors.

In connection with the Merger discussed in Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions, we acquired assets in Illinois and Pennsylvania. These assets include the 1,200 MW Kendal natural gas-fired facility in Minooka, IL and the 580 MW Ontelaunee natural gas-fired facility in Ontelaunee Township, PA. With respect to the Kendall facility, 275 MW of the facility’s capacity is committed to a subsidiary of Constellation Energy (“Constellation”) under a power purchase agreement that extends through 2017. An additional 550 MW of capacity is committed under another agreement with Constellation, which extends through November 2008. These power purchase agreements provide us with predictable contracted revenues, and mitigate the effects of fluctuating market prices for electricity.

The Ontelaunee facility sells its energy, capacity and other ancillary services to wholesale electricity customers directly on the spot market. However, exposure to the market prices of energy has been hedged under a call-option agreement.

Our 576 MW Bluegrass generation facility is being considered for a potential sale. Please read “Asset Sale Proceeds” for further discussion.

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

Additionally, our results could be affected by potential changes in New York state environmental regulations, as well as our ability to obtain permits necessary for the operation of our facilities. Please see Note 9—Commitments and Contingencies—Danskammer State Pollutant Discharge Elimination System Permit and Note 9—Commitments and Contingencies—Roseton State Pollutant Discharge Elimination System Permit, respectively, for further discussion.

In connection with the Merger discussed in Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions, we acquired assets in Connecticut and Maine. These assets include the 527 MW Bridgeport natural gas-fired facility in Bridgeport, CT and the 540 MW Casco Bay natural gas-fired facility in Veazie, ME

The prior owners of the Bridgeport power plant initiated proceedings before the FERC to obtain an RMR agreement with ISO-NE, under which Bridgeport would receive cost-of-service rates from ISO-NE in exchange for selling all of its energy into ISO-NE. The proposed Bridgeport RMR agreement would be in effect commencing on June 1, 2005, and, unless earlier terminated, ending on the earlier of May 31, 2010, or the implementation of ISO-NE’s Forward Capacity Market. Bridgeport has been operating pursuant to the terms of the Bridgeport RMR agreement subject to the outcome of ongoing proceedings before the FERC to resolve the question of whether Bridgeport is eligible for an RMR agreement. We estimate the range of potential refund for the period from contract inception through March 2007 would be between approximately $10 million and $29 million, in the event Bridgeport fails to establish eligibility for an RMR.

Effective April 2, 2007, we issued termination notices to General Electric (“GE”) for LTSA contracts for the Casco Bay, Arlington Valley and Moss Landing facilities. The parties have been addressing issues relating to the termination of the LTSAs, and have entered into a Standstill and Tolling Agreement dated April 16, 2007 which tolls the effective date of the LTSA termination notices, and all related issues between the parties regarding the LTSAs. The parties are currently negotiating new arrangements during this standstill period, which would resolve all issues between the parties related to the LTSAs. If no new arrangements are agreed to, we will seek other parties to provide the services currently covered by the LTSAs and will actively address any other issues that arise in connection with the terminations.

GEN-SO. Our results at the CoGen Lyondell facility will be affected by our contract with Lyondell Chemical Company (“Lyondell”) which became effective on January 1, 2007. Under this contract, we sell up to approximately 80 MW of energy and 1.5 million pounds per hour of steam from our CoGen Lyondell cogeneration facility to Lyondell for an initial term from January 2007 through December 2021 and subsequent automatic rollover terms of two years each thereafter through December 2046.

Our peaking facilities in the South continue to contribute revenue from sales of capacity mainly to local load-serving entities or wholesale buyers. We currently have the majority of the portfolio capacity committed in the near-term, and a portion of our portfolio capacity committed on an annual basis through 2015.

Our 614 MW CoGen Lyondell and our 539 MW Heard County generation facilities are being considered for a potential sale. Please read “Asset Sale Proceeds” for further discussion.

In connection with the Merger discussed in Note 2—LS Power Business Combination and Dynegy Illinois Entity Contributions, we acquired a portfolio of assets in California and Arizona. These assets include six facilities located in California (Moss Landing, Morro Bay, South Bay and Oakland) and Arizona (Arlington Valley and Griffith), with a total capacity of 5,545 MW. Moss Landing, Morro Bay, Oakland and Griffith are subject to certain power purchase agreements under which the buyer pays the power generation facility a fixed monthly payment for the right to call energy, capacity and ancillary services from the power generation facility. The South Bay and Oakland facilities operate under RMR agreements with the CAISO.

Moss Landing, Arlington Valley and Griffith sell energy, capacity and/or other ancillary services to wholesale electricity customers directly in the spot market. Several financially-settled heat rate call-option agreements are in effect with respect to the energy generated at these facilities.

Subsequent to completion of the Merger, these assets will be included in our GEN-SO business segment, which we will rename as our power generation business – West segment, or GEN-WE.

Cash Flow Disclosures

The following table includes data from the operating section of our unaudited condensed consolidated statements of cash flows and include cash flows from our discontinued operations, which are disclosed on a net basis in discontinued operations, net of tax, in our unaudited condensed consolidated statements of operations:

	Quarters Ended March 31,
	2007	2006
	(in millions)
Operating cash flows from our generation business	$127	$193
Operating cash flows from our customer risk management business	(9)	(387)
Other operating cash flows	(67)	(147)

Net cash provided by (used in) operating activities	$51	$(341)

Operating Cash Flow. Our cash flow provided by operations totaled $51 million for the quarter ended March 31, 2007. During the quarter, our power generation business provided positive cash flow from operations of $127 million due to positive earnings for the period. Our customer risk management business used approximately $9 million in cash. Other and Eliminations includes a net use of approximately $67 million in cash primarily due to interest payments to service debt and general and administrative expenses.

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

Capital Expenditures and Investing Activities. Cash used in investing activities during the quarter ended March 31, 2007 totaled $61 million. Capital spending of $33 million was primarily comprised of $23 million, $2 million, and $5 million in the GEN-MW, GEN-NE, and GEN-SO segments, respectively. The capital spending for the GEN-MW and GEN-SO segments primarily related to maintenance and environmental capital projects. Capital spending in our GEN-NE segment primarily related to maintenance. The remainder of our first quarter capital spending related to corporate information technology projects.

Cash provided by investing activities during the quarter ended March 31, 2006 totaled $483 million. Capital spending of $18 million was primarily comprised of $11 million, $3 million, and $3 million in the GEN-MW, GEN-NE, and GEN-SO segments, respectively. The capital spending for the GEN-MW segment primarily related to maintenance capital projects, as well as $1 million in development capital associated with the completion of the Vermilion PRB conversion. Capital spending in our GEN-NE and GEN-SO segments primarily related to maintenance and environmental projects. The cost to acquire NRG’s 50% ownership interest in Rocky Road, net of cash proceeds, totaled $40 million. The decrease in restricted cash of $335 million related primarily to the return of our $335 million deposit associated with our former cash collateralized facility. Net cash proceeds from asset sales of $205 million was due to the sale of our 50% ownership interest in West Coast Power to NRG.

Financing Activities. Cash used in financing activities during the quarter ended March 31, 2007 totaled $50 million, primarily due to a dividend to Dynegy.

Cash used in financing activities during the quarter ended March 31, 2006 totaled $128 million, primarily due to a $120 million repayment of borrowings from Dynegy.

RISK-MANAGEMENT DISCLOSURES

The following table provides a reconciliation of the risk-management data on the unaudited condensed consolidated balance sheets:

As of and for the Quarter Ended March 31, 2007
(in millions)
Balance Sheet Risk-Management Accounts
Fair value of portfolio at January 1, 2007	$14
Risk-management losses recognized through the income statement in the period, net	(25)
Cash received related to risk-management contracts settled in the period, net	—
Changes in fair value as a result of a change in valuation technique (1)	—
Non-cash adjustments and other (2)	(91)

Fair value of portfolio at March 31, 2007	$(102)

(1)	Our modeling methodology has been consistently applied.
(2)	This amount consists of changes in value associated with cash flow hedges on forward power sales and fair value hedges on debt.

The net risk management liability of $102 million is the aggregate of the following line items on our condensed consolidated balance sheets: Current Assets—Assets from risk-management activities, Other Assets—Assets from risk-management activities, Current Liabilities—Liabilities from risk-management activities and Other Liabilities—Liabilities from risk-management activities.

Risk-Management Asset and Liability Disclosures. The following tables depict the mark-to-market value and cash flow components of our net risk-management assets and liabilities at March 31, 2007 and December 31, 2006. As opportunities arise to monetize positions that we believe will result in an economic benefit to us, we may receive or pay cash in periods other than those depicted below:

Mark-to-Market Value of Net Risk-Management Assets (1)

	Total	2007(2)	2008	2009	2010	2011	Thereafter
	(in millions)
March 31, 2007	$(81)	$(50)	$(21)	$(13)	$(6)	$(3)	$12
December 31, 2006	(83)	(58)	(10)	(10)	(6)	(4)	5

(Increase) decrease	$2	$8	$(11)	$(3)	$—	$1	$7

(1)	The table reflects the fair value of our risk-management asset position, which considers time value, credit, price and other reserves necessary to determine fair value. These amounts exclude the fair value associated with certain derivative instruments designated as hedges. The net risk-management liabilities at March 31, 2007 of $102 million on the unaudited condensed consolidated balance sheets include the $81 million herein as well as hedging instruments. Cash flows have been segregated between periods based on the delivery date required in the individual contracts.
(2)	Amounts represent April 1 to December 31, 2007 values in the March 31, 2007 row and January 1 to December 31, 2007 values in the December 31, 2006 row.

Cash Flow Components of Net Risk-Management Asset

	Three Months Ended March 31, 2007	Nine Months Ended December 31, 2007	Total 2007	2008	2009	2010	2011	Thereafter
	(in millions)
March 31, 2007 (1)	$23	$(50)	$(27)	$(22)	$(15)	$(7)	$(3)	17
December 31, 2006			(59)	(10)	(11)	(8)	(5)	7

(Increase) decrease			$32	$(12)	$(4)	$1	$2	10

(1)	The cash flow values for 2007 reflect realized cash flows for the three months ended March 31, 2007 and anticipated undiscounted cash inflows and outflows by contract based on the tenor of individual contract position for the remaining periods. These anticipated undiscounted cash flows have not been adjusted for counterparty credit or other reserves. These amounts exclude the cash flows associated with certain derivative instruments designated as hedges.

The following table provides an assessment of net contract values by year as of March 31, 2007, based on our valuation methodology.

Net Fair Value of Risk-Management Portfolio

	Total	2007	2008	2009	2010	2011	Thereafter
	(in millions)
Market Quotations (1)	$(79)	$(50)	$(21)	$(13)	$—	$1	$4
Prices Based on Models	(2)	—	—	—	(6)	(4)	8

Total	$(81)	$(50)	$(21)	$(13)	$(6)	$(3)	$12

(1)	Prices obtained from actively traded, liquid markets for commodities other than natural gas positions. All natural gas positions for all periods are contained in this line based on available market quotations.

Accounting rules give us the option to designate derivative transactions that meet certain criteria as cash flow hedges. We enter into commodity transactions, including swaps, options and futures, which meet the criteria to be designated as cash flow hedges. Historically, we designated such transactions as cash flow hedges, and changes in value of these transactions were deferred until the underlying transaction being hedged came to term. Beginning on April 2, 2007, we chose to cease designating the transactions as cash flow hedges, and thus apply mark-to-market accounting treatment prospectively. This creates consistent accounting methodologies between our existing commodity derivative transactions and those we assumed upon completion of the Merger. Therefore, beginning with the second quarter 2007, such transactions will no longer be designated as cash flow hedges. Instead, these transactions will receive mark-to-market accounting treatment. Accordingly, as values fluctuate due to market price volatility, value changes will be reflected on the income statement. This change in accounting has no impact on our current commercial strategy.

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

This Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements”. All statements included or incorporated by reference in this quarterly report, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate”, “project”, “forecast”, “plan”, “may”, “will”, “should”, “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•

anticipated benefits and expected synergies resulting from the completion of the Merger Agreement and related transactions with the LS Contributing Entities and beliefs associated with the integration of operations of the various entities;

•	projected operating or financial results, including anticipated cash flows from operations, revenues and profitability;

•	expectations regarding capital expenditures, interest expense and other payments;

•	beliefs and assumptions about economic conditions and supply/demand for electricity;

•	beliefs about commodity pricing and generation volumes;

•	our focus on safety and our ability to efficiently operate our assets so as to maximize our revenue generating opportunities;

•	strategies to capture opportunities presented by rising commodity prices and strategies to manage our exposure to energy price volatility;

•	plans to achieve fuel-related, general and administrative, and other targeted cost savings;

•	beliefs and assumptions relating to liquidity, including the ability to satisfy or refinance debt maturities and other obligations before or as they come due;

•	strategies to address our substantial leverage, to access the capital markets, or to obtain additional financing on more favorable financing terms;

•	measures to compete effectively with industry participants;

•	beliefs and assumptions about market competition, fuel supply, power demand, generation capacity and regional supply and demand characteristics of the wholesale power generation market;

•	sufficiency of coal, fuel oil and natural gas inventories and transportation, including strategies to deploy coal supplies;

•	beliefs about the outcome of legal, regulatory and administrative matters;

•	expectations regarding environmental matters, including costs of compliance, availability and adequacy of emission credits, and the impact of ongoing proceedings and potential regulations;

•	expectations and estimates regarding the DMG consent decree and the associated costs; and

•	efforts to position our power generation business for future growth and pursuing and executing acquisition, disposition or combination opportunities.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors, many of which are beyond our control, including those set forth under Part II–Other Information, Item 1A-Risk Factors.

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

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk beginning on page 68 of our Form 10-K for a discussion of our exposure to commodity price variability and other markets risks, including foreign currency exchange rate risk. Following is a discussion of the more material of these risks and our relative exposures as of March 31, 2007.

Value at Risk (“VaR”). The following table sets forth the aggregate daily VaR of the mark-to-market portion of Dynegy’s risk-management portfolio primarily associated with the GEN segments and the CRM business.

Daily and Average VaR for Risk-Management Portfolios

	March 31, 2007	December 31, 2006
	(in millions)
One Day VaR—95% Confidence Level	$4	$5
One Day VaR—99% Confidence Level	$6	$6
Average VaR for the Year-to-Date Period—95% Confidence Level	$5	$10

As a result of our decision to mark-to-market all commodity related derivative securities, we expect that our reported VaR amounts will increase in future periods. In many cases, future production from our generating assets offsets the incremental VaR exposure.

Credit Risk. The following table represents our credit exposure at March 31, 2007 associated with the mark-to-market portion of our risk-management portfolio, on a net basis.

Credit Exposure Summary

Investment Grade Quality
(in millions)
Type of Business:
Financial Institutions	$51
Utility and Power Generators	15
Other	1

Total	$67

Interest Rate Risk. We are exposed to fluctuating interest rates related to variable rate financial obligations. As of March 31, 2007, our fixed rate debt instruments as a percentage of total debt instruments was approximately 74%. Based on sensitivity analysis of the variable rate financial obligations in our debt portfolio as of March 31, 2007, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended March 31, 2008 would either decrease or increase income before taxes by approximately $7 million. Hedging instruments that impact such interest rate exposure are included in the sensitivity analysis. Over time, we may seek to reduce the percentage of fixed rate financial obligations in our debt portfolio through the use of swaps or other financial instruments. Effective April 2, 2007, we assumed additional debt due to the completion of the Merger Agreement.

Derivative Contracts. The notional financial contract amounts associated with our commodity risk-management, interest rate and foreign currency exchange contracts were as follows at March 31, 2007 and December 31, 2006, respectively:

Absolute Notional Contract Amounts

	March 31, 2007	December 31, 2006
Natural Gas (Trillion Cubic Feet)	0.238	0.309
Electricity (Million Megawatt Hours)	148.083	138.705
Emission Credits (Million Tons) (1)	0.0155	0.0155
Fuel Oil (Million Barrels)	1.635	1.620
Fair Value Hedge Interest Rate Swaps (In Millions of U.S. Dollars)	$525	$525
Fixed Interest Rate Received on Swaps (%)	4.331	4.331
Interest Rate Risk-Management Contract (In Millions of U.S. Dollars)	$231	$231
Fixed Interest Rate Paid (%)	5.35	5.35
Interest Rate Risk-Management Contract (In Millions of U.S. Dollars)	$206	$206
Fixed Interest Rate Received (%)	5.28	5.28

(1)	These amounts represent emission credit contracts that we are required to account for as derivatives under SFAS No. 133. These amounts do not include the emission credits that we have recorded in our inventory related to allowances that we utilize in running our power generation fleet.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management and the management of Dynegy, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the consolidated enterprise’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation included consideration of the various processes carried out under the direction of Dynegy’s disclosure committee in an effort to ensure that information required to be disclosed in the consolidated entity’s SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC. This evaluation also considered the work completed as of the end of the first quarter 2007 relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on this evaluation, our CEO and CFO concluded that our participation in Dynegy’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Controls Over Financial Reporting

There were no changes in the consolidated enterprise’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the consolidated enterprise’s internal control over financial reporting during the first quarter of 2007.

DYNEGY HOLDINGS INC.

PART II. OTHER INFORMATION

Item 1—LEGAL PROCEEDINGS

See Note 9—Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements for discussion of the material legal proceedings to which we are a party.

Item 1A—RISK FACTORS

Additional Risks Related to our Business

Covenants in our financing agreements impose significant restrictions on us. Failure to comply with these covenants may have a material adverse impact on our business, financial condition, results of operations or cash flows.

Financing agreements governing our debt obligations require us to meet specific financial tests in order to issue debt and make restricted payments, among other things. Our ability to comply with the covenants in our financing agreements, as they currently exist or as they may be amended, may be affected by many events beyond our control, and our future operating results may not allow us to comply with the covenants or, in the event of a default, to remedy that default. Our failure to comply with those financial covenants or to comply with the other restrictions in our financing agreements could result in a default, causing our debt obligations under such financing agreements (and by reason of cross-default or cross-acceleration provisions, our other indebtedness) to become immediately due and payable, which could have a material adverse impact on our business, financial condition, results of operations or cash flows. If we are unable to repay those amounts or to otherwise cure the default, the holders of the indebtedness under our secured debt obligations could proceed against the collateral granted to them to secure that indebtedness. If those lenders accelerate the payment of such indebtedness, we cannot assure you that we could pay or refinance that indebtedness immediately and continue to operate our business.

We may not have adequate liquidity to post required amounts of additional collateral.

We use a portion of our capital resources, in the form of cash and letters of credit, to satisfy counterparty collateral demands. These counterparty collateral demands reflect our non-investment grade credit ratings and the counterparties’ views of our creditworthiness, as well as changes in commodity prices. If commodity prices change substantially, our liquidity could be severely strained by requirements under our commodity agreements to post additional collateral. In certain cases, our counterparties have elected to not require the posting of collateral to which they are otherwise entitled under those agreements. However, those counterparties retain the right to request the posting of such collateral. Factors that could trigger increased demands for collateral include additional adverse changes in our industry, negative regulatory or litigation developments, adverse events affecting us, changes in our credit rating or liquidity and changes in commodity prices for power and fuel. In addition, to the extent we do hedge against volatility in commodity prices and, as a result, our cash flow is less than anticipated, a source of our liquidity resources may be depleted. An increase in demands from our counterparties to post letters of credit or cash collateral may have a material adverse effect on our financial condition, results of operations and cash flows.

If Dynegy issues a material amount of its common stock in the future or certain of its stockholders, such as Chevron or any of the LS Contributing Entities or their affiliates, sell a material amount of Dynegy’s common stock, its ability to use our federal net operating losses to offset future taxable income may be limited under Section 382 of the Internal Revenue Code.

Our ability to utilize previously incurred federal net operating losses (“NOLs”) to offset our future taxable income would be limited if Dynegy were to undergo an “ownership change” within the meaning of Section 382 of the Code. In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the preceding three years.

Under certain circumstances, sales or other dispositions of Dynegy’s common stock by certain of its stockholders could trigger such an “ownership change”. Specifically, sales or other dispositions pursuant by any of the selling stockholders of Dynegy’s Class A common stock issuable upon the conversion of its Class B common stock could trigger an “ownership change”. Moreover, sales or other dispositions of Dynegy’s Class A common stock by Chevron pursuant to a prospectus and any prospectus supplement forming a part of a Registration Statement on Form S-3 that Dynegy has filed with the SEC for the benefit of Chevron could also trigger such an “ownership change”. We will have limited control over the timing of any such sales or dispositions of Dynegy’s common stock. Any such future ownership change could result in limitations, pursuant to Section 382 of the Code, on our utilization of our federal NOLs to offset our future taxable income.

More specifically, depending on then-prevailing interest rates and the market value of Dynegy’s stock at the time of such future ownership change, an ownership change under Section 382 of the Code would establish an annual limitation which might prevent full utilization of the deferred tax assets attributable to our previously incurred federal NOLs against our total future taxable income for a given year. If such an ownership change were to occur, our ability to raise additional equity capital may be limited.

The magnitude of such limitations and their effect on us is difficult to assess and depends in part on the market value of Dynegy’s stock at the time of any such ownership change and then-prevailing interest rates, as well as the availability of built-in gains which may reduce any such effects. For accounting purposes, at March 31, 2007, Dynegy’s deferred tax asset attributable to its previously incurred federal NOLs was valued at approximately $209 million.

Additional Risks Related to Dynegy’s Class A Common Stock

The interests of the LS Control Group may conflict with your interests.

The LS Control Group (as defined in the Merger Agreement) owns approximately 40% of Dynegy’s voting power and has the right to nominate up to three members of Dynegy’s 11-member board of directors. By virtue of such stock ownership and board representation, the LS Control Group has, as described in the risk factor immediately below, the power to influence our and Dynegy’s affairs and the outcome of matters required to be submitted to Dynegy’s stockholders for approval.

The LS Control Group may have interests that differ from those of holders of Dynegy’s Class A common stock, and these relationships could give rise to conflicts of interest, including:

•	conflicts between the LS Control Group and Dynegy’s other stockholders, whose interests may differ with respect to the strategic direction or significant corporate transactions of the company; and

•	conflicts related to corporate opportunities that could be pursued by us, on the one hand, or by the LS Control Group, on the other hand.

Further, Dynegy’s amended and restated certificate of incorporation renounces any interest in, and waives, any claim that a corporate or business opportunity taken by the LS Control Group constitutes a corporate opportunity of the company, unless such corporate or business opportunity is expressly offered to one of our directors or officers.

The LS Control Group’s significant interest in Dynegy could be determinative in matters submitted to a vote by Dynegy’s stockholders. In addition, the rights granted to the LS Shareholders (as defined in the Merger Agreement) under the Shareholder Agreement (as defined in the Merger Agreement) and Dynegy’s amended and restated bylaws provide them significant influence over us. Such influence could result in us either taking actions that Dynegy’s other stockholders do not support or failing to take actions that Dynegy’s other stockholders do support.

The LS Control Group’s ownership interest in Dynegy, together with its rights under the Shareholder Agreement and Dynegy’s amended and restated bylaws, provides it with significant influence over the conduct of our business. Unless substantially all of Dynegy’s public stockholders vote together on matters presented to Dynegy’s stockholders from time to time, the LS Control Group may have the power to determine the outcome of matters submitted to a vote of all of Dynegy’s stockholders.

Rights granted to the LS Control Group under the Shareholder Agreement and Dynegy’s amended and restated bylaws that provide it with significant influence over our business include:

•	the ability to nominate up to three directors to Dynegy’s board of directors based on its percentage ownership interest in Dynegy; and

•	the requirement that we and/or Dynegy not pursue any of the following actions if all directors nominated by the LS Control Group present at the relevant board meeting vote against such action:

•	any amendment of Dynegy’s amended and restated certificate of incorporation or amended and restated bylaws;

•

any merger or consolidation of us and certain dispositions of our assets or businesses, certain acquisitions, binding capital commitments, guarantees and investments and certain joint ventures with an aggregate value in excess of a specified amount;

•	Dynegy’s payment of dividends or similar distributions;

•	our engagement in new lines of business;

•	our liquidation or dissolution, or certain bankruptcy-related events with respect to us;

•	Dynegy’s issuance of any equity securities, with certain exceptions for issuances of Dynegy’s Class A common stock;

•	our incurrence of any indebtedness in excess of a specified amount;

•	the hiring, or termination of the employment of, our Chief Executive Officer (other than Bruce A. Williamson);

•	Dynegy’s entry into any agreement or other action that limits the activities of any holder of Dynegy’s Class B common stock or any of such holder’s affiliates; and

•	our entry into other material transactions with a value in excess of a specified amount.

Such influence could result in us either taking actions that our other stockholders do not support or failing to take actions that our other stockholders do support.

Dynegy’s stockholders may be adversely affected by the expiration of the transfer restrictions in the Shareholder Agreement, which would enable the LS Control Group to, among other things, transfer a significant percentage of our common stock to a third party.

The transfer provisions in the Shareholder Agreement, subject to specified exceptions, restrict the LS Control Group from transferring shares of Dynegy’s common stock. These restrictions will expire upon the earlier of:

•	April 2, 2009;

•	the date the stockholders party to the Shareholder Agreement cease to own at least 15% of the total combined voting power of Dynegy’s outstanding securities; and

•	subject to certain conditions, the date a third party offer is made to acquire more than 25% of Dynegy’s assets or voting securities.

In addition, if the transfer restrictions in the Shareholder Agreement are terminated, the LS Control Group will be free to sell their shares of Dynegy’s common stock, subject to certain exceptions, to any person on the open market, in privately negotiated transactions or otherwise in accordance with law. These sales or transfers, as well as sales or other dispositions, could create a substantial decline in the price of shares of Dynegy’s common stock, including Dynegy’s Class A common stock.

Item 6—EXHIBITS

The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description
10.1	First Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan (formerly the Illinois Power Company Incentive Savings Plan), dated as of October 17, 2003 (incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.2	Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan (formerly the Illinois Power Company Incentive Savings Plan), dated as of December 23, 2003 (incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.3	Second Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan (formerly the Illinois Power Company Incentive Savings Plan), dated as of March 31, 2004 (incorporated by reference to Exhibit 4.26 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.4	Fourth Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan (formerly the Illinois Power Company Incentive Savings Plan), dated as of September 29, 2004 (incorporated by reference to Exhibit 4.27 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.5	Fifth Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan (formerly the Illinois Power Company Incentive Savings Plan), dated as of May 31, 2005 (incorporated by reference to Exhibit 4.28 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.6	Sixth Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan (formerly the Illinois Power Company Incentive Savings Plan), dated as of June 7, 2006 (incorporated by reference to Exhibit 4.29 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.7	Seventh Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan (formerly the Illinois Power Company Incentive Savings Plan), dated as of December 15, 2006 (incorporated by reference to Exhibit 4.30 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.8	Eighth Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.40 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.9	First Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan for Employees Covered under a Collective Bargaining Agreement (formerly the Illinois Power Company Incentive Savings Plan for Employees Covered under a Collective Bargaining Agreement), dated as of October 17, 2003 (incorporated by reference to Exhibit 4.33 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.10	Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan for Employees Covered under a Collective Bargaining Agreement (formerly the Illinois Power Company Incentive Savings Plan for Employees Covered under a Collective Bargaining Agreement), dated as of December 23, 2003 (incorporated by reference to Exhibit 4.34 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.11	Second Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan for Employees Covered under a Collective Bargaining Agreement (formerly the Illinois Power Company Incentive Savings Plan for Employees Covered under a Collective Bargaining Agreement), dated as of March 31, 2004 (incorporated by reference to Exhibit 4.35 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.12	Fourth Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan for Employees Covered under a Collective Bargaining Agreement (formerly the Illinois Power Company Incentive Savings Plan for Employees Covered under a Collective Bargaining Agreement), dated as of September 29, 2004 (incorporated by reference to Exhibit 4.36 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.13	Fifth Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan for Employees Covered under a Collective Bargaining Agreement (formerly the Illinois Power Company Incentive Savings Plan for Employees Covered under a Collective Bargaining Agreement), dated as of May 31, 2005 (incorporated by reference to Exhibit 4.37 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.14	Sixth Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan for Employees Covered under a Collective Bargaining Agreement (formerly the Illinois Power Company Incentive Savings Plan for Employees Covered under a Collective Bargaining Agreement), dated as of June 7, 2006 (incorporated by reference to Exhibit 4.38 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.15	Seventh Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan for Employees Covered under a Collective Bargaining Agreement (formerly the Illinois Power Company Incentive Savings Plan for Employees Covered under a Collective Bargaining Agreement), dated as of December 15, 2006 (incorporated by reference to Exhibit 4.39 to the Registration Statement on Form S-8 of Dynegy Inc. filed on April 2, 2007, File No. 333-139221).

10.16	Eighth Amendment to the Dynegy Midwest Generation, Inc. 401(k) Savings Plan for Employees Covered Under a Collective Bargaining Agreement, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.41 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.17	Fifth Amended and Restated Credit Agreement, dated as of April 2, 2007, by and among Dynegy Holdings Inc., as borrower, Dynegy Inc. (formerly named Dynegy Acquisition, Inc.) and Dynegy Inc., as parent guarantors, the other guarantors party thereto, the lenders party thereto and various other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.17	Second Amended and Restated Security Agreement, dated April 2, 2007, by and among Dynegy Holdings Inc., as Borrower, the initial grantors party thereto, Wilmington Trust Company, as corporate trustee, and John M. Beeson, Jr., as individual trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.18	First Lien Credit Agreement, dated as of May 4, 2006, by and among LSP Gen Finance Co, LLC, as borrower, and the guarantors, lenders and other parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.19	Second Lien Credit Agreement, dated as of May 4, 2006, by and among LSP Gen Finance Co, LLC, as borrower, and the guarantors, lenders and other parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.20	$500,000,000 Special Letter of Credit Facility Agreement, dated as of May 4, 2006, by and among LSP Gen Finance Co, LLC, as borrower, and the guarantors, lenders and other parties thereto (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.21	$150,000,000 First Lien Letter of Credit Facility Agreement, dated as of August 3, 2006, by and among LSP Gen Finance Co, LLC, as borrower, and the guarantors, lenders and other parties thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.22	Credit Agreement, dated as of October 7, 2005, by and among LSP-Kendall Energy, LLC, as borrower, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.23	Amended and Restated First Lien Credit Agreement, dated as of May 5, 2006, by and among Ontelaunee Power Operating Company, LLC, as borrower, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.24	Second Lien Credit Agreement, dated as of May 5, 2006, by and among Ontelaunee Power Operating Company, LLC, as borrower, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.25	Credit Agreement, dated as of March 29, 2007, by and among Plum Point Energy Associates, LLC, as borrower, and the lenders and other parties thereto (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.26	Collateral Agency and Intercreditor Agreement, dated as of March 29, 2007, by and among Plum Point Energy Associates, LLC, as borrower, PPEA Holding Company, LLC, as pledgor, The Bank of New York, as collateral agent, The Royal Bank of Scotland, as administrative agent, AMBAC Assurance Corporation, as loan insurer and the other parties thereto (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.27	Loan Agreement, dated as of April 1, 2006, by and between the City of Osceola, Arkansas and Plum Point Energy Associates, LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.28	Trust Indenture, dated as of April 1, 2006, by and between the City of Osceola, Arkansas and Regions Bank, as trustee (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.29	Amended and Restated Limited Liability Company Agreement of DLS Power Holdings, LLC, dated April 2, 2007, by and between LS Power Associates, L.P. and Dynegy Inc. (formerly named Dynegy Acquisition, Inc.) (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.30	Limited Liability Company Agreement of DLS Power Development Company, LLC, dated April 2, 2007, by and between LS Power Associates, L.P. and Dynegy Inc. (formerly named Dynegy Acquisition, Inc.) (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.31	Fourth Amendment to the Second Supplement to the Dynegy Inc. Executive Severance Pay Plan, dated as of March 30, 2007 (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.32	Third Amendment to the Dynegy Inc. Executive Severance Pay Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.33	Second Amendment to the First Supplemental Plan to the Dynegy Inc. Severance Pay Plan, dated as of March 30, 2007 (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.34	Second Amendment to Dynegy Inc. Severance Pay Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.35	Second Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan, dated as of December 5, 2005 (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.36	Third Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan, dated as of June 7, 2006 (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.37	Fourth Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan, dated as of December 15, 2006 (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.38	Fifth Amendment to the Dynegy Inc. 401(k) Savings Plan, dated as of January 28, 2005 (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.39	Sixth Amendment to the Dynegy Inc. 401(k) Savings Plan, dated as of February 28, 2005 (incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.40	Seventh Amendment to the Dynegy Inc. 401(k) Savings Plan, dated as of May 31, 2005 (incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.41	Eighth Amendment to the Dynegy Inc. 401(k) Savings Plan, dated as of December 18, 2006 (incorporated by reference to Exhibit 10.26 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.42	Ninth Amendment to the Dynegy Inc. 401(k) Savings Plan, dated as of June 7, 2006 (incorporated by reference to Exhibit 10.27 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.43	Ninth Amendment to the Dynegy Inc. 401(k) Savings Plan, dated as of December 21, 2006 (incorporated by reference to Exhibit 10.28 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.44	Eleventh Amendment to the Dynegy Inc. 401(k) Savings Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.30 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.45	Ninth Amendment to the Dynegy Inc. Retirement Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.29 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.46	Sixth Amendment to the Dynegy Inc. Comprehensive Welfare Benefits Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.31 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.47	First Amendment to the Dynegy Inc. Incentive Compensation Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.32 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.48	First Amendment to the Dynegy Inc. 1999 Long Term Incentive Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.33 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.49	Second Amendment to the Dynegy Inc. 2000 Long Term Incentive Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.50	First Amendment to the Dynegy Inc. 2001 Non-Executive Stock Incentive Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.35 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.51	Second Amendment to the Dynegy Inc. 2002 Long Term Incentive Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.52	Third Amendment to the Dynegy Inc. Deferred Compensation Plan for Certain Directors, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.37 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.53	Amendment to the Dynegy Inc. Deferred Compensation Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.54	Sixth Amendment to the Dynegy Midwest Generation, Inc. Retirement Income Plan for Employees Covered Under a Collective Bargaining Agreement, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.39 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.55	Seventh Amendment to the Dynegy Northeast Generation, Inc. Retirement Income Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.42 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.56	Fifth Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.43 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.57	Eighth Amendment to the Extant, Inc. 401(k) Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.44 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.58	Master Trust Agreement, dated as of January 1, 2002 (Vanguard) (incorporated by reference to Exhibit 10.45 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.59	Agreement and Amendment to Master Trust Agreement, dated as of December 31, 2003 (Vanguard) (incorporated by reference to Exhibit 10.46 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.60	Amendment No. 2 to The Master Trust Agreement, dated as of September 29, 2004 (Vanguard) (incorporated by reference to Exhibit 10.47 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.61	Amendment to Master Trust Agreement, dated as of January 1, 2006 (Vanguard) (incorporated by reference to Exhibit 10.48 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.62	Amendment to Trust Agreement - DMG 401(k) Savings Plan (Vanguard), dated as of September 29, 2004 (incorporated by reference to Exhibit 10.49 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.63	Amendment to Trust Agreement - DMG 401(k) Savings Plan (Vanguard), dated as of January 1, 2006 (incorporated by reference to Exhibit 10.50 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.64	Amendment to Trust Agreement - DMG 401(k) Savings Plan (Vanguard), dated as of April 2, 2007 (incorporated by reference to Exhibit 10.51 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.65	Amendment to Trust Agreement - Dynegy Inc. 401(k) Savings Plan (Vanguard), dated as of January 1, 2006 (incorporated by reference to Exhibit 10.52 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.66	Amendment to Trust Agreement - Dynegy Inc. 401(k) Savings Plan (Vanguard), dated as of April 2, 2007 (incorporated by reference to Exhibit 10.53 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.67	Amendment to Dynegy Inc. Deferred Compensation Plan Trust Agreement (Vanguard), dated as of April 2, 2007 (incorporated by reference to Exhibit 10.54 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.68	Amendment to Master Trust Agreement, dated as of April 2, 2007 (Vanguard) (incorporated by reference to Exhibit 10.55 to the Current Report on Form 8-K of Dynegy Inc. filed on April 6, 2007, File No. 333-139221).

10.69	Asset Purchase Agreement dated January 31, 2007 by and between Dynegy Holdings inc., Calcasieu Power, LLC and Entergy Gulf States, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on February 2, 2007, File No.333-139221).

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

DYNEGY HOLDINGS INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, the thereunto duly authorized.

DYNEGY HOLDINGS INC.

Date: May 14, 2007	By:	/S/ HOLLI C. NICHOLS
Holli C. Nichols Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)