Form 10-Q/A
period 2008-03-31
DYNEGY HOLDINGS INC; DYNEGY INC.
filed 2008-07-25
CIK 1105055, 1379895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

DYNEGY INC.
DYNEGY HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Entity	Commission File Number	State of Incorporation	I.R.S. Employer Identification No.

Dynegy Inc.	001-33443	Delaware	20-5653152
Dynegy Holdings Inc.	000-29311	Delaware	94-3248415

1000 Louisiana, Suite 5800 Houston, Texas (Address of principal executive offices)			77002 (Zip Code)

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

Dynegy Inc.	Yes ☒ No ☐
Dynegy Holdings Inc.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Dynegy Inc.	☒	☐	☐	☐

Dynegy Holdings Inc.	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Dynegy Inc.	Yes ☐ No ☒
Dynegy Holdings Inc.	Yes ☐ No ☒

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

This combined Form 10-Q/A is separately filed by Dynegy Inc. and Dynegy Holdings Inc. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to a registrant other than itself.

DYNEGY INC. and DYNEGY HOLDINGS INC.

DYNEGY INC. AND DYNEGY HOLDINGS INC. FORM 10-Q/A
EXPLANATORY NOTE 1

          Dynegy Inc. and Dynegy Holdings Inc. are filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to reflect the effect of a $229 million overstatement of both revenues and cost of sales for the three months ended March 31, 2008, as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2008, which was originally filed on May 8, 2008 (the “Original Filing”). The restatement for the foregoing items had no effect on our previously reported operating loss, net loss or loss per share for the three months ended March 31, 2008. These items are discussed in more detail in the Introductory Note to the accompanying unaudited condensed consolidated financial statements beginning on page 13. The following Items of the Original Filing are amended by this Amendment No. 1:

Item 1.	Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4.	Controls and Procedures

Unaffected items have not been repeated in this Amendment No. 1.

          PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE

ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR REPORTS FILED SINCE MAY 8, 2008, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

EXPLANATORY NOTE 2

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

DEFINITIONS

As used in this Form 10-Q/A, the abbreviations contained herein have the meanings set forth below.

APB	Accounting Principles Board
BTA	Best technology available
Cal ISO	The California Independent System Operator
CARB	California Air Resources Board
CDWR	California Department of Water Resources
CEC	California Energy Commission
CFTC	Commodity Futures Trading Commission
CO2	Carbon Dioxide
CRM	Our former customer risk management business segment
CUSA	Chevron U.S.A. Inc., a wholly owned subsidiary of Chevron Corporation
DHI	Dynegy Holdings Inc., Dynegy’s primary financing subsidiary
DMG	Dynegy Midwest Generation, Inc.
DMSLP	Dynegy Midstream Services L.P.
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
GAAP	Generally Accepted Accounting Principles of the United States of America
GEN	Our power generation business
GEN-MW	Our power generation business - Midwest segment
GEN-NE	Our power generation business - Northeast segment
GEN-WE	Our power generation business - West segment
ICC	Illinois Commerce Commission
IMA	In-market asset availability
ISO	Independent System Operator
LNG	Liquefied natural gas
MISO	Midwest Independent Transmission Operator, Inc.
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt hour
NPDES	National Pollutant Discharge Elimination System
NRG	NRG Energy, Inc.
NYSDEC	New York State Department of Environmental Conservation
PJM	PJM Interconnection, LLC
PPEA	PPEA Holding Company LLC
PUHCA	Public Utility Holding Company Act of 1935, as amended
RGGI	Regional Greenhouse Gas Initiative
SCEA	Sandy Creek Energy Associates, LP
SCH	Sandy Creek Holdings LLC
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SPDES	State Pollutant Discharge Elimination System
VaR	Value at Risk
VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS—DYNEGY INC. AND DYNEGY HOLDINGS INC.

DYNEGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
See Introductory Note
(unaudited) (in millions, except share data)

	March 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$429	$328
Restricted cash and investments	113	104
Accounts receivable, net of allowance for doubtful accounts of $18 and $20, respectively	383	426
Accounts receivable, affiliates	1	1
Inventory	185	199
Assets from risk-management activities	1,751	358
Deferred income taxes	117	45
Prepayments and other current assets	209	145
Assets held for sale	—	57

Total Current Assets	3,188	1,663

Property, Plant and Equipment	10,796	10,689
Accumulated depreciation	(1,736)	(1,672)

Property, Plant and Equipment, Net	9,060	9,017
Other Assets
Unconsolidated investments	71	79
Restricted cash and investments	1,237	1,221
Assets from risk-management activities	96	55
Goodwill	438	438
Intangible assets	481	497
Deferred income taxes	5	6
Accounts receivable, affiliates	4	—
Other long-term assets	243	245

Total Assets	$14,823	$13,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$298	$292
Accrued interest	127	56
Accrued liabilities and other current liabilities	154	201
Liabilities from risk-management activities	2,030	397
Notes payable and current portion of long-term debt	51	51
Liabilities held for sale	—	2

Total Current Liabilities	2,660	999

Long-term debt	5,789	5,739
Long-term debt, affiliates	200	200

Long-Term Debt	5,989	5,939
Other Liabilities
Liabilities from risk-management activities	220	116
Deferred income taxes	1,222	1,250
Other long-term liabilities	371	388

Total Liabilities	10,462	8,692

Minority Interest	11	23
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Class A Common Stock, $0.01 par value, 2,100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 504,491,825 and 502,819,794 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5	5
Class B Common Stock, $0.01 par value, 850,000,000 shares authorized at March 31, 2008 and December 31, 2007; 340,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	3	3
Additional paid-in capital	6,468	6,463
Subscriptions receivable	(3)	(5)
Accumulated other comprehensive loss, net of tax	(36)	(25)
Accumulated deficit	(2,016)	(1,864)
Treasury stock, at cost, 2,449,440 and 2,449,259 shares at March 31, 2008 and December 31, 2007, respectively	(71)	(71)

Total Stockholders’ Equity	4,350	4,506

Total Liabilities and Stockholders’ Equity	$14,823	$13,221

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
See Introductory Note
(unaudited) (in millions, except per share data)

	Three Months Ended March 31,

	2008	2007

	(Restated)
Revenues	$545	$505
Cost of sales	(451)	(240)
Operating and maintenance expense, exclusive of depreciation and amortization shown separately below	(112)	(79)
Depreciation and amortization expense	(93)	(52)
General and administrative expenses	(39)	(53)

Operating income (loss)	(150)	81
Losses from unconsolidated investments	(9)	—
Interest expense	(109)	(67)
Other income and expense, net	20	8

Income (loss) from continuing operations before income taxes	(248)	22
Income tax benefit (expense) (Note 11)	96	(6)

Income (loss) from continuing operations	(152)	16
Loss from discontinued operations, net of tax benefit of $1 and $1, respectively (Notes 3 and 11)	—	(2)

Net income (loss)	$(152)	$14

Earnings (Loss) Per Share (Note 8):
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.03
Loss from discontinued operations	—	—

Basic earnings (loss) per share	$(0.18)	$0.03

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.18)	$0.03
Loss from discontinued operations	—	—

Diluted earnings (loss) per share	$(0.18)	$0.03

Basic shares outstanding	836	496
Diluted shares outstanding	838	498

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
See Introductory Note
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
See Introductory Note
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

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
See Introductory Note
(unaudited) (in millions)

	March 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$396	$292
Restricted cash and investments	113	104
Accounts receivable, net of allowance for doubtful accounts of $15 and $15, respectively	385	428
Accounts receivable, affiliates	1	1
Inventory	185	199
Assets from risk-management activities	1,751	358
Deferred income taxes	99	30
Prepayments and other current assets	209	145
Assets held for sale	—	57

Total Current Assets	3,139	1,614

Property, Plant and Equipment	10,796	10,689
Accumulated depreciation	(1,736)	(1,672)

Property, Plant and Equipment, Net	9,060	9,017
Other Assets
Unconsolidated investments	8	18
Restricted cash and investments	1,237	1,221
Assets from risk-management activities	96	55
Goodwill	438	438
Intangible assets	481	497
Deferred income taxes	5	6
Accounts receivable, affiliates	4	—
Other long-term assets	241	241

Total Assets	$14,709	$13,107

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$298	$291
Accrued interest	127	56
Accrued liabilities and other current liabilities	155	202
Liabilities from risk-management activities	2,030	397
Notes payable and current portion of long-term debt	51	51
Liabilities held for sale	—	2

Total Current Liabilities	2,661	999

Long-term debt	5,789	5,739
Long-term debt, affiliates	200	200

Long-Term Debt	5,989	5,939
Other Liabilities
Liabilities from risk-management activities	220	116
Deferred income taxes	1,023	1,052
Other long-term liabilities	367	381

Total Liabilities	10,260	8,487

Minority Interest	11	23
Commitments and Contingencies (Note 9)
Stockholder’s Equity
Capital Stock, $1 par value, 1,000 shares authorized at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	5,684	5,684
Affiliate receivable	(820)	(825)
Accumulated other comprehensive loss, net of tax	(36)	(25)
Accumulated deficit	(390)	(237)

Total Stockholder’s Equity	4,438	4,597

Total Liabilities and Stockholder’s Equity	$14,709	$13,107

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
See Introductory Note
(unaudited) (in millions)

	Three Months Ended March 31,

	2008	2007

	(Restated)
Revenues	$545	$505
Cost of sales	(451)	(240)
Operating and maintenance expense, exclusive of depreciation and amortization shown separately below	(112)	(79)
Depreciation and amortization expense	(93)	(52)
General and administrative expenses	(39)	(36)

Operating income (loss)	(150)	98
Losses from unconsolidated investments	(5)	—
Interest expense	(109)	(67)
Other income and expense, net	20	4

Income (loss) from continuing operations before income taxes	(244)	35
Income tax benefit (expense) (Note 11)	91	(11)

Income (loss) from continuing operations	(153)	24
Loss from discontinued operations, net of tax benefit of $1 and $1, respectively (Notes 3 and 11)	—	(2)

Net income (loss)	$(153)	$22

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
See Introductory Note
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
See Introductory Note
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

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

PLEASE NOTE THAT THESE FINANCIAL STATEMENTS AND THE NOTES THERETO DO NOT REFLECT EVENTS OCCURRING AFTER MAY 8, 2008 (THE DATE OF THE ORIGINAL FILING). FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MAY 8, 2008, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

Introductory Note

          On July 25, 2008, we filed a Current Report on Form 8-K announcing a restatement of our previously issued financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2008. The restatement relates to a $229 million overstatement of both revenues and cost of sales. The financial information in this amendment has been revised to reflect the effects of such restatement.

          In accordance with EITF Issue 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not “Held for Trading Purposes” as Defined in Issue No. 02-3,” we present all mark-to-market gains and losses on energy trading contracts net in the income statement. In order to conform to this accounting standard, on a quarterly basis, we calculate our net mark-to-market gains and losses on energy trading contracts and adjust our revenues and cost of sales accordingly. During the first quarter 2008, we inadvertently excluded certain amounts from the calculation.

          The restatement of our previously issued financial statements did not change our previously reported operating loss, net loss or loss per share for the three months ended March 31, 2008, nor did the restatement change our unaudited condensed consolidated statements of cash flows or our unaudited condensed consolidated statements of comprehensive loss for the three months ended March 31, 2008 or our unaudited condensed consolidated balance sheet as of March 31, 2008.

          The table below summarizes the effects to both Dynegy and DHI of the correction to revenues and cost of sales (in millions):

	For the Three Months Ended March 31, 2008

	Power Generation

	GEN-MW	GEN-WE	GEN-NE	Other	Total

Revenues
As previously reported in Original Filing	$319	$205	$251	$(1)	$774
Adjustment	(155)	(74)	—	—	(229)

As restated	$164	$131	$251	$(1)	$545

Cost of Sales
As previously reported in Original Filing	$(279)	$(197)	$(213)	$9	$(680)
Adjustment	155	74	—	—	229

As restated	$(124)	$(123)	$(213)	$9	$(451)

DYNEGY INC. and DYNEGY HOLDINGS INC.

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

          SFAS No. 161. On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is meant to improve transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related and it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We are currently evaluating the impact of this statement on our financial statements.

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

          The application of purchase accounting under SFAS No. 141, “Business Combinations”, (“SFAS No. 141”) required that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The allocation process includes an analysis of acquired fixed assets, contracts, and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. Dynegy’s allocation of the purchase price to specific assets and liabilities was based upon customary valuation procedures and techniques.

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

          Dynegy’s and DHI’s results of operations include the results of the acquired entities for the period beginning April 2, 2007. The following table presents unaudited pro forma information for 2007, as if the acquisition had occurred on January 1, 2007:

	Dynegy Inc.		Dynegy Holdings Inc.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2007

	Actual	Pro Forma	Actual	Pro Forma

	(in millions, except per share amounts)
Revenue	$505	$794	$505	$794
Income (loss) before cumulative effect of a change in accounting principal	14	(34)	22	(23)
Net income (loss) applicable to common stockholders	14	(34)	22	(23)

Basic and diluted earnings (loss) per share before cumulative effect of accounting change	$0.03	$(0.04)	N/A	N/A
Basic and diluted earnings (loss) per share	0.03	(0.04)	N/A	N/A

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

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

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

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

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

          On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, with respect to non-financial assets and non-

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

financial liabilities which are not recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, we have deferred application of SFAS No. 157 to such non-financial assets and non-financial liabilities until January 1, 2009.

          Fair value, as defined in SFAS No. 157, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). However, as permitted under SFAS No. 157, we utilize a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of our assets and liabilities measured and reported at fair value. Where appropriate, valuation adjustments are made to account for various factors, including the impact of our credit risk, our counterparties’ credit risk and bid-ask spreads. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

•

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

•

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to our needs as well as financial transmission rights. At each balance sheet date, we perform an analysis of all instruments subject to SFAS No. 157 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

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

          Gains and losses (realized and unrealized) for Level 3 recurring items are included in revenues on the unaudited condensed consolidated statements of operations. We believe an analysis of instruments classified as Level 3 should be undertaken with the understanding that these items are generally hedging our generation portfolio

          Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. There were no transfers in or out of Level 3 during the three months ended March 31, 2008.

Note 5—Accumulated Other Comprehensive Loss

          Accumulated other comprehensive loss, net of tax, is included in Dynegy’s stockholders’ equity and DHI’s stockholder’s equity on our unaudited condensed consolidated balance sheets, respectively, as follows:

	March 31, 2008	December 31, 2007

	(in millions)
Cash flow hedging activities, net	$(46)	$(39)
Foreign currency translation adjustment	27	27
Unrecognized prior service cost and actuarial loss	(25)	(25)
Available for sale securities	8	12

Accumulated other comprehensive loss, net of tax	$(36)	$(25)

Note 6—Variable Interest Entities

          Hydroelectric Generation Facilities. On January 31, 2005, Dynegy completed the acquisition of ExRes, the parent company of Sithe Energies, Inc. and Independence. ExRes also owns through its subsidiaries four hydroelectric generation facilities in Pennsylvania. The entities owning these facilities meet the definition of VIEs. In accordance with the purchase agreement, Exelon Corporation (“Exelon”) has the sole and exclusive right to direct our efforts to decommission, sell, or otherwise dispose of the hydroelectric facilities owned through the VIEs. Exelon is obligated to reimburse ExRes for all costs, liabilities, and obligations of the entities owning these facilities, and to indemnify ExRes with respect to the past and present assets and operations of the entities. As a result, we are not the primary beneficiary of the entities and have not consolidated them in accordance with the provisions of FIN No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN No. 46(R)”). There was no material change during the three months ended March 31, 2008. Please see Note 12—

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

Variable Interest Entities— Hydroelectric Generation Facilities in Dynegy’s and DHI’s Form 10-K for discussion of these entities.

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

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

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

Note 9—Commitments and Contingencies

          PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS NOTE 9, WHICH WAS PRESENTED IN OUR FIRST QUARTER 2008 FORM 10-Q ORIGINALLY FILED WITH THE SEC ON MAY 8, 2008 IN ORDER TO REFLECT THE MATERIAL CHANGES IN OR UPDATES TO OUR MATERIAL LEGAL PROCEEDINGS SINCE THE ORIGINAL FILING OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, DOES NOT REFLECT EVENTS OCCURRING AFTER MAY 8, 2008. FOR A DESCRIPTION OF THESE EVENTS, INCLUDING MATERIAL CHANGES IN, OR UPDATES TO, OUR MATERIAL LEGAL PROCEEDINGS, PLEASE READ OUR REPORTS FILED SINCE MAY 8, 2008, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

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

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

          Nevada Power Arbitration. Through one of our indirect subsidiaries, we hold an ownership interest in Black Mountain, in which our equal partner is a CUSA subsidiary. Black Mountain has a long-term power sale agreement with Nevada Power Company (“Nevada Power”) that extends through April 2023. In October 2007, Nevada Power initiated an arbitration against Black Mountain seeking a declaratory judgment that (i) Nevada Power’s methodology for calculating certain cumulative excess payments in the event of default or early termination by Black Mountain is correct and (ii) Black Mountain is obligated to repay to Nevada Power the full amount of any outstanding excess payments in the event of a default or early termination or upon the expiration of the agreement’s term in 2023. The arbitration is scheduled for July 2008 and the parties are actively engaged in discovery. Currently, Nevada Power does not allege an event of default or early termination has occurred. Nonetheless, Nevada Power maintains that as of December 31, 2007, if an event of default occurred, Black Mountain would be required to pay approximately $136 million in cumulative excess payments, 50 percent of which would be our proportionate share. We previously disclosed that we agreed to guarantee 50 percent of any Black Mountain obligation to pay cumulative excess payments. Nevada Power further alleges that the cumulative excess payments calculation could equal approximately $365 million in 2023 and would be payable upon the scheduled termination of the power sale agreement, 50 percent of which would be our proportionate share. Management does not believe that Black Mountain has an obligation to pay any amount to Nevada Power upon the scheduled termination of the agreement. We believe Nevada Power’s claims are without merit and we intend to defend against them vigorously. However, given the amount in controversy, an adverse ruling could have a material adverse effect on our future financial condition, results of operations and cash flows.

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

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

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

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

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

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

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

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

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

DYNEGY INC. and DYNEGY HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

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

Note 12—Segment Information

          Amounts in this footnote have been restated. Please see the Introductory Note for further discussion.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

          Reportable segment information for Dynegy, including intercompany transactions accounted for at prevailing market rates, for the three months ended March 31, 2008 and 2007 is presented below:

Dynegy’s Segment Data for the Three Months Ended March 31, 2008
(in millions)

	Power Generation

	GEN-MW	GEN-WE	GEN-NE	Other	Total

Unaffiliated revenues:
Domestic	$164	$131	$179	$(1)	$473
Other	—	—	72	—	72

Total revenues	$164	$131	$251	$(1)	$545

Depreciation and amortization	$(53)	$(24)	$(13)	$(3)	$(93)

Operating loss	$(59)	$(46)	$(21)	$(24)	$(150)

Losses from unconsolidated investments	—	(5)	—	(4)	(9)
Other items, net	—	—	6	14	20
Interest expense					(109)

Loss from continuing operations before income taxes					(248)
Income tax benefit					96

Loss from continuing operations					(152)
Loss from discontinued operations, net of taxes					—

Net loss					$(152)

Identifiable assets:
Domestic	$7,650	$3,778	$1,958	$1,380	$14,766
Other	—	—	46	11	57

Total	$7,650	$3,778	$2,004	$1,391	$14,823

Unconsolidated investments	$—	$8	$—	$63	$71

Capital expenditures and investments in unconsolidated affiliates	$(115)	$(3)	$(10)	$(9)	$(137)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited and Restated)

For the Interim Periods Ended March 31, 2008 and 2007

          Reportable segment information for DHI, including intercompany transactions accounted for at prevailing market rates, for the three months ended March 31, 2008 and 2007 is presented below:

DHI’s Segment Data for the Three Months Ended March 31, 2008
(in millions)

	Power Generation

	GEN-MW	GEN-WE	GEN-NE	Other	Total

Unaffiliated revenues:
Domestic	$164	$131	$179	$(1)	$473
Other	—	—	72	—	72

Total revenues	$164	$131	$251	$(1)	$545

Depreciation and amortization	$(53)	$(24)	$(13)	$(3)	$(93)

Operating loss	$(59)	$(46)	$(21)	$(24)	$(150)

Losses from unconsolidated investments	—	(5)	—	—	(5)
Other items, net	—	—	6	14	20
Interest expense					(109)

Loss from continuing operations before income taxes					(244)
Income tax benefit					91

Loss from continuing operations					(153)
Loss from discontinued operations, net of taxes					—

Net loss					$(153)

Identifiable assets:
Domestic	$7,650	$3,778	$1,958	$1,266	$14,652
Other	—	—	46	11	57

Total	$7,650	$3,778	$2,004	$1,277	$14,709

Unconsolidated investments	$—	$8	$—	$—	$8

Capital expenditures	$(115)	$(3)	$(10)	$(3)	$(131)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2008 and 2007

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—DYNEGY INC. AND DYNEGY HOLDINGS INC.

          The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Forms 10-K. As discussed in the Explanatory Note 1 to this Amendment No. 1, the financial information contained in this Form 10-Q/A has been revised to reflect the restatement items described in the Introductory Note to the accompanying unaudited condensed consolidated financial statements.

          PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR REPORTS FILED SINCE MAY 8, 2008, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

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

	May 2, 2008	March 31, 2008	December 31, 2007

	(in millions)
By Business:
Generation	$1,480	$1,235	$1,130
Other	193	193	202

Total	$1,673	$1,428	$1,332

By Type:
Cash (1)	$100	$84	$53
Letters of Credit	1,573	1,344	1,279

Total	$1,673	$1,428	$1,332

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

          Current Liquidity. The following table summarizes our consolidated revolver capacity and liquidity position at May 2, 2008, March 31, 2008 and December 31, 2007:

	May 2, 2008		March 31, 2008		December 31, 2007

	(in millions)
Revolver capacity	$1,150		$1,150		$1,150
Borrowings against revolver capacity	—		—		—
Term letter of credit capacity, net of required reserves	825		825		825
Plum Point and Sandy Creek letter of credit capacity	425		425		425
Outstanding letters of credit	(1,573)		(1,344)		(1,279)

Unused capacity	827		1,056		1,121

Cash—DHI	317	(1)	396	(1)	292	(1)

Total available liquidity—DHI	1,144		1,452		1,413
Cash—Dynegy	28		33		36

Total available liquidity—Dynegy	$1,172		$1,485		$1,449

(1)	The May 2, 2008, March 31, 2008 and December 31, 2007 amounts include approximately $14 million, $13 million and $5 million, respectively, of cash that remains in Canadian subsidiaries.

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

           Summary Financial Information. The following tables provide summary financial data regarding Dynegy’s consolidated and segmented results of operations for the three month periods ended March 31, 2008 and 2007, respectively. This financial data has been restated to reflect the impact of the items described in the Introductory Note to the unaudited condensed consolidated financial statements. The restatements relate to both decreased revenues and cost of sales. Please read this Introductory Note for further discussion of these restatement items.

Dynegy’s Results of Operations for the Three Months Ended March 31, 2008

	Power Generation

	GEN-MW	GEN-WE	GEN-NE	Other	Total

Revenues	$164	$131	$251	$(1)	$545
Cost of sales	(124)	(123)	(213)	9	(451)
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(46)	(30)	(46)	10	(112)
Depreciation and amortization expense	(53)	(24)	(13)	(3)	(93)
General and administrative expense	—	—	—	(39)	(39)

Operating loss	$(59)	$(46)	$(21)	$(24)	$(150)
Losses from unconsolidated investments	—	(5)	—	(4)	(9)
Other items, net	—	—	6	14	20
Interest expense					(109)

Loss from continuing operations before income taxes					(248)
Income tax benefit					96

Net loss					$(152)

Dynegy’s Results of Operations for the Three Months Ended March 31, 2007

	Power Generation

	GEN-MW	GEN-WE	GEN-NE	Other	Total

Revenues	$272	$—	$224	$9	$505
Cost of sales	(90)	(1)	(139)	(10)	(240)
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(40)	—	(37)	(2)	(79)
Depreciation and amortization expense	(42)	(1)	(6)	(3)	(52)
General and administrative expense	—	—	—	(53)	(53)

Operating income (loss)	$100	$(2)	$42	$(59)	$81
Other items, net	—	—	—	8	8
Interest expense					(67)

Income from continuing operations before income taxes					22
Income tax expense					(6)

Income from continuing operations					16
Loss from discontinued operations, net of taxes					(2)

Net income					$14

          The following tables provide summary financial data regarding DHI’s consolidated and segmented results of operations for the three month periods ended March 31, 2008 and 2007, respectively:

DHI’s Results of Operations for the Three Months Ended March 31, 2008

	Power Generation

	GEN-MW	GEN-WE	GEN-NE	Other	Total

Revenues	$164	$131	$251	$(1)	$545
Cost of sales	(124)	(123)	(213)	9	(451)
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(46)	(30)	(46)	10	(112)
Depreciation and amortization expense	(53)	(24)	(13)	(3)	(93)
General and administrative expense	—	—	—	(39)	(39)

Operating loss	$(59)	$(46)	$(21)	$(24)	$(150)
Losses from unconsolidated investments	—	(5)	—	—	(5)
Other items, net	—	—	6	14	20
Interest expense					(109)

Loss from continuing operations before income taxes					(244)
Income tax benefit					91

Net loss					$(153)

DHI’s Results of Operations for the Three Months Ended March 31, 2007

	Power Generation

	GEN-MW	GEN-WE	GEN-NE	Other	Total

Revenues	$272	$—	$224	$9	$505
Cost of sales	(90)	(1)	(139)	(10)	(240)
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(40)	—	(37)	(2)	(79)
Depreciation and amortization expense	(42)	(1)	(6)	(3)	(52)
General and administrative expense	—	—	—	(36)	(36)

Operating income (loss)	$100	$(2)	$42	$(42)	$98
Other items, net	—	—	—	4	4
Interest expense					(67)

Income from continuing operations before income taxes					35
Income tax expense					(11)

Income from continuing operations					24
Loss from discontinued operations, net of taxes					(2)

Net income					$22

          The following table provides summary segmented operating statistics for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,

	2008	2007

GEN-MW
Million Megawatt Hours Generated	5.9	5.7
In Market Availability for Coal Fired Facilities (1)	82%	89%
Average Capacity Factor for Combined Cycle Facilities (2)	10%	—
Average Actual On-Peak Market Power Prices ($/MWh) (3):
Cinergy (Cin Hub)	$68	$56
Commonwealth Edison (NI Hub)	$68	$54
PJM West	$79	$65
Average Market Spark Spreads ($/MWh) (4):
PJM West	$9	$6

GEN-WE
Million Megawatt Hours Generated (5) (6)	2.4	0.1
Average Capacity Factor for Combined Cycle Facilities (2)	37%	—
Average Actual On-Peak Market Power Prices ($/MWh) (3):
North Path 15 (NP 15)	$80	$60
Palo Verde	$70	$55
Average Market Spark Spreads ($/MWh) (4):
North Path 15 (NP 15)	$18	$8
Palo Verde	$9	$5

GEN-NE
Million Megawatt Hours Generated	1.9	2.0
In Market Availability for Coal Fired Facilities (1)	94%	89%
Average Capacity Factor for Combined Cycle Facilities (2)	24%	30%
Average Actual On-Peak Market Power Prices ($/MWh) (3):
New York—Zone G	$97	$85
New York—Zone A	$68	$63
Mass Hub	$90	$80
Average Market Spark Spreads ($/MWh) (4):
New York—Zone A	$4	$11
Mass Hub	$19	$20
Fuel Oil	$(35)	$9

Average natural gas price—Henry Hub ($/MMBtu) (7)	$8.58	$7.16

(1)	Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.

(2)	Reflects actual production as a percentage of available capacity.

(3)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices realized by the Company.

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

          Revenues for the three months ended March 31, 2008 decreased by $108 million compared to the three months ended March 31, 2007, cost of sales increased by $34 million and operating and maintenance expense increased by $6 million, resulting in a net decrease of $148 million. The decrease was primarily driven by the following:

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

          Revenues for the three months ended March 31, 2008 increased by $131 million compared to the three months ended March 31, 2007, cost of sales increased by $122 million and operating and maintenance expense increased by $30 million, resulting in a net decrease of $21 million. The decrease was primarily driven by the following:

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

          Income Tax Benefit From Discontinued Operations

          We recorded an income tax benefit from discontinued operations of $1million and $1 million, respectively, during the three months ended March 31, 2008 and 2007. The effective rates for the three months ended March 31, 2008 and 2007 were 100 percent and 33 percent, respectively. FIN No. 18, “Accounting for Income Taxes in Interim Periods an interpretation of APB Opinion No. 28” requires a detailed methodology of allocating income taxes between continuing and discontinued operations. This methodology often results in an effective rate for discontinued operations significantly different from the statutory rate of 35 percent.

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

     Regulatory Matters

          Climate Change and Greenhouse Gases. The federal government, and many states where we have generation facilities, are considering or implementing regulatory programs intended to reduce emissions of CO2 as a means of addressing climate change issues. The adoption of regulatory programs mandating a substantial reduction in C02 emissions may have a significant impact on us and others in the power generating industry. However, at this time, we are unable to provide an accurate assessment of the extent of the impact that CO2 emission reduction programs will have on us. Any CO2 emission limits that are implemented, whether by the federal or state governments, could have the effect of altering the manner in which generating facilities are dispatched. The extent to which the costs of meeting mandated emission reductions would be borne by power generators, or the ultimate users of electricity, is not known. The specific requirements and timing of any future federal program to regulate CO2 emissions cannot be confidently predicted at this time; however, various states where we have generating facilities have proposed or are in the process of considering or developing regulatory programs to limit CO2 emissions.

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

          The net risk management liability of $403 million is the aggregate of the following line items on our unaudited condensed consolidated balance sheets: Current Assets—Assets from risk-management activities, Other Assets—Assets from risk-management activities, Current Liabilities—Liabilities from risk-management activities and Other Liabilities—Liabilities from risk-management activities. During the period from December 31, 2007 to March 31, 2008, our Current Assets—Assets from risk-management activities and Current Liabilities—Liabilities from risk-management activities increased by $1.4 billion and $1.6 billion, respectively. This increase was primarily a result of increased volumes of purchases and sales of commodities via financial instruments. These amounts are reflected gross on our condensed consolidated balance sheets, as we do not offset fair value amounts recognized for derivative instruments executed with the same counterparties under a master netting agreement. However, a substantial portion of the financial instruments are with the same counterparty, resulting in a significantly smaller increase in our net risk-management liability, as denoted above. For further information regarding our counterparty credit exposure associated with risk-management accounts, please see Item 3. Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.

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

Cash Flow Components of Net Risk-Management Liabilities

	Three Months Ended March 31, 2008	Nine Months Ended December 31, 2008	Total 2008	2009	2010	2011	2012	Thereafter

	(in millions)
March 31, 2008 (1)	$(6)	$(225)	$(231)	$(80)	$(14)	$1	$1	$5
December 31, 2007			(28)	(27)	(12)	2	1	5

Increase (decrease)			$(203)	$(53)	$(2)	$(1)	$—	$—

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

UNCERTAINTY OF FORWARD-LOOKING STATEMENTS AND INFORMATION

          This Form 10-Q/A includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” by both Dynegy and DHI. All statements included or incorporated by reference in this quarterly report, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate”, “estimate”, “project”, “forecast”, “plan”, “may”, “will”, “should”, “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

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

          In connection with the restatement of our unaudited condensed consolidated financial statements for the quarter ended March 31, 2008 to correct a misstatement of revenues that was offset in cost of sales, we reevaluated our disclosure controls and procedures. In connection with the preparation of this Form 10-Q/A, an evaluation of the effectiveness of the design and operation of the consolidated enterprise’s disclosure controls and procedures was carried out under the supervision and with the participation of Dynegy’s and DHI’s management, including their Chief Executive Officer and their Chief Financial Officer. In making this evaluation, our management considered the material weakness below. Based on this evaluation, Dynegy’s and DHI’s CEO and CFO concluded that Dynegy’s and DHI’s disclosure controls and procedures were not effective as of March 31, 2008.

          Notwithstanding the material weakness that existed at March 31, 2008, management believes, based on its knowledge, that the financial statements and other financial information included in this report, fairly present, in all material respects in accordance with GAAP, our financial condition, results of operations and cash flows as of and for the periods presented in this report.

     Material Weakness Related to Revenues and Cost of Sales

          Subsequent to the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2008, we identified a misstatement of revenues that was offset in cost of sales for the three months ended March 31, 2008. Accordingly, in this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements. For further information, please see the Introductory Note in the accompanying unaudited condensed consolidated financial statements.

          As a result of this misstatement, we have concluded that we did not maintain effective controls as of March 31, 2008 over the accuracy of our revenues and cost of sales amounts. Our processes, procedures and controls related to the calculation and analysis of the presentation of revenues and cost of sales related to energy trading activities on a net basis were not effective to ensure that the revenues and cost of sales amounts were accurately reflected in the financial statements at March 31, 2008. This control deficiency resulted in the restatement of our March 31, 2008 financial statements by a material amount. Therefore, we concluded that this control deficiency, as of March 31, 2008, constitutes a material weakness.

          In order to remediate this material weakness, we have implemented the following steps: (i) further formalized and documented the change management procedures surrounding the quarterly revenue netting calculation; (ii) expanded the management review of the calculation; and (iii) formalized and documented additional analysis to be performed on our revenues and cost of sales amounts.

     Changes in Internal Controls Over Financial Reporting

          Other than as noted above in this Item 4, there were no changes in the consolidated enterprise’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the consolidated enterprise’s internal control over financial reporting during the first quarter 2008.

DYNEGY INC. and DYNEGY HOLDINGS INC.

PART II. OTHER INFORMATION

Item 6—EXHIBITS—DYNEGY INC. AND DYNEGY HOLDINGS INC.

          The following documents are included as exhibits to this Form 10-Q/A:

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

*10.3	Dynegy Inc. Change in Control Severance Pay Plan effective April 3, 2008.

10.4

Dynegy Excise Tax Reimbursement Policy, effective January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on January 4, 2008, File No. 001-33443).

*10.5	Form of Non-Qualified Stock Option Award Agreement Between Dynegy Inc., all of its affiliates and Bruce A. Williamson.

*10.6	Form of Non-Qualified Stock Option Award Agreement Between Dynegy Inc., all of its affiliates and Jason Hochberg.

*10.7	Form of Restricted Stock Award Agreement between Dynegy Inc., all of its affiliates and Bruce A. Williamson.

*10.8	Form of Restricted Stock Award Agreement between Dynegy Inc., all of its affiliates and Jason Hochberg.

*10.9	Form of Performance Award Agreement between Dynegy Inc., all of its affiliates and Bruce A. Williamson.

*10.10	Form of Performance Award Agreement between Dynegy Inc., all of its affiliates and Jason Hochberg.

*10.11	Form of Non-Qualified Stock Option Award Agreement.

*10.12	Form of Restricted Stock Award Agreement (Managing Director and Above).

*10.13	Form of Restricted Stock Award Agreement (Directors and Below).

*10.14	Form of Performance Award Agreement.

*10.15	Twelfth Amendment to the Dynegy Inc. 401(K) Savings Plan.

*10.16	Thirteenth Amendment to the Dynegy Inc. 401(K) Savings Plan.

Exhibit Number	Description

*10.17	Fourteenth Amendment to the Dynegy Inc. 401(K) Savings Plan.

*10.18	Fifteenth Amendment to the Dynegy Inc. 401(K) Savings Plan

*10.19	Sixth Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan

*10.20	Seventh Amendment to the Dynegy Northeast Generation, Inc. Savings Incentive Plan

*10.21	Ninth Amendment to the Dynegy Midwest Generation, Inc. 401(K) Savings Plan

*10.22	Ninth Amendment to the Dynegy Midwest Generation, Inc. 401(K) Savings Plan for Employees Covered Under a Collective Bargaining Agreement

*10.23	Ninth Amendment to the Extant, Inc. 401(K) Plan

*10.24	Tenth Amendment to the Extant, Inc. 401(K) Plan

*10.25	Tenth Amendment to the Dynegy Inc. Retirement Plan

*10.26	Eleventh Amendment to the Dynegy Inc. Retirement Plan

*10.27	Twelfth Amendment to the Dynegy Inc. Retirement Plan

*10.28	Thirteenth Amendment to the Dynegy Inc. Retirement Plan

*10.29	Fourteenth Amendment to the Dynegy Inc. Retirement Plan

*10.30	Seventh Amendment to the Dynegy Midwest Generation, Inc. Retirement Income Plan for Employees Covered Under a Collective Bargaining Agreement

*10.31	Eighth Amendment to the Dynegy Northeast Generation, Inc. Retirement Income Plan

*10.32	Ninth Amendment to the Dynegy Northeast Generation, Inc. Retirement Income Plan

*10.33	Amended and Restated Dynegy Inc. Severance Pay Plan

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.1(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2(a)	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

†32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.1(a)	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2(a)	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 8, 2008.

**	Filed herewith.

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

DYNEGY INC.

Date: July 25, 2008	By:	/s/ HOLLI C. NICHOLS

Holli C. Nichols
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

DYNEGY HOLDINGS INC.

Date: July 25, 2008	By:	/s/ HOLLI C. NICHOLS

Holli C. Nichols
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)