Form 10-Q
period 2010-03-31
DYNEGY HOLDINGS INC; DYNEGY INC.
filed 2010-05-10
CIK 1105055, 1379895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of Dynegy Inc.’s classes of common stock, as of the latest practicable date: Class A common stock, $0.01 par value per share, 601,705,975 shares outstanding as of May 3, 2010; Class B common stock, $0.01 par value per share, zero shares outstanding as of May 3, 2010.  All of Dynegy Holdings Inc.’s outstanding common stock is owned by Dynegy Inc.

This combined Form 10-Q is separately filed by Dynegy Inc. and Dynegy Holdings Inc.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DYNEGY INC. and DYNEGY HOLDINGS INC.

EXPLANATORY NOTE

This report includes the combined filing of Dynegy Inc. (“Dynegy”) and Dynegy Holdings Inc. (“DHI”).  DHI is the principal subsidiary of Dynegy, providing nearly 100 percent of Dynegy’s total consolidated revenue for the three-month period ended March 31, 2010 and constituting nearly 100 percent of Dynegy’s total consolidated asset base as of March 31, 2010.  Unless the context indicates otherwise, throughout this report, the terms “the Company”, “we”, “us”, “our” and “ours” are used to refer to both Dynegy and DHI and their direct and indirect subsidiaries.  Discussions or areas of this report that apply only to Dynegy or DHI are clearly noted in such section.

DEFINITIONS

As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

BART	Best Available Retrofit Technology
BTA	Best technology available
CAA	Clean Air Act
CAISO	The California Independent System Operator
CCR	Coal Combustion Residuals
CFTC	Commodity Futures Trading Commission
CO2	Carbon Dioxide
CUSA	Chevron U.S.A. Inc., a wholly owned subsidiary of Chevron Corporation
DHI	Dynegy Holdings Inc., Dynegy’s primary financing subsidiary
DMSLP	Dynegy Midstream Services L.P.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles of the United States of America
GEN	Our power generation business
GEN-MW	Our power generation business - Midwest segment
GEN-NE	Our power generation business - Northeast segment
GEN-WE	Our power generation business - West segment
GHG	Greenhouse Gas
ICC	Illinois Commerce Commission
IMA	In-market asset availability
ISO	Independent System Operator
ISO-NE	Independent System Operator New England
MISO	Midwest Independent Transmission Operator, Inc.
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt hour
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRG	NRG Energy, Inc.
NYISO	New York Independent System Operators
NYSDEC	New York State Department of Environmental Conservation
OAL	Office of Administrative Law
PJM	PJM Interconnection, LLC
PPEA	Plum Point Energy Associates, LLC
RCRA	Resource Conservation and Recovery Act
RMR	Reliability Must Run
RSG	Revenue Sufficiency Guarantee
SCEA	Sandy Creek Energy Associates, LP
SC Services	Sandy Creek Services, LLC
SEC	U.S. Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SPDES	State Pollutant Discharge Elimination System
VaR	Value at Risk
VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS—DYNEGY INC. AND DYNEGY HOLDINGS INC.

DYNEGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$688	$471
Restricted cash and investments	112	78
Short-term investments	114	9
Accounts receivable, net of allowance for doubtful accounts of $36 and $22, respectively	164	212
Accounts receivable, affiliates	2	2
Inventory	138	141
Assets from risk-management activities	1,746	713
Deferred income taxes	7	6
Broker margin account	—	286
Prepayments and other current assets	126	120
Total Current Assets	3,097	2,038
Property, Plant and Equipment	8,548	9,071
Accumulated depreciation	(2,026)	(1,954)
Property, Plant and Equipment, Net	6,522	7,117
Other Assets
Restricted cash and investments	859	877
Assets from risk-management activities	430	163
Intangible assets	177	380
Other long-term assets	372	378
Total Assets	$11,457	$10,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$124	$181
Accounts payable, affiliates	4	—
Accrued interest	111	36
Accrued liabilities and other current liabilities	148	127
Liabilities from risk-management activities	1,532	696
Notes payable and current portion of long-term debt	63	807
Total Current Liabilities	1,982	1,847
Long-term debt	4,575	4,575
Long-term debt, affiliates	200	200
Long-Term Debt	4,775	4,775
Other Liabilities
Liabilities from risk-management activities	374	213
Deferred income taxes	878	780
Other long-term liabilities	346	359
Total Liabilities	8,355	7,974
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Class A Common Stock, $0.01 par value, 2,100,000,000 shares authorized at March 31, 2010 and December 31, 2009; 604,496,381 and 603,577,577 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	6	6
Additional paid-in capital	6,058	6,056
Subscriptions receivable	(2)	(2)
Accumulated other comprehensive loss, net of tax	(71)	(150)
Accumulated deficit	(2,818)	(2,937)
Treasury stock, at cost, 2,890,833 and 2,788,383 shares at March 31, 2010 and December 31, 2009, respectively	(71)	(71)
Total Dynegy Inc. Stockholders’ Equity	3,102	2,902
Noncontrolling interests	—	77
Total Stockholders’ Equity	3,102	2,979
Total Liabilities and Stockholders’ Equity	$11,457	$10,953

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues	$858	$904
Cost of sales	(308)	(378)
Operating and maintenance expense, exclusive of depreciation and amortization shown separately below	(113)	(115)
Depreciation and amortization expense	(75)	(86)
Goodwill impairments	—	(433)
General and administrative expenses	(31)	(38)

Operating income (loss)	331	(146)
Earnings (losses) from unconsolidated investments	(34)	8
Interest expense	(89)	(98)
Other income and expense, net	1	4

Income (loss) from continuing operations before income taxes	209	(232)
Income tax expense (Note 13)	(65)	(91)

Income (loss) from continuing operations	144	(323)
Income (loss) from discontinued operations, net of tax benefit of zero and $6, respectively (Note 2)	1	(14)

Net income (loss)	145	(337)
Less: Net loss attributable to the noncontrolling interests	—	(2)

Net income (loss) attributable to Dynegy Inc.	$145	$(335)

Earnings (Loss) Per Share (Note 10):
Basic earnings (loss) per share:
Earnings (loss) from continuing operations attributable to Dynegy Inc.	$0.24	$(0.38)
Loss from discontinued operations attributable to Dynegy Inc.	—	(0.02)
Basic earnings (loss) per share attributable to Dynegy Inc.	$0.24	$(0.40)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations attributable to Dynegy Inc.	$0.24	$(0.38)
Loss from discontinued operations attributable to Dynegy Inc.	—	(0.02)
Diluted earnings (loss) per share attributable to Dynegy Inc.	$0.24	$(0.40)

Basic shares outstanding	599	841
Diluted shares outstanding	604	843

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$145	$(337)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	79	94
Goodwill impairments	—	433
Impairment and other charges, exclusive of goodwill impairments shown separately above	—	5
(Earnings) losses from unconsolidated investments, net of cash distributions	34	(8)
Risk-management activities	(253)	(168)
Deferred income taxes	62	79
Other	12	16
Changes in working capital:
Accounts receivable	47	56
Inventory	1	(6)
Broker margin account	310	(36)
Prepayments and other assets	(12)	(2)
Accounts payable and accrued liabilities	31	42
Changes in non-current assets	2	(7)
Changes in non-current liabilities	—	4
Net cash provided by operating activities	458	165

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(101)	(138)
Unconsolidated investments	—	1
Distribution from short-term investments	9	8
Purchases of marketable securities	(114)	—
Increase in restricted cash	(35)	(32)
Net cash used in investing activities	(241)	(161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net	—	25
Net cash provided by financing activities	—	25

Net increase in cash and cash equivalents	217	29
Cash and cash equivalents, beginning of period	471	693
Cash and cash equivalents, end of period	$688	$722

Other non-cash investing activity:
Non-cash capital expenditures	$9	$23
Non-cash unconsolidated investment	$15	$—

See the notes to condensed consolidated financial statements.

DYNEGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited) (in millions)

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$145	$(337)
Cash flow hedging activities, net:
Unrealized mark-to-market gains arising during period, net	—	34
Deferred losses on cash flow hedges, net	—	(3)

Changes in cash flow hedging activities, net (net of tax expense of zero and $9, respectively)	—	31
Amortization of unrecognized prior service cost and actuarial gain (loss) (net of tax expense of zero and $2)	2	(1)
Unconsolidated investments other comprehensive income, net (net of tax expense of zero and $1)	—	1

Other comprehensive income, net of tax	2	31

Comprehensive income (loss)	147	(306)
Less: Comprehensive income attributable to the noncontrolling interests	—	26

Comprehensive income (loss) attributable to Dynegy Inc.	$147	$(332)

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$635	$419
Restricted cash and investments	112	78
Short-term investments	114	8
Accounts receivable, net of allowance for doubtful accounts of $17 and $20, respectively	166	214
Accounts receivable, affiliates	2	2
Inventory	138	141
Assets from risk-management activities	1,746	713
Deferred income taxes	6	7
Broker margin account	—	286
Prepayments and other current assets	126	120
Total Current Assets	3,045	1,988
Property, Plant and Equipment	8,548	9,071
Accumulated depreciation	(2,026)	(1,954)
Property, Plant and Equipment, Net	6,522	7,117
Other Assets
Restricted cash and investments	859	877
Assets from risk-management activities	430	163
Intangible assets	177	380
Other long-term assets	372	378
Total Assets	$11,405	$10,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$124	$181
Accounts payable, affiliates	4	—
Accrued interest	111	36
Accrued liabilities and other current liabilities	148	128
Liabilities from risk-management activities	1,532	696
Notes payable and current portion of long-term debt	63	807
Total Current Liabilities	1,982	1,848
Long-term debt	4,575	4,575
Long-term debt, affiliates	200	200
Long-Term Debt	4,775	4,775
Other Liabilities
Liabilities from risk-management activities	374	213
Deferred income taxes	812	704
Other long-term liabilities	346	360
Total Liabilities	8,289	7,900
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Capital Stock, $1 par value, 1,000 shares authorized at March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	5,135	5,135
Affiliate receivable	(779)	(777)
Accumulated other comprehensive loss, net of tax	(71)	(150)
Accumulated deficit	(1,169)	(1,282)
Total Dynegy Holdings Inc. Stockholder’s Equity	3,116	2,926
Noncontrolling interests	—	77
Total Stockholders’ Equity	3,116	3,003
Total Liabilities and Stockholders’ Equity	$11,405	$10,903

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended March 31,
	2010	2009
Revenues	$858	$904
Cost of sales	(308)	(378)
Operating and maintenance expense, exclusive of depreciation and amortization shown separately below	(113)	(117)
Depreciation and amortization expense	(75)	(86)
Goodwill impairments	—	(433)
General and administrative expenses	(31)	(38)

Operating income (loss)	331	(148)
Earnings (losses) from unconsolidated investments	(34)	7
Interest expense	(89)	(98)
Other income and expense, net	1	4

Income (loss) from continuing operations before income taxes	209	(235)
Income tax expense (Note 13)	(72)	(88)

Income (loss) from continuing operations	137	(323)
Income (loss) from discontinued operations, net of tax benefit of zero and $6, respectively (Note 2)	1	(14)

Net income (loss)	138	(337)
Less: Net loss attributable to the noncontrolling interests	—	(2)

Net income (loss) attributable to Dynegy Holdings Inc.	$138	$(335)

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$138	$(337)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	79	94
Goodwill impairments	—	433
Impairment and other charges, exclusive of goodwill impairments shown separately above	—	5
(Earnings) losses from unconsolidated investments, net of cash distributions	34	(7)
Risk-management activities	(253)	(168)
Deferred income taxes	73	80
Other	11	16
Changes in working capital:
Accounts receivable	47	56
Inventory	1	(6)
Broker margin account	310	(36)
Prepayments and other assets	(12)	(2)
Accounts payable and accrued liabilities	31	58
Changes in non-current assets	2	(7)
Changes in non-current liabilities	—	4
Net cash provided by operating activities	461	183

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(101)	(138)
Distribution from short-term investments	8	8
Purchases of marketable securities	(114)	—
Increase in restricted cash	(35)	(32)
Affiliate transactions	(3)	(2)
Net cash used in investing activities	(245)	(164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net	—	25
Dividend to affiliate	—	(175)
Net cash used in financing activities	—	(150)

Net increase (decrease) in cash and cash equivalents	216	(131)
Cash and cash equivalents, beginning of period	419	670
Cash and cash equivalents, end of period	$635	$539

Other non-cash investing activity:
Non-cash capital expenditures	$9	$23
Non-cash unconsolidated investment	$15	$—

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited) (in millions)

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$138	$(337)
Cash flow hedging activities, net:
Unrealized mark-to-market gains arising during period, net	—	34
Deferred losses on cash flow hedges, net	—	(3)

Changes in cash flow hedging activities, net (net of tax expense of zero and $9, respectively)	—	31
Amortization of unrecognized prior service cost and actuarial gain (loss) (net of tax expense of zero and $2)	2	(1)
Unconsolidated investments other comprehensive income, net (net of tax expense of zero and $1)	—	1

Other comprehensive income, net of tax	2	31

Comprehensive income (loss)	140	(306)
Less: Comprehensive income attributable to the noncontrolling interests	—	26

Comprehensive income (loss) attributable to Dynegy Holdings Inc.	$140	$(332)

See the notes to condensed consolidated financial statements.

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

Note 1—Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC.  The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read together with the consolidated financial statements and notes thereto included in Dynegy’s and DHI’s Form 10-K for the year ended December 31, 2009 filed on February 25, 2010, which we refer to as each registrant’s “Form 10-K”.

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

Marketable Securities.  Short-term investments consist of highly liquid investments, primarily U.S. Treasury, U.S. Agency and corporate debt securities, with original maturities over three months from the date of purchase.  Our investment policy restricts investments to high credit quality investments with limits on the length to maturity and the amount invested with any one issuer.  Debt securities which we have the ability and positive intent to hold to maturity are carried at amortized cost, net of unamortized premiums and unaccreted discounts, which approximates fair value.  At March 31, 2010, we did not hold any short-term investments that were classified as held-to-maturity.

Debt securities not held-to-maturity are classified as available for sale and are recorded at fair value.  Unrealized gains and losses, after applicable taxes, resulting from changes in fair value are recorded as a component of Other comprehensive income (loss).

Declines in the value of individual equity securities that are considered other than temporary result in write-downs to the individual securities to their fair value and the write-downs are included in the condensed consolidated statements of operations.  Declines in debt securities held-to-maturity and available for sale, that are considered other than temporary, result in write-downs when it is more likely than not that we will sell the securities before we recover our cost.  If we do not intend to sell an impaired debt security but do not expect to recover its cost, we determine whether a credit loss exists, and if so, the credit loss is recognized in the condensed consolidated statements of operations and any remaining impairment is recognized in Other comprehensive income (loss). The review for other-than-temporary declines considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment for a period of time sufficient to allow for recovery.

We consider all available for sale securities, including those with maturity dates beyond twelve months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets.  As of March 31, 2010, we held $114 million of available for sale securities with maturity dates within one year.

Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in Other income and expense, net using the interest method over the lives of the securities, adjusted for actual prepayments.  Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in Other income and expense, net.

Accounting Principle Adopted

Variable Interest Entities.  On January 1, 2010, we adopted Accounting Standards Update (“ASU”) No. 2009-17—Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”).  This guidance replaces the previous quantitative-based analysis for determining the primary beneficiary of a variable interest entity with a framework that is based on qualitative judgments.  The new guidance identifies the primary beneficiary of a variable interest entity as the party that both: (i) has the power to direct the activities of a variable interest entity that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the variable interest entity.  As a result of applying this guidance, we have determined that we are not the primary beneficiary of PPEA Holding Company, LLC (“PPEA Holding”) because we lack the power to direct the activities that most significantly impact PPEA Holding’s economic performance.  The activities that most significantly impact PPEA Holding’s economic performance are changes to the costs to complete the facility, modifications to the off-take agreements, and/or changes in the financing structure.  As the PPEA Holding Company, LLC Agreement currently requires that those activities be approved by all members, the power to direct these activities is shared with the other owners of PPEA Holding and the participants in the 665 MW coal-fired power generation facility (the “Plum Point Project”).  We have historically consolidated PPEA Holding in our consolidated financial statements.

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

The adoption of ASU No. 2009-17 resulted in a deconsolidation of our investment in PPEA Holding, which resulted in the cumulative effect of a change in accounting principle of approximately $41 million ($25 million after tax), which was recorded as an increase in Accumulated deficit on our unaudited condensed consolidated balance sheets as of January 1, 2010.  This pre-tax charge reflects the difference in the assets, liabilities and equity (including Other comprehensive loss) that we have historically included in our consolidated balance sheets and the carrying value of the equity investment and related accumulated other comprehensive loss that we would have recorded had we accounted for our investment in PPEA Holding as an equity method investment since April 2, 2007, the date we acquired an interest in PPEA Holding.  On January 1, 2010, we recorded an equity investment of approximately $19 million and accumulated other comprehensive loss of approximately $29 million ($17 million after tax).  The $19 million equity investment balance at January 1, 2010 reflects the fair value of our investment at that date, after an other than temporary pre-tax impairment charge of approximately $32 million that would have been recorded in 2009 had we accounted for our investment in PPEA Holding as an equity investment at that time.  Our assessment of the fair value of our investment in PPEA Holding at January 1, 2010 reflects the risk associated with PPEA Holding’s financing arrangement at that date.  Please read Note 6— Fair Value Measurements for further discussion about the assumptions used to determine the fair value of our investment as of January 1, 2010.  Please read Note 17—Debt—Plum Point (including PPEA Credit Agreement Facility and PPEA Tax Exempt Bonds) and Note 14—Variable Interest Entities—PPEA Holding Company, LLC in our Form 10-K for further discussion.  Summarized aggregate financial information for PPEA Holding, included in our December 31, 2009 consolidated balance sheets, is included below (in millions):

Current assets	$6
Property, plant and equipment, net	611
Intangible asset	190
Other non-current asset	20
Total assets	827
Current portion of long-term debt	744
Current liabilities	74
Noncontrolling interest	77
Accumulated other comprehensive loss	(157)

The adoption of ASU No. 2009-17 had no impact on our investment in the Hydroelectric Generation Facilities.  Please read Note 8—Variable Interest Entities—Hydroelectric Generation Facilities for further discussion.

Disclosures about Fair Value Measurements.  On January 1, 2010, we adopted ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  Please read Note 6—Fair Value Measurements for further discussion.

Note 2—Dispositions and Discontinued Operations

Dispositions

LS Power Transactions.  We consummated our transactions (the “LS Power Transactions”) with LS Power Partners, L.P. and certain of its affiliates (“LS Power”) in two parts, with the issuance of $235 million of notes by DHI on December 1, 2009, and the remainder of the transactions closing on November 30, 2009.  Please read Note 18—Related Party Transactions in our Form 10-K for further discussion of these transactions.

Discontinued Operations

Arlington Valley, Griffith and Bluegrass.  On November 30, 2009, we completed the sale of our interests in the Arlington Valley and Griffith power generation assets (collectively, the “Arizona power generation facilities”) and Bluegrass power generation facility as part of the LS Power Transactions.

The Arizona power generation facilities, as well as our Bluegrass facility, met the criteria of held for sale during the third quarter 2009.  At that time, we discontinued depreciation and amortization of the Arizona power generation facilities’ and Bluegrass’ property, plant and equipment.  Depreciation and amortization expense related to the Arizona power generation facilities totaled approximately $5 million in the three-month period ended March 31, 2009.  Depreciation and amortization expense related to Bluegrass totaled approximately $1 million in the three-month period ended March 31, 2009.  We recorded an impairment charge of $5 million related to the Bluegrass facility during the first quarter 2009.  We are reporting the results of operations for the Arizona power generation facilities and the Bluegrass power generation facility in discontinued operations for all periods presented.

Heard County.  On April 30, 2009, we completed our sale of our interest in the Heard County power generation facility for approximately $105 million.

Heard County was classified as held for sale during the first quarter 2009.  At that time, we discontinued depreciation and amortization of Heard County’s property, plant and equipment.  Depreciation and amortization expense related to Heard County totaled less than $1 million in the three-month period ended March 31, 2009.  We are reporting the results of Heard County’s operations in discontinued operations for all periods presented.

Summary.  The following table summarizes information related to both Dynegy’s and DHI’s discontinued operations:

	GEN-MW	GEN-WE	Total
	(in millions)
Three Months Ended March 31, 2010
Revenues	$—	$—	$—
Income from operations before taxes	—	1	1
Income from operations after taxes	—	1	1

Three Months Ended March 31, 2009
Revenues	$1	$1	$2
Loss from operations before taxes (1)	(6)	(14)	(20)
Loss from operations after taxes	(4)	(10)	(14)
__________
(1)	Includes $5 million of impairment charges related to our Bluegrass power generation facility in the GEN-MW segment.

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

Note 3—Noncontrolling Interests

On January 1, 2009, we adopted authoritative guidance which requires: (i) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; (iii) changes in a parent’s ownership interests that do not result in deconsolidation to be accounted for as equity transactions; and (iv) that a parent recognize a gain or loss in net income upon deconsolidation of a subsidiary, with any retained noncontrolling equity investment in the former subsidiary initially measured at fair value.  Effective January 1, 2010, with the deconsolidation of our investment in PPEA Holding, we no longer have income allocated to noncontrolling interest holders included in our consolidated statements of operations.  The following table presents the net loss attributable to Dynegy’s and DHI’s stockholders for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Dynegy Inc	Dynegy Holdings Inc
	(in millions)
Loss from continuing operations	$(321)	$(321)
Loss from discontinued operations, net of tax benefit of $6 and $6, respectively	(14)	(14)

Net loss	$(335)	$(335)

The following table presents a reconciliation of the carrying amount of total equity, equity attributable to Dynegy and the equity attributable to the noncontrolling interests at the beginning and the end of the three months ended March 31, 2009.  As a result of the deconsolidation of PPEA Holding, effective January 1, 2010, there are no longer any noncontrolling interests in any of our consolidated subsidiaries, and as such, no reconciliation is needed for the three months ended March 31, 2010.

	Controlling Interest	Noncontrolling Interest	Total
	(in millions)
December 31, 2008	$4,515	$(30)	$4,485
Net loss	(335)	(2)	(337)
Other comprehensive loss, net of tax:
Unrealized mark-to-market gains arising during period	4	30	34
Reclassification of mark-to-market (gains) losses to earnings	(1)	1	—
Deferred losses on cash flow hedges	—	(3)	(3)
Amortization of unrecognized prior service cost and actuarial loss	(1)	—	(1)
Unconsolidated investments other comprehensive loss	1	—	1

Total other comprehensive income, net of tax	3	28	31
Other equity activity:
Options and restricted stock granted	2	—	2
401(k) plan and profit sharing stock	1	—	1
Board of directors stock compensation	(2)	—	(2)

March 31, 2009	$4,184	$(4)	$4,180

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

The following table presents a reconciliation of the carrying amount of total equity, equity attributable to DHI and the equity attributable to the noncontrolling interest at the beginning and the end of the of the three months ended March 31, 2009.  As a result of the deconsolidation of PPEA Holding, effective January 1, 2010, there are no longer any noncontrolling interests in any of our consolidated subsidiaries, and as such, no reconciliation is needed for the three months ended March 31, 2010.

	Controlling Interest	Noncontrolling Interest	Total
	(in millions)
December 31, 2008	$4,613	$(30)	$4,583
Net loss	(335)	(2)	(337)
Other comprehensive loss, net of tax:
Unrealized mark-to-market gains arising during period	4	30	34
Reclassification of mark-to-market (gains) losses to earnings	(1)	1	—
Deferred losses on cash flow hedges	—	(3)	(3)
Amortization of unrecognized prior service cost and actuarial loss	(1)	—	(1)
Unconsolidated investments other comprehensive loss	1	—	1

Total other comprehensive income, net of tax	3	28	31
Other equity activity:
Dividend to Dynegy	(175)	—	(175)
Contribution from Dynegy	36	—	36
Affiliate activity	(2)	—	(2)

March 31, 2009	$4,140	$(4)	$4,136

Note 4—Investments

The amortized cost basis, unrealized gains and losses and fair values of investments in available for sale investments as of March 31, 2010, is shown in the table below:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available for Sale investments:
Commercial Paper	$14	$—	$—	$14
Certificates of Deposit	29	—	—	29
Corporate Securities	11	—	—	11
U.S. Treasury and Government Securities	60	—	—	60

Total	$114	$—	$—	$114

Note 5—Risk Management Activities, Derivatives and Financial Instruments

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

Our commodity risk management strategy gives us the flexibility to sell energy and capacity through a combination of spot market sales and near-term contractual arrangements (generally over a rolling 1 to 3 year time frame).  Our commodity risk management goal is to increase predictability of cash flows in the near-term while keeping the ability to capture value from rising commodity prices that are anticipated over the longer term.  Many of our contractual arrangements are derivative instruments and must be accounted for at fair value.  We also manage commodity price risk by entering into capacity forward sales arrangements, tolling arrangements, RMR contracts, fixed price coal purchases and other arrangements that do not receive fair value accounting treatment because these arrangements do not meet the definition of a derivative or are designated as “normal purchase normal sales.”  As a result, the gains and losses with respect to these arrangements are not reflected in the unaudited condensed consolidated statements of operations until the settlement dates.

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

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

The following disclosures and tables present information concerning the impact of derivative instruments on our unaudited condensed consolidated balance sheets and statements of operations.  In the table below, commodity contracts primarily consist of derivative contracts related to our power generation business that we have not designated as accounting hedges, that are entered into for purposes of hedging future fuel requirements and sales commitments and securing commodity prices.  Interest rate contracts primarily consist of derivative contracts related to managing our interest rate risk.  As of March 31, 2010, our commodity derivatives were comprised of both long and short positions; a long position is a contract to purchase a commodity, while a short position is a contract to sell a commodity.  As of March 31, 2010, we had net long/(short) commodity derivative contracts outstanding and notional interest rate swaps outstanding in the following quantities:

Contract Type	Hedge Designation	Quantity	Unit of Measure	Net Fair Value
		(in millions)		(in millions)
Commodity contracts:
Electric energy (1)	Not designated	(94)	MW	$495
Natural gas (1)	Not designated	248	MMBtu	$(237)
Heat rate derivatives	Not designated	(5)/39	MW/MMBtu	$20
Other (2)	Not designated	1	Misc.	$(8)

Interest rate contracts:
Interest rate swaps	Fair value hedge	(25)	Dollars	$2
Interest rate swaps	Not designated	231	Dollars	$(16)
Interest rate swaps	Not designated	(206)	Dollars	$14
_______
(1)	Mainly comprised of swaps, options and physical forwards.
(2)	Comprised of emissions, coal, crude oil, fuel oil options, swaps and physical forwards.

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

As a result, our consolidated balance sheets present derivative assets and liabilities, as well as related Daily Cash Settlements, on a gross basis.  As of March 31, 2010, the net value of our transactions with a futures clearing manager totaled a liability of $24 million, which is included in Accrued liabilities on our consolidated balance sheets.  Approximately $152 million of Collateral was more than offset by approximately $175 million of Daily Cash Settlements due to the broker.  As of December 31, 2009, of the approximately $286 million included in Broker margin account on our consolidated balance sheets, approximately $288 million represented Collateral, offset by approximately $2 million representing Daily Cash Settlements.

The following table presents the fair value and balance sheet classification of derivatives in the unaudited condensed consolidated balance sheet as of March 31, 2010, and December 31, 2009 segregated between designated, qualifying hedging instruments and those that are not, and by type of contract segregated by assets and liabilities.

Contract Type	Balance Sheet Location	March 31, 2010	December 31, 2009
		(in millions)
Derivatives designated as hedging instruments:
Derivative Assets:
Interest rate contracts	Assets from risk management activities	$2	$2
Derivative Liabilities:
Interest rate contracts	Liabilities from risk management activities	—	—

Total derivatives designated as hedging instruments		2	2

Derivatives not designated as hedging instruments:
Derivative Assets:
Commodity contracts	Assets from risk management activities	2,160	861
Interest rate contracts	Assets from risk management activities	14	13
Derivative Liabilities:
Commodity contracts	Liabilities from risk management activities	(1,890)	(844)
Interest rate contracts	Liabilities from risk management activities	(16)	(65)

Total derivatives not designated as hedging instruments		268	(35)

Total derivatives, net		$270	$(33)

Impact of Derivatives on the Consolidated Statements of Operations

The following discussion and tables present the disclosure of the location and amount of gains and losses on derivative instruments in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 segregated between designated, qualifying hedging instruments and those that are not, by type of contract.

Cash Flow Hedges.  We enter into financial derivative instruments that qualify, and that we may elect to designate, as cash flow hedges.  Interest rate swaps have been used to convert floating interest rate obligations to fixed interest rate obligations.

In 2007, a formerly consolidated variable interest entity, PPEA, entered into three interest rate swap agreements which were designated as cash flow hedges.  PPEA Holding was deconsolidated on January 1, 2010 upon adoption of ASU No. 2009-17, and therefore these instruments are not reflected in our consolidated risk management accounts at March 31, 2010.  Please read Note 1—Accounting Policies—Accounting Policies Adopted—Variable Interest Entities for further discussion.

During the three months ended March 31, 2010 and 2009, we recorded no income related to ineffectiveness from changes in fair value of derivative positions and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows in either of the periods.  During the three months ended March 31, 2010 and 2009, no amounts were reclassified to earnings in connection with forecasted transactions that were considered probable of not occurring.

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

The balance in cash flow hedging activities within Accumulated other comprehensive loss, net at March 31, 2010, representing our share of the historical cash flow hedging activities of PPEA under the equity method, is expected to be reclassified to future earnings when the forecasted hedged transaction impacts earnings.  Approximately $2 million is currently estimated to be reclassified into earnings over the 12-month period ending March 31, 2011.  The actual amounts that will be reclassified to earnings over this period and beyond could vary materially from this estimated amount as a result of changes in market prices, hedging strategies, the probability of forecasted transactions occurring and other factors.

The amount of gain recognized in Other comprehensive loss on the effective portion of interest rate derivatives for the three months ended March 31, 2009 was $34 million.  As of July 28, 2009, these derivatives no longer qualified for cash flow hedge accounting, and therefore, no additional gains or losses have been recognized in Other comprehensive loss since that date.  During the three months ended March 31, 2010 and 2009, zero and $1 million, respectively, of losses were reclassified from Accumulated other comprehensive loss into earnings.

Fair Value Hedges.  We also enter into derivative instruments that qualify, and that we may elect to designate, as fair value hedges.  We use interest rate swaps to convert a portion of our non-prepayable fixed-rate debt into floating-rate debt.  The maximum length of time for which we have hedged our exposure for fair value hedges is through 2011.  During the three months ended March 31, 2010 and 2009, there was no ineffectiveness from changes in the fair value of hedge positions and no amounts were excluded from the assessment of hedge effectiveness.  During three months ended March 31, 2010 and 2009, there were no gains or losses related to the recognition of firm commitments that no longer qualified as fair value hedges.

The impact of interest rate swap contracts designated as fair value hedges and the related hedged item on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 was immaterial.

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

For the three-month period ended March 31, 2010, our revenues included approximately $253 million of mark-to-market gains related to this activity compared to $168 million of mark-to-market gains in the same period in the prior year.

The impact of derivative financial instruments that have not been designated as hedges on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 is presented below.  Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments.  Therefore, this presentation is not indicative of the economic gross profit we expect to realize when the underlying physical transactions settle.
		Amount of Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	2010	2009
		(in millions)
Commodity contracts	Revenues	$325	$266
Interest rate contracts	Interest expense	—	(1)

Note 6—Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$1,142	$108	$1,250
Natural gas derivatives	—	864	5	869
Heat rate derivatives	—	—	22	22
Other derivatives	—	19	—	19

Total assets from commodity risk	—	2,025	135	2,160
Assets from interest rate swaps	—	16	—	16
Marketable securities:
Commercial paper	—	14	—	14
Certificates of deposit	—	29	—	29
Corporate securities	—	11	—	11
U.S. Treasury and government securities	—	60	—	60

Total marketable securities	—	114	—	114

Total—Dynegy and DHI	$—	$2,155	$135	$2,290

Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(717)	$(38)	$(755)
Natural gas derivatives	—	(1,106)	—	(1,106)
Heat rate derivatives	—	—	(2)	(2)
Other derivatives	—	(27)	—	(27)

Total liabilities from commodity risk	—	(1,850)	(40)	(1,890)
Liabilities from interest rate swaps	—	(16)	—	(16)

Total—Dynegy and DHI	$—	$(1,866)	$(40)	$(1,906)

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$442	$57	$499
Natural gas derivatives	—	302	5	307
Heat rate derivatives	—	—	19	19
Other derivatives	—	36	—	36

Total assets from commodity risk	—	780	81	861
Assets from interest rate swaps	—	15	—	15
Other—DHI (1)	—	8	—	8

Total—DHI	—	803	81	884
Other—Dynegy (1)	—	1	—	1

Total—Dynegy and DHI	$—	$804	$81	$885

Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(361)	$(51)	$(412)
Natural gas derivatives	—	(401)	—	(401)
Heat rate derivatives	—	—	(2)	(2)
Other derivatives	—	(29)	—	(29)

Total liabilities from commodity risk	—	(791)	(53)	(844)
Liabilities from interest rate swaps	—	(15)	(50)	(65)

Total—Dynegy and DHI	$—	$(806)	$(103)	$(909)
_______
(1)	Other represents short-term investments.

We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  For example, assets and liabilities from risk management activities may include exchange-traded derivative contracts and OTC derivative contracts.  Some exchange-traded derivatives are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these exchange-traded derivatives are classified within Level 2.  OTC derivative trading instruments include swaps, forwards, options and complex structures that are valued at fair value.  In certain instances, these instruments may utilize models to measure fair value.  Generally, we use a similar model to value similar instruments.  Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs.  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  Certain OTC derivatives trade in less active markets with a lower availability of pricing information.  In addition, complex or structured transactions, such as heat-rate call options, can introduce the need for internally-developed model inputs that might not be observable in or corroborated by the market.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.  We have consistently used this valuation technique for all periods presented.  Please read Note 2—Summary of Significant Accounting Policies—Fair Value Measurements in our Form 10-K for further discussion.

The following tables set forth a reconciliation of changes in the fair value of financial instruments classified as Level 3 in the fair value hierarchy:

	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Interest Rate Swaps	Total
	(in millions)
Balance at December 31, 2009	$6	$5	$17	$(50)	$(22)
Deconsolidation of Plum Point	—	—	—	50	50
Realized and unrealized gains, net	69	—	18	—	87
Purchases, issuances and settlements	(5)	—	(15)	—	(20)

Balance at March 31, 2010	$70	$5	$20	$—	$95

Unrealized gains relating to instruments still held as of March 31, 2010	$64	$—	$14	$—	$78

	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Interest Rate Swaps	Total
	(in millions)
Balance at December 31, 2008	$7	$7	$46	$—	$60
Realized and unrealized gains, net	—	(1)	(4)	—	(5)
Purchases, issuances and settlements	(6)	—	(16)	—	(22)

Balance at March 31, 2009	$1	$6	$26	$—	$33

Unrealized losses relating to instruments still held as of March 31, 2009	$(5)	$(1)	$(4)	$—	$(10)

Gains and losses (realized and unrealized) for Level 3 recurring items are included in Revenues on the unaudited condensed consolidated statements of operations.  We believe an analysis of instruments classified as Level 3 should be undertaken with the understanding that these items generally serve as economic hedges of our power generation portfolio.  We did not have any transfers between Level 1, Level 2 and Level 3 for the three months ended March 31, 2010 and 2009.

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

On January 1, 2009, we adopted authoritative guidance for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, which had been deferred under previous authoritative guidance.  The following table sets forth by level within the fair value hierarchy our fair value measurements with respect to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis as of March 31, 2009.  These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements as of March 31, 2009
	Level 1	Level 2	Level 3	Total	Total Losses
	(in millions)
Assets:
Goodwill	$—	$—	$—	$—	$(433)
Assets held and used	—	—	58	58	(5)

Total	$—	$—	$58	$58	$(438)

During the first quarter 2009, goodwill with a carrying amount of $433 million was written down to its implied fair value of zero.  In order to determine the fair value of our reporting units for purposes of calculating the implied fair value of goodwill, we placed equal weight on a market-based approach and an income approach valuation.  Our market-based approach compared our forecasted earnings and Dynegy’s market capitalization to those of similarly situated public companies by considering multiples of earnings.  Our income approach was based on a discounted cash flows model.  This approach used forward-looking projections of our estimated future operating results based on discrete financial forecasts developed by management for planning purposes.  Cash flows beyond the discrete forecasts were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and considered long-term earnings growth rates based on growth rates observed in the power sector.  As a result of this analysis, we recorded an impairment charge of $433 million, which is included in Goodwill impairments on our unaudited condensed consolidated statements of operations.

During the first quarter 2009, long-lived assets held and used with a carrying amount of $63 million were written down to their fair value of $58 million, resulting in an impairment charge of $5 million, which is included in Income (loss) from discontinued operations on our unaudited condensed consolidated statements of operations.

As discussed in Note 1—Accounting Policies—Accounting Policies Adopted—Variable Interest Entities, on January 1, 2010, we recorded an impairment of our investment in PPEA Holding as part of our cumulative effect of a change in accounting principle.  We determined the fair value of our investment using assumptions that reflect our best estimate of third party market participants’ considerations based on the facts and circumstances related to our investment at that time.  The fair value of our investment on January 1, 2010 is considered a Level 3 measurement as the fair value was determined based on probability weighted cash flows resulting from various alternative scenarios including no change in the financing structure, a restructuring of the project debt and insolvency.  These scenarios and the related probability weighting are consistent with the scenarios used at December 31, 2009 in our long-lived asset impairment analysis.  Please read Note 6—Impairment Charges—2009—Impairment Charges—Other in our Form 10-K.  At March 31, 2010, we fully impaired our investment in PPEA Holding due to the uncertainty and risk surrounding PPEA’s financing structure.  Please read Note 8—Variable Interest Entities—PPEA Holding Company, LLC for further discussion.

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

The carrying values of financial assets and liabilities, not presented in the table below, approximate fair values due to the short-term maturities of these instruments.

The fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes for the periods ending March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Interest rate derivatives designated as fair value accounting hedges (1)	$2	$2	$2	$2
Interest rate derivatives not designated as accounting hedges (1)	(2)	(2)	(52)	(52)
Commodity-based derivative contracts not designated as accounting hedges (1)	270	270	17	17
Term Loan B, due 2013	68	67	68	66
Term Facility, floating rate due 2013	850	838	850	814
Senior Notes and Debentures:
6.875 percent due 2011	81	80	81	82
8.75 percent due 2012	89	89	89	92
7.5 percent due 2015 (2)	765	639	764	737
8.375 percent due 2016 (3)	1,043	858	1,043	998
7.125 percent due 2018	172	122	172	140
7.75 percent due 2019	1,100	822	1,100	950
7.625 percent due 2026	171	109	171	119
Subordinated Debentures payable to affiliates, 8.316 percent, due 2027	200	115	200	107
PPEA Credit Agreement Facility, floating rate, due 2010 (4)	—	—	644	334
PPEA Tax Exempt Bonds, floating rate, due 2036 (4)	—	—	100	100
Sithe Senior Notes, 9.0 percent due 2013 (5)	299	296	300	294
Other (6)	114	114	9	9
__________
(1)	Included in both current and non-current assets and liabilities on the unaudited condensed consolidated balance sheets.
(2)	Includes unamortized discounts of $20 million and $21 million at March 31, 2010 and December 31, 2009, respectively.
(3)	Includes unamortized discounts of $4 million at March 31, 2010 and December 31, 2009.
(4)
As discussed in Note 1—Accounting Policies—Accounting Policies Adopted—Variable Interest Entities, effective January 1, 2010, we deconsolidated our investment in PPEA Holding, and as a result, PPEA’s debt is no longer included in our unaudited condensed consolidated balance sheets.

(5)	Includes unamortized premiums of $12 million and $13 million at March 31, 2010 and December 31, 2009, respectively.
(6)	Other represents short-term investments.

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

Note 7—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is included in Dynegy’s and DHI’s stockholders’ equity on our unaudited condensed consolidated balance sheets as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Cash flow hedging activities, net	$3	$(24)
Unrecognized prior service cost and actuarial loss, net	(57)	(59)
Accumulated other comprehensive loss—unconsolidated investments, net (1)	(17)	—

Accumulated other comprehensive loss, net of tax	(71)	(83)
Less: Accumulated other comprehensive income attributable to the noncontrolling interests (1)	—	67

Accumulated other comprehensive loss attributable to Dynegy and DHI, net of tax	$(71)	$(150)
__________
(1)
As discussed in Note 1—Accounting Policies—Accounting Policies Adopted—Variable Interest Entities, effective January 1, 2010, we deconsolidated our investment in PPEA Holding, and as a result, there are no longer any noncontrolling interests in any of our consolidated subsidiaries.

Note 8—Variable Interest Entities

Hydroelectric Generation Facilities.  In 2005, Dynegy acquired, as part of a larger purchase, four hydroelectric generation facilities in Pennsylvania, two of which we still own.  The entities owning these facilities meet the definition of VIEs.  In accordance with the purchase agreement, Exelon Corporation (“Exelon”) has the sole and exclusive right to direct our efforts to decommission, sell, or otherwise dispose of the hydroelectric facilities owned through the VIEs. Exelon is obligated to reimburse us for all costs, liabilities, and obligations of the entities owning these facilities, and to indemnify us with respect to the past and present assets and operations of the entities.  As a result, we are not the primary beneficiary of the entities and have not consolidated them.  There was no material change during the three months ended March 31, 2010.  Please see Note 14—Variable Interest Entities—Hydroelectric Generation Facilities in our Form 10-K for discussion of these entities.

PPEA Holding Company, LLC.  We own an approximate 37 percent interest in PPEA Holding, which through PPEA, its wholly-owned subsidiary, owns an approximate 57 percent undivided interest in the Plum Point Project, a power plant under construction in Mississippi County, Arkansas.  PPEA is financing its share of construction costs through debt financing.  Our obligation to PPEA Holding is limited to our funding commitment of approximately $15 million, which is secured by a letter of credit posted under our Credit Facility.  PPEA previously had a waiver for certain covenants required by its credit agreement.  This waiver expired on March 12, 2010.  As a result, PPEA’s credit agreement is currently in default.  Please read Note 17—Debt—Plum Point of our Form 10-K for further discussion.  In addition, Ambac, the guarantor of PPEA’s interest rate swaps, filed for rehabilitation on March 24, 2010.  As a result, PPEA’s interest rate swaps are also in default.  Please read Note 7—Risk Management Activities, Derivatives and Financial Instruments of our Form 10-K for further discussion.  On March 30, 2010, the lenders requested that PPEA post collateral of approximately $101 million.  PPEA does not have the liquidity to provide this collateral and did not comply with the request.  As a result of PPEA not responding to the collateral request, we became contractually required to fund the $15 million, if demanded by the lenders, pursuant to our funding commitment obligation under PPEA Sponsor Support Agreement. As such, the lenders have the contractual right to draw on our fully-funded letter of credit.  Therefore, on March 31, 2010, we have accrued a liability of approximately $15 million, which is included in Accrued liabilities and other current liabilities on our unaudited condensed consolidated balance sheets.  We expect the letter of credit to be drawn by the lenders in the near-term.

The carrying amount and classification of the amounts related to our investment in PPEA Holding included in our unaudited condensed consolidated balance sheet as of March 31, 2010 are included in the table below:

March 31, 2010
(in millions)
Unconsolidated investments	$—
Accrued liabilities and other current liabilities	15
Accumulated other comprehensive loss, net of tax	17

As stated above, PPEA’s credit facility is currently in default which provides the lenders the right to (i) cancel all commitments and elect not to make any additional loans under the credit facility; (ii) demand immediate payment of all accrued and unpaid interest and principal; and/or (iii) take possession of the PPEA’s interest in the Plum Point Project and related collateral.  Due to the uncertainty and risk surrounding PPEA’s financing structure as a result of events that occurred in March 2010, we concluded that there is an other-than-temporary impairment of our investment in PPEA Holding and fully impaired our equity investment at March 31, 2010. The impairment charge of approximately $37 million included in Losses from unconsolidated investments in our consolidated statements of operations includes the $15 million liability related to our fully-funded letter of credit.  Although our investment has been fully impaired, our maximum exposure to an accounting loss as a result of our investment in PPEA Holding is approximately $17 million, the amount currently deferred in Accumulated other comprehensive loss.  However, our obligation to provide support to PPEA Holding is limited to the $15 million fully-funded letter of credit discussed previously.  The impairment is a Level 3 non-recurring fair value measurement and reflects our best estimate of third party market participants’ considerations including probabilities related to restructuring of the project debt and potential insolvency.  Please read Note 6—Fair Value Measurements for further discussion.

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

Please read Note 1—Accounting Policies—Accounting Policies Adopted—Variable Interest Entities for further discussion.  There are no cross-default provisions related to the PPEA credit facility and our Credit Facility and other long-term debt.

Summarized aggregate financial information for unconsolidated equity investments and our equity share thereof was:

	Three Months Ended March 31, 2010
	Total	Equity Share
	(in millions)
Revenues	$—	$—
Operating income	(1)	—
Net income	9	3

Losses from unconsolidated investments for the three months ended March 31, 2010 were $34 million, which includes an impairment loss of $37 million, discussed above.  This impairment was partially offset by equity earnings of $3 million, comprised primarily of mark-to-market gains related to PPEA’s interest rate swaps, partly offset by financing expenses.

DLS Power Holdings and DLS Power Development.  In December 2008, Dynegy executed an agreement with LS Associates to dissolve DLS Power Holdings and DLS Power Development effective January 1, 2009.  Under the terms of the dissolution, Dynegy acquired exclusive rights, ownership and developmental control of substantially all repowering or expansion opportunities related to its existing portfolio of operating assets.  In the first quarter 2009, Dynegy subsequently contributed these assets to DHI.  LS Associates received approximately $19 million in cash from Dynegy on January 2, 2009, and acquired full ownership and developmental rights associated with various “greenfield” power generation and transmission development projects not related to Dynegy’s then existing operating portfolio of assets.

Note 9—Related Party Transaction

We previously held two investments in joint ventures in which LS Power or its affiliates were also investors.  DHI had 50 percent ownership interests in SCEA and SC Services, and subsidiaries of LS Power held the remaining 50 percent interests.  On November 30, 2009, we completed our previously announced agreement to sell our interests in SCH and SC Services to LS Power.  Please see Note 14—Variable Interest Entities—Sandy Creek Project in our Form 10-K for further discussion.

We also previously held two other investments in joint ventures in which LS Power or its affiliates were also investors.  Dynegy had 50 percent ownership interests in DLS Power Holdings and DLS Power Development.  Effective January 1, 2009, Dynegy and LS Power Associates, L.P. agreed to dissolve the two companies' development joint venture.

Under the terms of the dissolution, Dynegy acquired exclusive rights, ownership and developmental control of substantially all repowering or expansion opportunities related to its existing portfolio of operating assets, and subsequently contributed approximately $15 million of these assets and approximately $21 million of deferred tax assets associated with these assets to DHI.  As a result of the LS Power transaction, effective November 30, 2009, LS Power is no longer considered a related party.  Please read Note 14—Variable Interest Entities—DLS Power Holdings and DLS Power Development and Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions  in our Form 10-K for further discussion.

Other.  On January 8, 2009, DHI paid a dividend of $175 million to Dynegy.

Note 10—Dynegy’s Earnings (Loss) Per Share

Basic earnings (loss) per share represents the amount of earnings (losses) for the period attributable to each share of Dynegy common stock outstanding during the period.  Diluted earnings (loss) per share represents the amount of earnings (losses) for the period attributable to each share of Dynegy common stock outstanding during the period plus each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period.

The reconciliation of basic earnings (loss) per share from continuing operations to diluted earnings (loss) per share from continuing operations is shown in the following table:

	Three Months Ended March 31,
	2010	2009
	(in millions, except per share amounts)
Income (loss) from continuing operations	$144	$(323)
Less: Net loss attributable to the noncontrolling interest	—	(2)

Income (loss) from continuing operations attributable to Dynegy Inc. for basic and diluted loss per share	$144	$(321)

Basic weighted-average shares	599	841
Effect of dilutive securities:
Stock options and restricted stock	5	2

Diluted weighted-average shares	604	843

Earnings (loss) per share from continuing operations attributable to Dynegy Inc:
Basic	$0.24	$(0.38)

Diluted (1)	$0.24	$(0.38)
__________
(1)
Entities with a net loss from continuing operations are prohibited from including potential common shares in the computation of diluted per-share amounts.  Accordingly, Dynegy Inc. has utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three months ended March 31, 2009.

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

Note 11—Commitments and Contingencies

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

Gas Index Pricing Litigation.  We, several of our affiliates, our former joint venture affiliate and other energy companies were named as defendants in numerous lawsuits in state and federal court claiming damages resulting from alleged price manipulation and false reporting of natural gas prices to various index publications in the 2000-2002 timeframe.  Many of the cases have been resolved and those which remain are pending in Nevada federal district court.  Recent developments include:

•
In February 2007, the Tennessee state court dismissed a class action on defendants’ motion.  Plaintiffs appealed and, in October 2008, the appellate court reversed the dismissal.  Thereafter, defendants appealed to the Tennessee Supreme Court which, in April 2010, reversed the appellate court ruling and dismissed all of plaintiffs’ claims.  The decision is subject to appeal to the U.S. Supreme court.

•
In February 2008, the United States District Court in Las Vegas, Nevada granted defendants’ motion for summary judgment in a Colorado class action and, ultimately, dismissed the case and all of plaintiffs’ claims.  The decision is subject to appeal once the remaining defendants’ claims are adjudicated.

•
The remaining five cases, three of which seek class certification, are also pending in Nevada federal court.  All of the cases contain similar claims that individually, and in conjunction with other energy companies, we engaged in an illegal scheme to inflate natural gas prices in four states by providing false information to natural gas index publications.  In November 2009, following defendants’ motion for reconsideration, the court invited defendants to renew their motions for summary judgment, which were filed shortly thereafter.  Now fully briefed, we await an order or further instruction from the court.  In the interim, discovery and plaintiffs’ class certification motion are stayed.

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

Cooling Water Intake Permits.  The cooling water intake structures at several of our power generation facilities are regulated under section 316(b) of the Clean Water Act.  This provision generally requires that standards set for power generation facilities require that the location, design, construction and capacity of cooling water intake structures reflect the BTA for minimizing adverse environmental impact.  These standards are developed and implemented for power generating facilities through the NPDES permits or individual SPDES permits on a case by case basis.

The environmental groups that participate in our NPDES and SPDES permit proceedings generally argue that only closed cycle cooling meets the BTA requirement.  The issuance and renewal of NPDES or SPDES permits for three of our power generation facilities have been challenged on this basis, with two still pending.

•
Roseton SPDES Permit — In April 2005, the NYSDEC issued a Draft SPDES Permit renewal for the Roseton plant.  The permit is opposed by environmental groups challenging the BTA determination.  The hearing will be scheduled after the Commissioner rules on appeals of procedural matters.  We believe that the petitioners’ claims lack merit and we plan to oppose those claims vigorously.

•
Moss Landing NPDES Permit — The California Regional Water Quality Control Board (“Water Board”) issued an NPDES permit for the Moss Landing Power Plant in 2000 that did not require closed cycle cooling.  A local environmental group challenged the BTA determination of the permit.  The Water Board’s decision was affirmed by the Superior Court in 2004 and by the Court of Appeals in 2007.  The Supreme Court of California granted review in March 2008.  The petitioner’s brief was filed in December 2009.  We filed a motion to dismiss and our responsive brief in March 2010.  The petitioner’s reply brief is due on May 28, 2010.  We believe that petitioner’s claims lack merit and we plan to oppose those claims vigorously.

Due to the nature of these claims, an adverse result in any of these proceedings could have a material effect on our financial condition, results of operations and cash flows.

Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al.  In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska initiated an action in federal court in the Northern District of California against DHI and 23 other companies in the energy industry.  Plaintiffs claim that defendants’ emissions of GHG including CO2 contribute to climate change and have caused significant damage to a native Alaskan Eskimo village through increased vulnerability to waves, storm surges and erosion.  In September 2009, the court dismissed all of the plaintiffs’ claims based on lack of subject matter jurisdiction and because plaintiffs lacked standing to bring the suit.  Shortly thereafter, plaintiffs appealed to the Ninth Circuit and filed their opening brief in March 2010.  Defendants’ appellate brief is tentatively due to be filed on June 30, 2010.  We believe the plaintiffs’ suit lacks merit and we will continue to oppose their claims vigorously.

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

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

Guarantees and Indemnifications

In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications and guarantees.  Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales and procurement and construction contracts.  Some agreements contain indemnities that cover the other party’s negligence or limit the other party’s liability with respect to third party claims, in which event we will effectively be indemnifying the other party.  Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and warranties are false.  While there is always the possibility of a loss related to such representations, warranties, indemnifications and guarantees in our contractual agreements, and such loss could be significant, in most cases management considers the probability of loss to be remote.  Related to the indemnifications discussed below, we have accrued approximately $2 million as of March 31, 2010.

LS Power Indemnities.  In connection with the LS Power Transactions, as discussed in Note 4—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions of our Form 10-K, we agreed in the purchase and sale agreement to indemnify LS Power against claims regarding any breaches in our representations and warranties and certain other potential liabilities.  Claims for indemnification shall survive until twelve months subsequent to closing with exceptions for tax claims, which shall survive for the applicable statute of limitations plus 30 days, and certain other representations and potential liabilities, which shall survive indefinitely.  The indemnifications provided to LS Power are limited to $1.3 billion in total; however, several categories of indemnifications are not available to LS Power until the liabilities incurred in the aggregate are equal to or exceed $15 million and are capped at a maximum of $100 million.  Further, the purchase and sale agreement provides in part that we may not reduce or avoid liability for a valid claim based on a claim of contribution.  In addition to the above indemnities related to the LS Power Transactions, we have agreed to indemnify LS Power against claims related to the Riverside/Foothills Project for certain aspects of the project.  Namely, LS Power has been indemnified for any disputes that arise as to ownership, transfer of bonds related to the project, and any failure by us to obtain approval for the transfer of the payment in-lieu of taxes program already in place.  The indemnities related solely to the Riverside/Foothills Project are capped at a maximum of $180 million and extend until the earlier of the expiration of the tax agreement or December 26, 2026.  At this time, we have incurred no significant expenses under these indemnities.

West Coast Power Indemnities.  In connection with the sale of our 50 percent interest in West Coast Power to NRG on March 31, 2006, an agreement was executed to allocate responsibility for managing certain litigation and provide for certain indemnities with respect to such litigation.  The indemnification agreement in relevant part provides that NRG assumes responsibility for all defense costs and any risk of loss, subject to certain conditions and limitations, arising from a February 2002 complaint filed at FERC by the California Public Utilities Commission alleging that several parties, including West Cost Power subsidiaries, overcharged the State of California for wholesale power.  FERC found the rates charged by wholesale suppliers to be just and reasonable.  However, this matter was appealed to the U.S. Supreme Court, which remanded the case to FERC for further review.

Targa Indemnities.  During 2005, as part of our sale of our midstream business (“DMSLP”), we agreed to indemnify Targa Resources, Inc. (“Targa”) against losses it may incur under indemnifications DMSLP provided to purchasers of certain assets, properties and businesses disposed of by DMSLP prior to our sale of DMSLP.  We have incurred no material expense under these prior indemnities.  We have recorded an accrual in association with the remediation of groundwater contamination at the Breckenridge Gas Processing Plant.  The indemnification provided by DMSLP to the purchaser of the plant has a limit of $5 million.  We have also indemnified Targa for certain tax matters arising from periods prior to our sale of DMSLP.  We have recorded a tax reserve associated with this indemnification.

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

Other Indemnities.  We entered into indemnifications regarding environmental, tax, employee and other representations when completing asset sales such as, but not limited to the Rolling Hills, Calcasieu, CoGen Lyondell and Heard County power generating facilities.  As of March 31, 2010, no claims have been made against these indemnities.  There is no limitation on our liability under certain of these indemnities.  However, management is unaware of any existing claims.

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

Note 12—Employee Compensation, Savings and Pension Plans

We have various defined benefit pension plans and post-retirement benefit plans in which our past and present employees participate, which are more fully described in Note 23—Employee Compensation, Savings and Pension Plans in our Form 10-K.

Components of Net Periodic Benefit Cost.  The components of net periodic benefit cost were:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,
	2010	2009	2010	2009
	(in millions)
Service cost benefits earned during period	$3	$3	$1	$1
Interest cost on projected benefit obligation	3	3	1	1
Expected return on plan assets	(4)	(3)	—	—
Recognized net actuarial loss	1	1	—	—

Net periodic benefit cost	$3	$4	$2	$2

Contributions.  During the three months ended March 31, 2010, we made $4 million in contributions to our pension plans or other postretirement benefit plans.  We made no contributions to our pension plans or other postretirement benefit plans during the three months ended March 31, 2009.  We expect to make contributions of approximately $19 million to our pension plans and $2 million to other benefit plans during 2010.

Note 13—Income Taxes

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

	Three Months Ended March 31,
	2010	2009
	(in millions, except rates)
Income tax expense	$(65)	$(91)

Effective tax rate	31%	(39%)

For the three months ended March 31, 2010, Dynegy’s overall effective tax rate on continuing operations was different than the statutory rate of 35 percent due primarily to a benefit of $16 million related to the release of a reserve for uncertain tax positions upon completion of an audit, partly offset by the impact of state taxes.  For the three months ended March 31, 2009, Dynegy’s overall effective tax rate on continuing operations was different than the statutory rate of 35 percent due primarily to nondeductible goodwill.  Additionally, a change in state income tax law resulted in additional income tax expense of approximately $21 million for the three months ended March 31, 2009.

DHI’s income taxes included in continuing operations were as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions, except rates)
Income tax expense	$(72)	$(88)

Effective tax rate	34%	(37%)

For the three months ended March 31, 2010, DHI’s overall effective tax rate on continuing operations was different than the statutory rate of 35 percent due primarily to a benefit of $11 million related to the release of a reserve for uncertain tax positions upon completion of an audit, partly offset by the impact of state taxes.  For the three months ended March 31, 2009, DHI’s overall effective tax rate on continuing operations was different than the statutory rate of 35 percent due primarily to nondeductible goodwill.  Additionally, a change in state income tax law resulted in additional income tax expense of approximately $15 million for the three months ended March 31, 2009.

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

Note 14—Segment Information

We reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as general and administrative, interest and depreciation and amortization.

Reportable segment information for Dynegy, including intercompany transactions accounted for at prevailing market rates, for the three months ended March 31, 2010 and 2009 is presented below:

Dynegy’s Segment Data as of and for the Three Months Ended March 31, 2010
(in millions)

	Power Generation
	GEN-MW	GEN-WE	GEN-NE	Other	Total
Unaffiliated revenues:
Domestic	$486	$143	$229	$—	$858

Total revenues	$486	$143	$229	$—	$858

Depreciation and amortization	$(50)	$(16)	$(8)	$(1)	$(75)

Operating income (loss)	$260	$45	$60	$(34)	$331

Losses from unconsolidated investments	(34)	—	—	—	(34)
Other items, net	—	—	1	—	1
Interest expense					(89)

Income from continuing operations before income taxes					209
Income tax expense					(65)

Income from continuing operations					144
Income from discontinued operations, net of taxes					1

Net income					$145

Identifiable assets:
Domestic	$5,705	$2,061	$2,003	$1,664	$11,433
Other	—	—	—	24	24

Total	$5,705	$2,061	$2,003	$1,688	$11,457

Capital expenditures	$(89)	$(8)	$(3)	$(1)	$(101)

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

Dynegy’s Segment Data as of and for the Three Months Ended March 31, 2009
(in millions)

	Power Generation
	GEN-MW	GEN-WE	GEN-NE	Other	Total
Unaffiliated revenues:
Domestic	$524	$83	$297	$—	$904

Total revenues	$524	$83	$297	$—	$904

Depreciation and amortization	$(51)	$(17)	$(15)	$(3)	$(86)
Goodwill impairments	(76)	(260)	(97)	—	(433)

Operating income (loss)	$206	$(272)	$(43)	$(37)	$(146)

Earnings from unconsolidated investments	—	7	—	1	8
Other items, net	2	—	—	2	4
Interest expense					(98)

Loss from continuing operations before income taxes					(232)
Income tax expense					(91)

Loss from continuing operations					(323)
Loss from discontinued operations, net of taxes					(14)

Net loss					(337)
Less: Net loss attributable to the noncontrolling interest					(2)

Net loss attributable to Dynegy Inc.					$(335)

Identifiable assets:
Domestic	$6,992	$3,118	$2,513	$1,489	$14,112
Other	—	—	—	19	19

Total	$6,992	$3,118	$2,513	$1,508	$14,131

Capital expenditures	$(128)	$(1)	$(7)	$(2)	$(138)

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

Reportable segment information for DHI, including intercompany transactions accounted for at prevailing market rates, for the three months ended March 31, 2010 and 2009 is presented below:

DHI’s Segment Data as of and for the Three Months Ended March 31, 2010

	Power Generation
	GEN-MW	GEN-WE	GEN-NE	Other	Total
Unaffiliated revenues:
Domestic	$486	$143	$229	$—	$858

Total revenues	$486	$143	$229	$—	$858

Depreciation and amortization	$(50)	$(16)	$(8)	$(1)	$(75)

Operating income (loss)	$260	$45	$60	$(34)	$331

Losses from unconsolidated investments	(34)	—	—	—	(34)
Other items, net	—	—	1	—	1
Interest expense					(89)

Income from continuing operations before income taxes					209
Income tax expense					(72)

Income from continuing operations					137
Income from discontinued operations, net of taxes					1

Net income					$138

Identifiable assets:
Domestic	$5,705	$2,061	$2,003	$1,612	$11,381
Other	—	—	—	24	24

Total	$5,705	$2,061	$2,003	$1,636	$11,405

Capital expenditures	$(89)	$(8)	$(3)	$(1)	$(101)

DYNEGY INC. and DYNEGY HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the Interim Periods Ended March 31, 2010 and 2009

DHI’s Segment Data as of and for the Three Months Ended March 31, 2009
(in millions)

	Power Generation
	GEN-MW	GEN-WE	GEN-NE	Other	Total
Unaffiliated revenues:
Domestic	$524	$83	$297	$—	$904

Total revenues	$524	$83	$297	$—	$904

Depreciation and amortization	$(51)	$(17)	$(15)	$(3)	$(86)
Goodwill impairments	(76)	(260)	(97)	—	(433)

Operating income (loss)	$206	$(272)	$(43)	$(39)	$(148)

Earnings from unconsolidated investments	—	7	—	—	7
Other items, net	2	—	—	2	4
Interest expense					(98)

Loss from continuing operations before income taxes					(235)
Income tax expense					(88)

Loss from continuing operations					(323)
Loss from discontinued operations, net of taxes					(14)

Net loss					(337)
Less: Net loss attributable to the noncontrolling interest					(2)

Net loss attributable to Dynegy Holdings Inc.					$(335)

Identifiable assets:
Domestic	$6,992	$3,118	$2,513	$1,307	$13,930
Other	—	—	—	19	19

Total	$6,992	$3,118	$2,513	$1,326	$13,949

Capital expenditures	$(128)	$(1)	$(7)	$(2)	$(138)

Note 15—Subsequent Event

On March 22, 2010, the California State Water Board issued its proposed draft final Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling (the “Policy”).  The California Water Board adopted the Policy at its meeting on May 4, 2010 with several amendments making it more stringent than the proposed draft Policy.  The approved Policy will require that existing power plants: (i) reduce their water intake flow rate to a level commensurate with that which can be achieved by a closed cycle wet cooling system; or (ii) if it is not feasible to reduce the water intake flow rate to this level, reduce impingement mortality and entrainment to a level comparable to that achieved by such a reduced water intake flow rate using operational or structural controls, or both.  Compliance with the Policy will be required at our South Bay power generation facility by December 31, 2011, at our Morro Bay power generation facility by December 31, 2015 and at our Moss Landing power generation facility by December 31, 2017.  It may not be possible to meet the requirements of the approved Policy without installation of closed cycle cooling systems at these facilities.

The Policy is subject to review by the OAL before it becomes effective.  If it is approved by OAL, the Policy would be subject to further review by the courts.  Given the numerous variables and factors involved in calculating the potential costs of closed-cycle cooling systems, any decisions to install such a system would be made on a case-by-case basis considering all relevant factors at the time.  If capital expenditure requirements related to cooling water systems become great enough to render the continued operation of a particular plant uneconomical, we could, at our option, and subject to any applicable financing agreements and other obligations, reduce operations or cease to operate the plant and forego such capital expenditures.  We are continuing to review the potential impact of the approved Policy on our affected power generation facilities.

DYNEGY INC. and DYNEGY HOLDINGS INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
For the Interim Periods Ended March 31, 2010 and 2009

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

Our primary sources of internal liquidity are cash flows from operations, cash on hand, and available capacity under our Credit Facility, of which the revolver capacity of $1,080 million is scheduled to mature in April 2012 and the term letter of credit capacity of $850 million is scheduled to mature in April 2013.  Secondarily, we expect to continue utilizing both lien-secured commodity hedging arrangements, which reduce collateral requirements, and commodity-contingent liquidity facilities, which increase potential liquidity availability.  Additionally, DHI may borrow money from time to time from Dynegy.  These internal liquidity sources, as we may choose to supplement them from time to time, are expected to be sufficient to fund the operation of our business, potential requirements to post additional collateral, as well as our planned capital expenditure program, including expenditures in connection with the Midwest Consent Decree, and debt service requirements over the next twelve months.  Please read Note 17—Debt—Credit Facility in our Form 10-K for a discussion of the financial covenants contained in the Credit Facility, as well as the discussion below regarding our Revolver Capacity.

Our primary sources of external liquidity are asset sales proceeds and proceeds from capital market transactions to the extent we engage in these transactions.

Current Liquidity.  The following table summarizes our consolidated revolver capacity and liquidity position at May 3, 2010, March 31, 2010 and December 31, 2009:

	May 3, 2010	March 31, 2010	December 31, 2009
	(in millions)
Revolver capacity (1)	$1,080	$1,080	$1,080
Borrowings against revolver capacity	—	—	—
Term letter of credit capacity, net of required reserves	825	825	825
Plum Point letter of credit capacity (2)	—	—	102
Outstanding letters of credit (2)	(375)	(369)	(536)

Unused capacity	1,530	1,536	1,471

Cash—DHI	554	635	419
Marketable securities—DHI (3)	139	114	—

Total available liquidity—DHI	2,223	2,285	1,890
Cash—Dynegy	40	53	52
Marketable securities—Dynegy (3)	13	—	—

Total available liquidity—Dynegy	$2,276	$2,338	$1,942
_______
(1)	We currently have a syndicate of lenders participating in the revolving portion of our Credit Facility with commitments ranging from $10 million to $165 million.
(2)
Reflects the reduction of $102 million of capacity and corresponding outstanding letters of credit as of March 31, 2010 due to the deconsolidation of PPEA Holding.  Please read Note 1—Accounting Policies—Accounting Policies Adopted—Variable Interest Entities for further discussion.

(3)
We invest our available cash balances in certain investments permitted by our internal policies and external financing agreements.  Please read Note 1—Accounting Policies—Marketable Securities and Note 4—Investments for further discussion.

Cash on Hand.  At May 3, 2010 and March 31, 2010, Dynegy had cash on hand of $594 million and $688 million, respectively, as compared to $471 million at December 31, 2009.  The increase in cash on hand as compared to the end of 2009 is primarily attributable to the return of cash that was held in our Broker margin account at December 31, 2009.

Revolver Capacity.  Based on management’s current 2010 forecast and as discussed in our Form 10-K, a portion of DHI’s available liquidity under the Credit Facility will likely be reduced during 2010 as a result of the application of the covenant regarding the ratio of secured debt to adjusted EBITDA (as defined therein).  The effect of reduced availability under the Credit Facility, to the extent it is not later restored by favorable changes in the components of the ratio calculation, would be less available liquidity to DHI.  However, we do not believe this reduction will materially adversely affect our ability to support our operations for the next twelve months.  Please read Note 17—Debt—Credit Facility in our Form 10-K for further discussion of our Credit Facility.

Operating Activities

Historical Operating Cash Flows.  Dynegy’s cash flow provided by operations totaled $458 million for the three months ended March 31, 2010.  DHI’s cash flow provided by operations totaled $461 million for the three months ended March 31, 2010.  During the period, our power generation business provided positive cash flow from operations of $537 million from the operation of our power generation facilities due primarily to cash received for changes in value of our positions with a futures clearing manager.  Corporate and other operations included a use of approximately $79 million and $76 million in cash by Dynegy and DHI, respectively, primarily due to interest payments to service debt and general and administrative expenses, partially offset by interest income.

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

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the price of power, the price of natural gas and its correlation to power prices, the cost of coal and fuel oil, collateral requirements, the value of capacity and ancillary services, the run time of our generating facilities, the effectiveness of our commercial strategy, legal, environmental and regulatory requirements, our ability to achieve the cost savings contemplated in the 2010-2013 cost savings program and our ability to capture value associated with commodity price volatility.

Collateral Postings.  We use a significant portion of our capital resources, in the form of cash, marketable securities and letters of credit, to satisfy counterparty collateral demands.  These counterparty collateral demands reflect our non-investment grade credit ratings and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.  The following table summarizes our consolidated collateral postings to third parties by line of business at May 3, 2010, March 31, 2010 and December 31, 2009:

	May 3, 2010	March 31, 2010	December 31, 2009
	(in millions)
By Business:
Generation business	$415	$421	$638
Other (1)	104	103	189

Total	$519	$524	$827

By Type:
Cash and marketable securities (2)	$144	$155	$291
Letters of credit (1)	375	369	536

Total	$519	$524	$827

(1)
Reflects the reduction of $102 million of capacity and corresponding outstanding letters of credit as of March 31, 2010 due to the deconsolidation of PPEA Holding.  Please read Note 1—Accounting Policies—Accounting Policies Adopted—Variable Interest Entities for further discussion.

(2)
Includes Collateral included in Accrued liabilities and Broker margin account on our consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively, as well as other collateral postings included in Prepayments and other current assets.

The change in letters of credit postings from December 31, 2009 to March 31, 2010 and to May 3, 2010 is primarily due to a $102 million decrease due to the removal of the PPEA letter of credit due to deconsolidation of PPEA Holding and lower commodity prices.  Cash collateral postings also decreased largely due to lower commodity prices.

In addition to cash and letters of credit posted as collateral, we have granted additional permitted first priority liens on the assets currently subject to first priority liens under our Credit Facility as collateral under certain of our commodity derivative agreements in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to the counterparties under such agreements.  The counterparties under such agreements would share the benefits of the collateral subject to such first priority liens ratably with the lenders under the Credit Facility.  The fair value of our commodity derivatives collateralized by first priority liens, netted by counterparty, included liabilities of $55 million, $35 million and $31 million at May 3, 2010, March 31, 2010 and December 31, 2009, respectively.

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

Investing Activities

Capital Expenditures. We continue to tightly manage our operating costs and capital expenditures.  We had approximately $101 million and $138 million in capital expenditures during the three months ended March 31, 2010 and 2009, respectively.  Our capital spending by reportable segment was as follows:

	For the Three Months Ended
	March 31,
	2010	2009
	(in millions)
GEN-MW	$89	$128
GEN-WE	8	1
GEN-NE	3	7
Other	1	2

Total	$101	$138

Capital spending in our GEN-MW segment primarily consisted of environmental and maintenance capital projects, as well as approximately $23 million spent on development capital related to the Plum Point Project during the three months ended March 31, 2009.  Capital spending in our GEN-WE and GEN-NE segments primarily consisted of maintenance projects.

Asset Dispositions.  Consistent with industry practice, we regularly evaluate our generation fleet based primarily on geographic location, fuel supply, market structure, market recovery expectations, regulatory or legislative risks and cash flows.  We consider divestitures of assets where the balance of the above factors suggests that such assets’ earnings potential is limited or that the benefits that can be captured through a divestiture outweigh the benefits of continuing to own and operate such assets.  We have previously indicated that we consider our investment in PPEA Holding a non-core asset and intend to pursue alternatives regarding our remaining ownership interest.  Additional asset divestures could be considered consistent with the criteria described above.

Other Investing Activities.  Cash outflow related to purchases of marketable securities during the three months ended March 31, 2010 totaled $114 million for both Dynegy and DHI.  Cash inflow related to distributions from short-term investments for the three months ended March 31, 2010 were $9 million and $8 million for Dynegy and DHI, respectively.  There was a $35 million cash outflow related to restricted cash balances during the three months ended March 31, 2010 due to an increase in the Independence restricted cash balance.

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

Financing Activities

Historical Cash Flow from Financing Activities.  Neither Dynegy nor DHI had any financing activities during the three months ended March 31, 2010.

Dynegy’s net cash provided by financing activities during the three months ended March 31, 2009 totaled $25 million primarily related to proceeds from long-term borrowings under the PPEA credit agreement facility.  DHI’s net cash used in financing activities during the three months ended March 31, 2009 totaled $150 million.  This includes a one-time dividend payment from DHI to Dynegy of $175 million offset by $25 million primarily related to proceeds from long-term borrowings under the PPEA credit agreement facility.

Future Financing Activities.  The revolver capacity under our Credit Facility is scheduled to mature in April 2012, and the term loan capacity is scheduled to mature in April 2013.  In order to prudently provide for adequate long-term liquidity to support our business, among other reasons, we may seek to proactively amend, extend or refinance these facilities well in advance of their scheduled maturities and potentially within the next 12 to 18 months.  Actual timing will depend on a variety of factors, including general market receptiveness, the potential timing of other comparable transactions, and the adequacy and sufficiency of the current terms and conditions contained in the Credit Facility for meeting our capital and liquidity needs.

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

Financial Covenants.  Our Credit Facility contains certain financial covenants, including (i) a covenant (measured as of the last day of the relevant fiscal quarter) that requires DHI and certain of its subsidiaries to maintain a ratio of secured debt to adjusted EBITDA (each as defined therein) for DHI and its relevant subsidiaries of no greater than a specified amount; and (ii) a covenant that requires DHI and certain of its subsidiaries to maintain a ratio of adjusted EBITDA to consolidated interest expense (each as defined therein) for DHI and its relevant subsidiaries as of the last day of the measurement periods as specified below of no less than a specified amount.

We are in compliance with these covenants as of March 31, 2010, although we expect a temporary reduction in available revolver capacity later in 2010.  Please read “Revolver Capacity” above for further discussion.

As our Adjusted EBITDA to Interest Expense covenant ratio requirements increase over the course of 2011 and into 2012, covenant compliance may become more difficult to meet absent an improving trend in commodity market pricing and consequent financial performance.  As discussed in “Future Financing Activities” above, within the next 12 to 18 months we may seek to proactively amend, extend or refinance the Credit Facility, including any prudent potential modifications to existing financial covenants, to the extent we deem it advisable or necessary.

Subject to certain exceptions, DHI and its relevant subsidiaries are subject to restrictions on asset sales, incurring additional indebtedness, limitations on investments and certain limitations on dividends and other payments with respect to capital stock.  Please read Note 17—Debt—Credit Facility in our Form 10-K for further discussion of our Credit Facility.

Capital-Structuring Transactions.  From time to time, we may explore additional sources of external liquidity, including public or private debt or equity issuances, to improve our credit profile, supplement our liquidity position and/or better position our operating portfolio relative to forward views of commodity prices.  Matters to be considered would include cash interest expense, covenant flexibility and maturity profile, all to be balanced with maintaining adequate liquidity.  The receptiveness of the capital markets to an offering of debt or equity securities cannot be assured and may be negatively impacted by, among other things, our non-investment grade credit ratings, significant debt maturities, long-term business prospects and other factors beyond our control, including current market conditions.  Any issuance of equity by Dynegy likely would have other effects as well, including stockholder dilution, and our ability to issue debt securities is limited by our financing agreements, including our Credit Facility.

In addition, we continually review and discuss opportunities to participate in the ongoing consolidation of the power generation industry.  No such definitive transaction has been agreed to and none can be guaranteed to occur; however, we have successfully executed on similar opportunities in the past and could do so again in the future.  Depending on the terms and structure of any such transaction, we could issue significant debt and/or equity securities for capital-raising purposes.  We also could be required to assume substantial debt obligations, including the underlying payment obligations, and certain other costs.

Dividends on Dynegy Common Stock.  Dividend payments on Dynegy’s common stock are at the discretion of its Board of Directors.  Dynegy did not declare or pay a dividend on its common stock during the first quarter 2010, and it does not expect to pay a dividend on its common stock in the foreseeable future.

Credit Ratings

Our credit rating status is currently “non-investment grade”; our senior unsecured debt is rated “B-” by Standard & Poor’s, “B3” by Moody’s, and “B” by Fitch.  On April 12, 2010, Standard & Poor’s downgraded our corporate family ratings to “B-” from “B” based on projected lower commodity prices affecting credit metrics.  The agency also reduced our senior secured bank facilities rating to “B+” from “BB-”, and senior unsecured debt rating to “B-” from “B”.  The downgrade did not trigger any obligations under our financing arrangements or other obligations and otherwise has not tangibly impacted our operations or liquidity.  On April 6, 2010, Moody's issued a rating action revising their outlook to negative from stable.  The ratings were affirmed for corporate family rating at “B2”; senior secured rating at “Ba2”; and senior unsecured rating at “B3”.

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

PPEA Holding was deconsolidated on January 1, 2010 upon adoption of ASU No. 2009-17, which resulted in the deconsolidation of $744 million of debt obligations.  Please read Note 1—Accounting Policies—Accounting Policies Adopted—Variable Interest Entities for further discussion.  As of March 31, 2010, there were no other material changes to our contractual obligations and contingent financial commitments since December 31, 2009.

Please read “Uncertainty of Forward-Looking Statements and Information” for additional factors that could impact our future operating results and financial condition.

RESULTS OF OPERATIONS—DYNEGY INC. and DYNEGY HOLDINGS INC.

Overview.  In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the three month periods ended March 31, 2010 and 2009.  At the end of this section, we have included our outlook for each segment.

We report the results of our power generation business as three separate geographical segments in our unaudited condensed consolidated financial statements.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as general and administrative, interest and depreciation and amortization.

Summary Financial Information.  The following tables provide summary financial data regarding Dynegy’s consolidated and segmented results of operations for the three month periods ended March 31, 2010 and 2009, respectively:

Dynegy’s Results of Operations for the Three Months Ended March 31, 2010

	Power Generation
	GEN-MW	GEN-WE	GEN-NE	Other	Total

Revenues	$486	$143	$229	$—	$858
Cost of sales	(127)	(59)	(122)	—	(308)
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(49)	(23)	(39)	(2)	(113)
Depreciation and amortization expense	(50)	(16)	(8)	(1)	(75)
General and administrative expense	—	—	—	(31)	(31)

Operating income (loss)	$260	$45	$60	$(34)	$331
Losses from unconsolidated investments	(34)	—	—	—	(34)
Other items, net	—	—	1	—	1
Interest expense					(89)

Income from continuing operations before income taxes					209
Income tax expense					(65)

Income from continuing operations					144
Income from discontinued operations, net of taxes					1

Net income					$145

Dynegy’s Results of Operations for the Three Months Ended March 31, 2009

	Power Generation
	GEN-MW	GEN-WE	GEN-NE	Other	Total

Revenues	$524	$83	$297	$—	$904
Cost of sales	(140)	(52)	(186)	—	(378)
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(51)	(26)	(42)	4	(115)
Depreciation and amortization expense	(51)	(17)	(15)	(3)	(86)
Goodwill impairments	(76)	(260)	(97)	—	(433)
General and administrative expense	—	—	—	(38)	(38)

Operating income (loss)	$206	$(272)	$(43)	$(37)	$(146)
Earnings from unconsolidated investments	—	7	—	1	8
Other items, net	2	—	—	2	4
Interest expense					(98)

Loss from continuing operations before income taxes					(232)
Income tax expense					(91)

Loss from continuing operations					(323)
Loss from discontinued operations, net of taxes					(14)
Net loss					(337)

Less: Net loss attributable to the noncontrolling interest					(2)

Net loss attributable to Dynegy Inc.					$(335)

The following tables provide summary financial data regarding DHI’s consolidated and segmented results of operations for the three month periods ended March 31, 2010 and 2009, respectively:

DHI’s Results of Operations for the Three Months Ended March 31, 2010

	Power Generation
	GEN-MW	GEN-WE	GEN-NE	Other	Total

Revenues	$486	$143	$229	$—	$858
Cost of sales	(127)	(59)	(122)	—	(308)
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(49)	(23)	(39)	(2)	(113)
Depreciation and amortization expense	(50)	(16)	(8)	(1)	(75)
General and administrative expense	—	—	—	(31)	(31)

Operating income (loss)	$260	$45	$60	$(34)	$331
Losses from unconsolidated investments	(34)	—	—	—	(34)
Other items, net	—	—	1	—	1
Interest expense					(89)

Income from continuing operations before income taxes					209
Income tax expense					(72)

Income from continuing operations					137
Income from discontinued operations, net of taxes					1

Net income					$138

DHI’s Results of Operations for the Three Months Ended March 31, 2009

	Power Generation
	GEN-MW	GEN-WE	GEN-NE	Other	Total

Revenues	$524	$83	$297	$—	$904
Cost of sales	(140)	(52)	(186)	—	(378)
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(51)	(26)	(42)	2	(117)
Depreciation and amortization expense	(51)	(17)	(15)	(3)	(86)
Goodwill impairments	(76)	(260)	(97)	—	(433)
General and administrative expense	—	—	—	(38)	(38)

Operating income (loss)	$206	$(272)	$(43)	$(39)	$(148)
Earnings from unconsolidated investments	—	7	—	—	7
Other items, net	2	—	—	2	4
Interest expense					(98)

Loss from continuing operations before income taxes					(235)
Income tax expense					(88)

Loss from continuing operations					(323)
Loss from discontinued operations, net of taxes					(14)
Net loss					(337)

Less: Net loss attributable to the noncontrolling interest					(2)

Net loss attributable to Dynegy Holdings Inc.					$(335)

The following table provides summary segmented operating statistics for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
GEN-MW
Million Megawatt Hours Generated (1)	6.4	6.5
In Market Availability for Coal Fired Facilities (2)	94%	86%
Average Capacity Factor for Combined Cycle Facilities (3)	16%	30%
Average Quoted On-Peak Market Power Prices ($/MWh) (4):
Cinergy (Cin Hub)	$42	$39
Commonwealth Edison (NI Hub)	$42	$40
PJM West	$52	$55
Average Market Spark Spreads ($/MWh) (5):
PJM West	$9	$11

GEN-WE
Million Megawatt Hours Generated (6) (7)	1.4	1.5
Average Capacity Factor for Combined Cycle Facilities (3)	58%	54%
Average Quoted On-Peak Market Power Prices ($/MWh) (4):
North Path 15 (NP 15)	$47	$40

Average Market Spark Spreads ($/MWh) (5):
North Path 15 (NP 15)	$7	$6

GEN-NE
Million Megawatt Hours Generated	1.5	3.1
In Market Availability for Coal Fired Facilities (2)	92%	97%
Average Capacity Factor for Combined Cycle Facilities (3)	28%	48%
Average Quoted On-Peak Market Power Prices ($/MWh) (4):
New York—Zone G	$57	$62
New York—Zone A	$40	$47
Mass Hub	$55	$59
Average Market Spark Spreads ($/MWh) (5):
New York—Zone A	$—	$10
Mass Hub	$9	$15
Fuel Oil	$(72)	$(9)

Average natural gas price—Henry Hub ($/MMBtu) (8)	$5.15	$4.58
_______
(1)
Excludes less than 0.1 million MWh generated by our former Bluegrass power generation facility, which we sold on November 30, 2009 and is reported in discontinued operations, for the three months ended March 31, 2009.

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

(6)	Includes our ownership percentage in the MWh generated by our GEN-WE investment in the Black Mountain power generation facility for the three months ended March 31, 2010 and 2009, respectively.
(7)
Excludes less than 0.1 million MWh generated by our Heard County power generation facility, which we sold on April 30, 2009, and is reported in discontinued operations for the three months ended March 31, 2009.  Excludes less than 0.1 million MWh generated by our Arizona power generation facilities, which we sold on November 30, 2009 and is reported in discontinued operations, for the three months ended March 31, 2009.

(8)	Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

The following tables summarize significant items on a pre-tax basis, with the exception of the tax items, affecting net income (loss) for the period presented:

	Three Months Ended March 31, 2010
	Power Generation
	GEN-MW	GEN-WE	GEN-NE	Other	Total
	(in millions)
PPEA Holding impairment	$(37)	$—	$—	$—	$(37)
Taxes	—	—	—	11	11

Total—DHI	(37)	—	—	11	(26)
Taxes	—	—	—	5	5

Total—Dynegy	$(37)	$—	$—	$16	$(21)

	Three Months Ended March 31, 2009
	Power Generation
	GEN-MW	GEN-WE	GEN-NE	Other	Total
	(in millions)
Impairments	$(76)	$(260)	$(97)	$—	$(433)
Sandy Creek mark-to-market gains (1)	—	10	—	—	10
Discontinued operations	(6)	(14)	—	—	(20)
Taxes	—	—	—	(15)	(15)

Total—DHI	(82)	(264)	(97)	(15)	(458)
Taxes	—	—	—	(6)	(6)

Total—Dynegy	$(82)	$(264)	$(97)	$(21)	$(464)
_______
(1)	These mark-to-market gains represent our 50 percent share.

Operating Income (Loss)

Operating income for Dynegy was $331 million for the three months ended March 31, 2010, compared to an operating loss of $146 million for the three months ended March 31, 2009.  Operating income for DHI was $331 million for the three months ended March 31, 2010, compared to operating loss of $148 million for the three months ended March 31, 2009.

Our operating loss for the first quarter 2009 was driven, in large part, by a $433 million impairment of goodwill.  Mark-to market gains on forward sales of power and other derivatives associated with our generating assets are included in Revenues in the consolidated statements of operations.  Such gains totaled $253 million for the three months ended March 31, 2010, compared to $169 million of mark-to-market gains for the three months ended March 31, 2009. The gains in both periods were the result of a decrease in forward market prices or forward spark spreads during the quarter.

We do not designate our commodity derivative instruments as cash flow hedges for accounting purposes.  Please read Note 5—Risk Management Activities, Derivatives and Financial Instruments for further discussion.  The resulting mark-to-market accounting treatment results in the immediate recognition of gains and losses within revenues in the unaudited condensed consolidated statements of operations due to changes in the fair value of the derivative instruments.  As a result, these mark-to-market gains and losses are not reflected in the unaudited condensed consolidated statements of operations in the same period as the underlying power sales from generation activity for which the derivative instruments serve as economic hedges.  For the majority of our commodity derivative instruments, we cash settle the change in value of the instrument on a daily basis through our broker margin account, resulting in working capital changes related to our mark-to-market gains and losses.  Our overall mark-to-market position and the related mark-to-market value will change as we buy or sell volumes within the forward market and as forward commodity prices fluctuate.

Power Generation—Midwest Segment.  Operating income for GEN-MW was $260 million for the three months ended March 31, 2010, compared to operating income of $206 million for the three months ended March 31, 2009.  Such amounts do not include results from our Bluegrass power generating facility, which has been reclassified as a discontinued operation for all periods presented.  Operating income for the three months ended March 31, 2009 included a pre-tax charge of approximately $76 million for the impairment of goodwill, reflected in Goodwill impairment in our unaudited condensed consolidated statements of operations.  Please read Note 15—Goodwill in our Form 10-K for further discussion.

Revenues for the three months ended March 31, 2010 decreased by $38 million compared to the three months ended March 31, 2009, cost of sales decreased by $13 million and operating and maintenance expense decreased by $2 million, resulting in a net decrease of $23 million.  The decrease was primarily driven by the following:

•
Energy sales – GEN-MW’s results from energy sales, including both physical and financial transactions, decreased from $185 million for the three months ended March 31, 2009 to $132 million for the three months ended March 31, 2010 primarily as a result of lower realized prices, including the impact of financial transactions, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Additionally, lower spark spreads for our combined-cycle facilities resulted in decreased volumes at the combined cycle facilities.  These decreases were partially offset by higher volumes at our coal-fired power generation facilities due to fewer forced outages.

The decrease in energy revenues was partly offset by the following:

•
Increased tolling/capacity revenues of $22 million – Tolling revenues increased by $18 million primarily as a result of a termination fee received for exiting our Kendall tolling contract early.  Capacity revenues also increased by $13 million due to previously contracted PJM capacity at higher prices than the prior year and due to the additional capacity we were able to sell from previously tolled power generation facilities.  These increases were partially offset by the reduction in tolling/capacity revenues from the Midwest assets that were sold to LS Power in the fourth quarter of 2009.  We recorded $9 million in tolling/capacity revenues from these assets during the three months ended March 31, 2009; and

•
Mark-to-market gains – GEN-MW’s results for the three months ended March 31, 2010 included mark-to-market gains of $179 million related to forward sales and other derivative contracts, compared to $169 million of mark-to-market gains for the three months ended March 31, 2009.  Of the $179 million in 2010 mark-to-market gains, $74 million related to positions that settled or will settle in 2010, and the remaining $105 million related to positions that will settle in 2011 and beyond.

Depreciation expense decreased from $51 million for the first quarter 2009 to $50 million for the first quarter 2010.

Power Generation—West Segment.  Operating income for GEN-WE was $45 million for three months ended March 31, 2010, compared to a loss of $272 million for the three months ended March 31, 2009.  Such amounts do not include results from our Arizona and Heard County power generating facilities, which have been classified as discontinued operations for all periods presented.  Operating loss for the three months ended March 31, 2009 included a pre-tax charge of approximately $260 million for the impairment of goodwill, reflected in Goodwill impairment in our unaudited condensed consolidated statements of operations.  Please read Note 15—Goodwill in our Form 10-K for further discussion.

Revenues for the three months ended March 31, 2010 increased by $60 million compared to the three months ended March 31, 2009, cost of sales increased by $7 million and operating and maintenance expense decreased by $3 million, resulting in a net increase of $56 million.  The increase was primarily driven by:

•
Mark-to-market gains – GEN-WE’s results for the three months ended March 31, 2010 included mark-to-market gains of $23 million related to forward sales and other derivative contracts, compared to $29 million of mark-to-market losses for the three months ended March 31, 2009.  Of the $23 million in 2010 mark-to-market gains, $22 million related to positions that settled or will settle in 2010, and the remaining $1 million related to positions that will settle in 2011 and beyond.

Depreciation expense decreased from $17 million for the first quarter 2009 to $16 million for the first quarter 2010.

Power Generation—Northeast Segment.  Operating income for GEN-NE was $60 million for the three months ended March 31, 2010, compared to an operating loss of $43 million for the three months ended March 31, 2009.  Operating loss for the three months ended March 31, 2009 included a pre-tax charge of approximately $97 million for the impairment of goodwill, reflected in Goodwill impairment in our unaudited condensed consolidated statements of operations.  Please read Note 15—Goodwill in our Form 10-K for further discussion.

Revenues for the three months ended March 31, 2010 decreased by $68 million compared to the three months ended March 31, 2009, cost of sales decreased by $64 million and operating and maintenance expense decreased by $3 million, resulting in a net decrease of $1 million.  The decrease was primarily driven by the following:

•
Energy sales – GEN-NE’s results from energy sales, including both physical and financial transactions, decreased from $33 million for the three months ended March 31, 2009 to $15 million for the three months ended March 31, 2010 primarily as a result of lower market spark spreads, which contributed to reduced volumes at our New York assets, and the sale of our Bridgeport power generation facility in the fourth quarter 2009; and

•	Emissions sales – Decreased sales of emissions of $7 million due to lower sale volumes and market prices of emissions credits in the first quarter 2010.

This was partly offset by:

•
Mark-to-market gains – GEN-NE’s results for the three months ended March 31, 2010 included mark-to-market gains of $51 million related to forward sales and other derivative contracts, compared to gains of $29 million for the three months ended March 31, 2009.  Of the $51 million in 2010 mark-to-market gains, $26 million related to positions that settled or will settle in 2010, and the remaining $25 million related to positions that will settle in 2011 and beyond.

Depreciation expense decreased from $15 million for the first quarter 2009 to $8 million for the first quarter 2010 primarily due to the sale of the Bridgeport power generating facility and the impairments of our Roseton and Danskammer power generation facilities which were recorded beginning in the second quarter 2009.

Other.  Dynegy’s other operating loss for the three months ended March 31, 2010 was $34 million, compared to an operating loss of $37 million for the three months ended March 31, 2009.  DHI’s other operating loss for the three months ended March 31, 2010 was $34 million, compared to an operating loss of $39 million for the three months ended March 31, 2009.  Operating losses in both periods were comprised primarily of general and administrative expenses.

Consolidated general and administrative expenses were $31 million and $38 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease was primarily driven by lower salary and benefits costs, primarily as a result of our cost savings program initiated in 2009, and decreased legal expenses.

Earnings (Losses) from Unconsolidated Investments

Dynegy’s and DHI’s losses from unconsolidated investments were $34 million for the three months ended March 31, 2010 related to the GEN-MW investment in PPEA Holding.  The losses consisted of an impairment charge of approximately $37 million partially offset by $3 million in equity earnings primarily related to mark-to-market gains on interest rate swaps offset by financing expenses.  Due to the uncertainty regarding PPEA’s financing structure, our investment in PPEA Holding was fully impaired at March 31, 2010.  Please see Note 8—Variable Interest Entities—PPEA Holding Company, LLC for further discussion.

Dynegy and DHI’s earnings from unconsolidated investments were $8 million and $7 million, respectively, for the three months ended March 31, 2009 of which $7 related to the GEN-WE former investment in Sandy Creek.  The $7 million consisted of $10 million mark-to-market gains primarily related to interest rate swap contracts offset by $3 million of financing costs.  In addition, Dynegy recorded $1 million of earnings related to its former investment in DLS Power Development, included in Other.

Other Items, Net

Dynegy’s and DHI’s other items, net, totaled $1 million of income for the three months ended March 31, 2010, compared to $4 million of income for the three months ended March 31, 2009.  The decrease is primarily associated with lower interest income due to lower interest rates in 2010.

Interest Expense

Dynegy’s and DHI’s interest expense totaled $89 million for the three months ended March 31, 2010, compared to $98 million for the three months ended March 31, 2009.  The decrease was primarily attributable to lower outstanding debt due to the December 2009 repurchase of $833 million in aggregate principal amount of our senior unsecured notes, as well as the deconsolidation of PPEA Holding.  These decreases were partly offset by the December 2009 issuance of $235 million of senior unsecured notes in connection with the LS Power Transactions, and higher LIBOR rates on our variable-rate debt.

Income Tax Expense

Dynegy reported an income tax expense from continuing operations of $65 million for the three months ended March 31, 2010, compared to an income tax expense from continuing operations of $91 million for the three months ended March 31, 2009.  The 2010 effective tax rate was 31 percent, compared to (39) percent in 2009.

DHI reported an income tax expense from continuing operations of $72 million for the three months ended March 31, 2010, compared to an income tax expense of $88 million from continuing operations for the three months ended March 31, 2009.  The 2010 effective tax rate was 34 percent, compared to (37) percent in 2009.

For the period ended March 31, 2010, the difference between the effective rates of 31 and 34 percent for Dynegy and DHI, respectively, and the statutory rate of 35 percent resulted primarily from the benefit of $16 million and $11 million for Dynegy and DHI, respectively, related to the release of a reserve for uncertain tax positions upon completion of an audit, partly offset by the impact of state taxes.  For the period ended March 31, 2009, the primary difference between the effective rates of (39) and (37) percent for Dynegy and DHI, respectively, and the statutory rate of 35 percent resulted from the effect of the goodwill impairment charge.  As a result of this charge, which was nondeductible, we reported income tax expense for the period ended March 31, 2009, despite the fact that we reported a loss from continuing operations before income taxes.  Additionally, for the three months ended March 31, 2009, Dynegy and DHI recorded $21 million and $15 million, respectively, of income tax expense related to a change in California state tax law.

Discontinued Operations

Income (Loss) From Discontinued Operations Before Taxes

During the three months ended March 31, 2010, our pre-tax income from discontinued operations was $1 million primarily related to the reversal of previously accrued operating and maintenance expenses related to the Arizona generation facilities.

During the three months ended March 31, 2009, our pre-tax loss from discontinued operations was $14 million, related to the operation of the Heard County and Arizona power generation facilities in our GEN-WE segment.  In addition, we recorded a pre-tax loss from discontinued operations of $6 million, related to the operation of the Bluegrass power generation facility in our GEN-MW segment.  This loss included a pre-tax impairment charge of $5 million related to our Bluegrass power generation facility.

Income Tax Benefit From Discontinued Operations

We recorded an income tax benefit from discontinued operations of zero and $6 million during the three months ended March 31, 2010 and 2009, respectively.  The amounts reflect effective rates of zero and 30 percent.  The detailed methodology of allocating income taxes between continuing and discontinued operations often results in an effective rate for discontinued operations significantly different from the statutory rate of 35 percent.

Outlook

Our power generation portfolio consists of approximately 12,300 MW of generating capacity and continues to be diversified by fuel source (i.e., coal, natural gas and fuel oil) and dispatch type (i.e., baseload, intermediate and peaking facilities).

We expect that our future financial results will continue to be sensitive to fuel and commodity prices, market structure and prices for electric energy, capacity and ancillary services, including pricing at our plant locations relative to pricing at their respective trading hubs, transportation and transmission logistics, weather conditions and IMA.  Further, as described in our Form 10-K, there is a trend toward greater environmental regulation of all aspects of our business.  As this trend continues, it is likely that we will experience additional costs and limitations.  Please read Item 1. Business—Environmental Matters in our Form 10-K as well as Environmental Matters discussed below.

Our commercial team actively manages commodity price risk associated with our unsold power production by trading in forward markets.  We participate in various regional auctions and bilateral opportunities.  Our regional commercial strategies are particularly driven by the types of power generation facilities that we have within a given region and the operating characteristics of those facilities.  We have volumetrically hedged nearly 100 percent of our expected generation volumes for 2010 and approximately 85 percent of our expected generation volumes for 2011.  Based on specific market conditions, at any point in time we may enter into transactions that will increase or decrease the portion of our expected output that has been contracted.  Even though we have largely contracted our expected output through 2011, our future operating cash flows may vary based on a number of other factors, including the value of capacity and ancillary services, the operational performance of our generating facilities, the price differential between the locations where we deliver generated power and the liquid market hub, legal, environmental, regulatory requirements, and other factors.

To the extent that we choose not to enter into forward transactions, the gross margin from our assets is highly sensitive to price movements in the coal, natural gas, fuel oil, electric energy and capacity markets.

The following summarizes unique business issues impacting the outlook of each of our three regions.

GEN-MW. Our Midwest Consent Decree requires substantial emission reductions from our Illinois coal-fired power plants and the completion of several supplemental environmental projects in the Midwest.  We have achieved all emission reductions scheduled to date under the Midwest Consent Decree and are in the process of installing additional emission control equipment to meet future Midwest Consent Decree emission limits.  We expect our costs associated with the remaining Midwest Consent Decree projects, which we have planned to incur through 2013, to be approximately $360 million.  This estimate includes a number of assumptions about uncertainties beyond our control, such as costs associated with labor and materials.  If the costs of these capital expenditures become great enough to render the operation of the affected power generation facility or facilities uneconomical, we could, at our option, cease to operate the power generation facility or facilities and forego these capital expenditures without incurring any further obligations under the Midwest Consent Decree.

Our Midwest coal requirements are 100 percent contracted and priced through 2010.  For 2011 and 2012, approximately 35 percent of our coal forecast requirements are contracted, and the price for these volumes will be determined in 2010 under the terms of the coal purchase contract that governs these purchases.  During the summer of 2010, we expect to contract for and price the remainder of our forecast 2011 coal requirements, as well as a portion of those for 2012.  Our Midwest coal transportation requirements are 100 percent contracted and priced through 2013, except for coal transportation for our Vermilion power generation facility, which is hedged through 2010.  We continue to explore various alternative contractual commitments and financial options, as well as facility modifications, to ensure stable and competitive fuel supplies and to mitigate further supply risks for near- and long-term coal supplies.  Our Midwest expected generation volumes are fully hedged through 2010 and approximately 83 percent hedged through 2011.

Lower day-ahead power prices, increased renewable generation, including wind, and depressed demand conditions within the MISO footprint continue to push coal-fired baseload resources toward the margin of the supply stack.  Lower day-ahead power prices can cause an increase in the cycling of coal-fired facilities, thus potentially increasing stress on equipment which can result in increased maintenance costs and plant outages.  In addition, ongoing ISO transmission upgrades and maintenance projects have the possibility of negatively impacting one or more of our power generation facilities’ power prices for extended periods of time.  We seek to mitigate some of these exposures through active participation in FTR markets, transmission resource planning and upgrade initiatives.

The increase in renewable generating resources within MISO and the continued expansion of MISO membership, coupled with load reductions due to unfavorable economic conditions and demand response initiatives, may continue to put downward pressure on capacity market prices throughout 2010 and beyond.  The potential exists that these impacts may be offset by the retirement of marginal MISO coal capacity in the future.

The MISO successfully implemented its ancillary services market in January 2009.  We participate fleet-wide in this market, which allows us to provide additional products that are more highly valued.  This results in additional revenue sources and opportunities to add value to the MISO units and mitigate some of the negative impacts of cycling baseload facilities.  In addition, increased participation in the PJM ancillary services market by our combined-cycle facilities allows us to respond to favorable real-time market price moves and unexpected generation events within the PJM footprint.

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

Our South Bay and Oakland power generation facilities are operating under RMR agreements with the CAISO through December 31, 2010.  For 2010, the CAISO has designated Oakland and the three remaining units at South Bay as RMR facilities.  At South Bay, the removal of RMR status for Units 3 and 4 for 2010 resulted in the permanent retirement of those units at the end of 2009.  The RMR designation by the CAISO for the remaining units at the South Bay power generation facility is subject to being terminated early if the CAISO determines this facility is no longer needed to ensure local reliability.  The CAISO has not yet made any such determination.  The South Bay power generation facility will permanently cease operation upon the termination of RMR designation by the CAISO as per the terms of the lease with the Port of San Diego.  Please read Environmental Matters—South Bay NPDES Permit below for further discussion.

Upon retirement of the South Bay power generation facility, we have a contractual obligation to demolish the plant and remediate specific parcels of the property.  The costs associated with plant closure have been included in the 2010 RMR rate filing, as have any remaining, unfunded expected demolition and remediation costs.  Recovery of these costs will be subject to the ultimate disposition of these filed rates via a multi-party settlement or adjudication by the FERC.

GEN-NE.  Our physical coal supply and delivery requirements for our Danskammer coal-fired asset are fully contracted and priced through 2010.  Our coal supply requirements for 2011 are financially hedged to complement our volumetric power hedges.  We have sourced most of our coal from South America, but have access to and are exploring multiple options for our 2011 supply and delivery requirements.  We continue to explore various alternative contractual commitments and financial options, as well as facility modifications, to ensure stable and competitive fuel supplies and to mitigate further supply risks for near- and long-term coal supplies.  Low natural gas prices may continue to compress dark spreads and are likely to alter the dispatch stack favoring natural gas fired assets over coal-fired assets in much of the Northeast for the near term.  Our forward hedging strategy for our coal assets has helped mitigate some of the effect of the compressed spreads for 2011.

The volatility in fuel oil and natural gas commodity pricing and changes to spark spreads may provide us opportunities to capture short-term market value through strategic purchases of these commodities and sales of power in the spot or forward markets for the Northeast natural gas and fuel oil fired assets.

For capacity sales in the NYISO, we seek to maximize revenue opportunities through active participation in the NYISO capacity auctions and through bilateral transactions with counterparties.

The ISO-NE restructured its capacity market and has transitioned to a forward capacity market structure in 2010.  The delivery of capacity under the forward capacity market will be fully effective on June 1, 2010.  Capacity auctions for the 2010-2011, 2011-2012 and 2012-2013 market periods were held in 2008 and 2009 and resulted in capacity clearing prices of $4.50 kW-month, $3.60 kW-month and $2.95 kW-month, respectively.  These capacity clearing prices represent the floor price, and the actual rate paid to Casco Bay has been affected by pro-rationing due to oversupply conditions.  Discussions to address improvements in the forward capacity market design are currently underway by the ISO and its stakeholders.

Environmental Matters

Federal Regulation of Greenhouse Gases.  Please read Item 1 Business – Environmental Matters – Climate Change – Federal Regulation of Greenhouse Gases in our Form 10-K.

•
On March 29, 2010, the EPA and the Department of Transportation issued a final joint rule that will regulate GHG emissions from passenger cars and light trucks.  The rule establishes a fleet-wide average CO2 emission standard for cars and trucks, and will take effect on January 2, 2011.

•
The EPA proposed to “phase in” new GHG emissions applicability thresholds for its PSD permit program and for the operating permit program under Title V of the CAA.  PSD permits for new major sources of GHG, and for GHG sources that undergo major modification on or after January 2, 2011, will be required to implement BACT for the control of GHG emissions.

New York Regional Haze Rule.  In July 1999, the EPA published its final Regional Haze Rule which requires states to submit regional haze implementation plans to the EPA detailing their plans to reduce emissions of visibility–impairing pollutants (NOx, SO2 and particulates) that affect visibility in downwind Federal Class I Areas (i.e. parks and wilderness) with a goal to restore natural visibility conditions in these areas by 2064.  The State of New York has been identified as having certain BART eligible facilities that contribute to regional haze in Class I Areas in other states.  On May 1, 2010, the New York State BART Rule became effective, which requires our Danskammer and Roseton power generation facilities to: (i) undertake a comprehensive, unit specific modeling analysis for their BART eligible units to determine such units' impact on visibility and (ii) develop actions necessary to reduce impacts on visibility in order to meet federal standards.  Results of these analyses are required to be submitted to NYSDEC by October 1, 2010.  Any required installation of approved emission control equipment and/or implementation of other emission reduction methods must occur no later than January 1, 2014.  We are currently working to complete the required analyses and to determine the potential impact, if any, on our Danskammer and Roseton facilities.

California Water Intake Policy.  On March 22, 2010, the California State Water Board issued its proposed draft final Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling (the “Policy”).  The California Water Board adopted the Policy at its meeting on May 4, 2010 with several amendments making it more stringent than the proposed draft Policy.  The approved Policy will require that existing power plants: (i) reduce their water intake flow rate to a level commensurate with that which can be achieved by a closed cycle wet cooling system; or (ii) if it is not feasible to reduce the water intake flow rate to this level, reduce impingement mortality and entrainment to a level comparable to that achieved by such a reduced water intake flow rate using operational or structural controls, or both.  Compliance with the Policy will be required at our South Bay power generation facility by December 31, 2011, at our Morro Bay power generation facility by December 31, 2015 and at our Moss Landing power generation facility by December 31, 2017.  It may not be possible to meet the requirements of the approved Policy without installation of closed-cycle cooling systems at these facilities.  We are continuing to review the potential impact of the approved Policy on our affected power generation facilities.  The Policy is subject to review by the OAL before it becomes effective.  If it is approved by OAL, the Policy would be subject to further review by the courts.  Given the numerous variables and factors involved in calculating the potential costs of closed-cycle cooling systems, any decisions to install such a system would be made on a case-by-case basis considering all relevant factors at the time.  If capital expenditure requirements related to cooling water systems become great enough to render the continued operation of a particular plant uneconomical, we could, at our option, and subject to any applicable financing agreements and other obligations, reduce operations or cease to operate the plant and forego such capital expenditures.

New York Water Intake Policy.  On March 4, 2010, the NYSDEC issued a draft policy (“the NYSDEC Policy”) on “BTA for cooling Water Intake Structures.”  The NYSDEC Policy, which was subject to comment until June 8, 2010, would establish wet closed-cycle cooling or its equivalent as the minimum performance goal for existing power plants.  If NYSDEC determines that wet closed-cycle cooling is not available for a facility, the NYSDEC Policy would establish a performance goal of 90 percent or greater reduction in impingement mortality and entrainment from that which could be achieved by wet closed-cycle cooling.  The NYSDEC Policy would exempt certain power generation facilities that operate at very low capacity.  We are continuing to review the potential impact of the NYSDEC Policy, if adopted, on our subject power generation facilities.

South Bay NPDES Permit.  The California Regional Water Quality Control Board for the San Diego Region (the"San Diego Regional Water Board") recently granted an administrative extension of the South Bay NPDES permit until December 31, 2010.  Under the terms of the extension, operation of Units 3 and 4 was authorized only through December 31, 2009 and these units have ceased operation.  The administrative extension authorized operation of Units 1 and 2 only through December 31, 2010, absent further action by the San Diego Regional Water Board.  The San Diego Regional Water Board has scheduled a public hearing for May 12, 2010 to determine whether the environmental impacts of the South Bay intake and discharge warrant termination or modification of the NPDES Permit before it expires on December 31, 2010.  We believe that termination or modification is not warranted and we will oppose such action.

Coal Combustion Byproducts.  On May 4, 2010, the EPA released its proposal for federal regulation of the management and disposal of CCR from electric utilities and independent power producers.  The proposal considers two options for regulating these materials under the RCRA.  One option would regulate CCR as a special waste under subtitle C rules when those wastes are destined for disposal in a landfill or surface impoundment.  This option would subject persons who generate, transport, treat, store or dispose of such CCR to many of the existing RCRA regulations applicable to hazardous waste.  Certain types of beneficial use of CCR would be exempt from regulation under this option.  Regulation under subtitle C would effectively phase out the use of existing ash ponds for disposal of CCR.

The second option would regulate CCR disposed in landfills or surface impoundments as a solid waste under subtitle D of RCRA.  This option would establish national criteria for disposal of CCR in landfills and surface impoundments, requiring new units to install composite liners.  This proposal might also require existing surface impoundments without liners to retrofit composite liners within five years or close.  This proposal will be subject to a 90-day comment period beginning with its publication in the Federal Register.  The timing and ultimate requirements of the final rule governing CCR and options available for compliance cannot be predicted with confidence at this time; it could, however, have a material adverse effect on our financial condition, results of operations and cash flows.  Please read Item 1. Business—Environmental Matters—Other Environmental Matters—Coal Combustion Byproducts in our 2009 Form 10-K for further discussion.

RISK-MANAGEMENT DISCLOSURES

The following table provides a reconciliation of the risk-management data on the unaudited condensed consolidated balance sheets:

As of and for the Three Months Ended March 31, 2010
(in millions)
Balance Sheet Risk-Management Accounts
Fair value of portfolio at December 31, 2009	$(33)
Risk-management gains recognized through the income statement in the period, net	299
Cash received related to risk-management contracts settled in the period, net	(46)
Changes in fair value as a result of a change in valuation technique (1)	—
Non-cash adjustments and other (2)	50

Fair value of portfolio at March 31, 2010	$270
__________
(1)	Our modeling methodology has been consistently applied.
(2)
Reflects the reduction of $50 million of risk management activity as of January 1, 2010 due to the deconsolidation of PPEA Holding.  Please read Note 1—Accounting Policies—Accounting Policies Adopted—Variable Interest Entities for further discussion.

The net risk management asset of $270 million is the aggregate of the following line items on our unaudited condensed consolidated balance sheets: Current Assets—Assets from risk-management activities, Other Assets—Assets from risk-management activities, Current Liabilities—Liabilities from risk-management activities and Other Liabilities—Liabilities from risk-management activities.

Risk-Management Asset and Liability Disclosures.  The following table provides an assessment of net contract values by year as of March 31, 2010, based on our valuation methodology:

Net Fair Value of Risk-Management Portfolio

	Total	2010	2011	2012	2013	2014	Thereafter
	(in millions)
Market quotations (1)	$175	$122	$67	$(14)	$—	$—	$—
Prices based on models	95	67	30	(6)	1	1	2

Total (2)	$270	$189	$97	$(20)	$1	$1	$2
__________
(1)	Prices obtained from actively traded, liquid markets for commodities.
(2)
The market quotations and prices based on models categorization differs from the fair value accounting standards’ categories of Level 1, Level 2 and Level 3 due to the application of the different methodologies.  Please see Note 6—Fair Value Measurements for further discussion.

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

•	beliefs about the overall economy, demand for power, commodity pricing and generation volumes;

•
anticipated liquidity in the regional power and fuel markets in which we transact, including the extent to which such liquidity could be affected by poor economic and financial market conditions or new regulations and any resulting impacts on financial institutions and other current and potential counterparties;

•	sufficiency of, access to and costs associated with coal, fuel oil and natural gas inventories and transportation thereof, including our efforts to contract for coal volumes beyond 2010;

•
beliefs and assumptions about market competition, generation capacity and regional supply and demand characteristics of the wholesale power generation market, including the anticipation of higher market pricing over the longer term;

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	beliefs and assumptions about weather and general economic conditions;

•	projected operating or financial results, including anticipated cash flows from operations, revenues and profitability;

•	expectations regarding our revolver capacity, credit facility compliance, financial covenants, collateral demands, capital expenditures, interest expense and other payments;

•	beliefs or expectations regarding the potential amendment, extension or refinancing of our Credit Facility;

•	our focus on safety and our ability to efficiently operate our assets so as to maximize our revenue generating opportunities and operating margins;

•	beliefs about the outcome of legal, regulatory, administrative and legislative matters; and

•	expectations and estimates regarding capital and maintenance expenditures, including the Midwest Consent Decree and its associated costs.

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

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—DYNEGY INC. AND DYNEGY HOLDINGS INC.

Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K for a discussion of our exposure to commodity price variability and other market risks related to our net non-trading derivative assets and liabilities, including foreign currency exchange rate risk.  Following is a discussion of the more material of these risks and our relative exposures as of March 31, 2010.

Value at Risk (“VaR”).  The following table sets forth the aggregate daily VaR of the mark-to-market portion of our risk-management portfolio primarily associated with the GEN segments and the remaining legacy customer risk management business.  The VaR calculation does not include market risks associated with the accrual portion of the risk-management portfolio that is designated as a cash flow hedge or a “normal purchase normal sale”, nor does it include expected future production from our generating assets.  Please read “Value at Risk” in our Form 10-K for a complete description of our valuation methodology.  The decrease in the March 31, 2010 VaR was primarily due to decreased forward sales and lower commodity price levels as compared to December 31, 2009.

Daily and Average VaR for Risk-Management Portfolios

	March 31, 2010	December 31, 2009
	(in millions)
One day VaR—95 percent confidence level	$26	$41
One day VaR—99 percent confidence level	$37	$57
Average VaR for the year-to-date period—95 percent confidence level	$33	$34

Credit Risk.  The following table represents our credit exposure at March 31, 2010 associated with the mark-to-market portion of our risk-management portfolio, on a net basis.

Credit Exposure Summary

	Investment Grade Quality	Non-Investment Grade Quality	Total
	(in millions)
Type of Business:
Financial institutions	$64	$—	$64
Utility and power generators	16	—	16
Commercial, industrial and end users	4	13	17

Total	$84	$13	$97

Of the $13 million in credit exposure to non-investment grade counterparties, none is collateralized or subject to other credit exposure protection.

Interest Rate Risk.  We are exposed to fluctuating interest rates related to variable rate financial obligations.  As of March 31, 2010, our fixed rate debt instruments, as a percentage of total debt instruments, were approximately 81 percent.  The net notional fixed rate debt as a percentage of total debt was approximately 81 percent.  Based on sensitivity analysis of the variable rate financial obligations in our debt portfolio as of March 31, 2010, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the 12 months ended March 31, 2011 would either decrease or increase interest expense by approximately $9 million.  This exposure would be partially offset by an approximate $9 million increase or decrease in interest income related to the restricted cash balance of $850 million posted as collateral to support the term letter of credit facility.  Over time, we may seek to reduce or increase the percentage of fixed rate financial obligations in our debt portfolio through the use of swaps or other financial instruments.

The notional financial contract amounts associated with our interest rate contracts were as follows at March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009
Fair value hedge interest rate swaps (in millions of U.S. dollars)	$25	$25
Fixed interest rate received on swaps (percent)	5.70	5.70
Interest rate risk-management contract (in millions of U.S. dollars)	$231	$784
Fixed interest rate paid on swaps (percent)	5.35	5.33
Interest rate risk-management contract (in millions of U.S. dollars)	$206	$206
Fixed interest rate received on swaps (percent)	5.28	5.28

Item 4—CONTROLS AND PROCEDURES—DYNEGY INC. AND DYNEGY HOLDINGS INC.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Dynegy’s and DHI’s management, including their Chief Executive Officer and their Chief Financial Officer, of the effectiveness of the design and operation of Dynegy’s and DHI’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of Dynegy’s disclosure committee.  This evaluation also considered the work completed relating to Dynegy’s and DHI’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, Dynegy’s and DHI’s CEO and CFO concluded that Dynegy’s and DHI’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls Over Financial Reporting

There were no changes in Dynegy’s and DHI’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect Dynegy’s and DHI’s internal control over financial reporting during the quarter ended March 31, 2010.

DYNEGY INC. and DYNEGY HOLDINGS INC.

PART II. OTHER INFORMATION

Item 1—LEGAL PROCEEDINGS—DYNEGY INC. AND DYNEGY HOLDINGS INC.

See Note 11—Commitments and Contingencies—Legal Proceedings to the accompanying unaudited condensed consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.

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

Item 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS—DYNEGY INC.

Upon vesting of restricted stock awarded by Dynegy to employees, shares are withheld to cover the employees’ withholding taxes.  Information on Dynegy’s purchases of equity securities during the quarter follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	1,265	$1.81	—	N/A
February 1-28	—	$—	—	N/A
March 1-31	101,185	$1.46	—	N/A

Total	102,450	$1.47	—	N/A

These were the only purchases of equity securities made by us during the three months ended March 31, 2010.  Dynegy does not have a stock repurchase program.

Item 6—EXHIBITS—DYNEGY INC. AND DYNEGY HOLDINGS INC.

The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description
10.1
Form of Performance Award Agreement with Bruce A. Williamson, dated March 3, 2010 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on March 5, 2010, File No. 1-33443).

10.2	Form of Performance Award Agreement, dated March 3, 2010 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on March 5, 2010, File No. 1-33443).
10.3
Form of Restricted Stock Award Agreement with Bruce A. Williamson, dated March 3, 2010 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on March 5, 2010, File No. 1-33443).

10.4	Form of Restricted Stock Award Agreement, dated March 3, 2010 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc. filed on March 5, 2010, File No. 1-33443).
10.5
Form of Non-Qualified Stock Option Award Agreement with Bruce A. Williamson, dated March 3, 2010 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Dynegy Inc. filed on March 5, 2010, File No. 1-33443).

10.6
Form of Non-Qualified Stock Option Award Agreement, dated March 3, 2010 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Dynegy Inc. filed on March 5, 2010, File No. 1-33443).

10.7
First Amendment to the 2009 Form of Performance Award Agreement, effective as of March 3, 2010 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Dynegy Inc. filed on March 5, 2010, File No. 1-33443).

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

DYNEGY INC.

Date: May 10, 2010	By:	/s/ HOLLI C. NICHOLS
Holli C. Nichols Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

DYNEGY HOLDINGS INC.

Date: May 10, 2010	By:	/s/ HOLLI C. NICHOLS
Holli C. Nichols Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)