Form 10-Q
period 2011-09-30
DYNEGY HOLDINGS, LLC
filed 2012-09-18
CIK 1105055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-29311

DYNEGY HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

State of Incorporation	I.R.S. Employer Identification No.
Delaware	94-3248415
601 Travis Street, Suite 1400
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 507-6400
(Registrant’s telephone number, including area code)

Dynegy Holdings Inc.
1000 Louisiana, Suite 5800
Houston, TX 77002
(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒
All of the registrant’s outstanding membership interests are owned directly by Dynegy Inc.

DEFINITIONS

As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BTA	Best technology available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	The California Independent System Operator
CARB	California Air Resources Board
CCR	Coal Combustion Residuals
CEQA	California Environmental Quality Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
DH	Dynegy Holdings, LLC (formerly known as Dynegy Holdings Inc.)
DMSLP	Dynegy Midstream Services L.P.
EGU	Electric generating unit
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles of the United States of America
GEN Finance	Dynegy Gen Finance Company, LLC
GHG	Greenhouse Gas
HAPs	Hazardous air pollutants, as defined by the Clean Air Act
IMA	In-market asset availability
ISO	Independent System Operator
ISO-NE	Independent System Operator New England
MACT	Maximum achievable control technology
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt hour
NM	Not meaningful
NOL	Net operating loss
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRG	NRG Energy, Inc.
NSPS	New Source Performance Standard
NYISO	New York Independent System Operator
NYSDEC	New York State Department of Environmental Conservation
OTC	Over-the-counter
PJM	PJM Interconnection, LLC
PPEA	Plum Point Energy Associates, LLC
PPEA Holding	Plum Point Energy Associates Holding Company, LLC
RFO	Request for offer
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must Run
SEC	U.S. Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide

SPDES	State Pollutant Discharge Elimination System
VaR	Value at Risk
VIE	Variable Interest Entity

Item 1—FINANCIAL STATEMENTS

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$386	$253
Restricted cash and investments	128	81
Short-term investments	—	90
Accounts receivable, net of allowance for doubtful accounts of $12 and $13, respectively	174	229
Accounts receivable, affiliates	42	1
Interest receivable, affiliates	8	—
Inventory	60	121
Assets from risk-management activities	1,947	1,199
Assets from risk-management activities, affiliates	4	—
Deferred income taxes	—	3
Broker margin account	17	80
Prepayments and other current assets	193	123
Total Current Assets	2,959	2,180
Property, Plant and Equipment	3,902	8,593
Accumulated depreciation	(1,061)	(2,320)
Property, Plant and Equipment, Net	2,841	6,273
Other Assets
Restricted cash and investments	530	859
Assets from risk-management activities	131	72
Assets from risk management activities, affiliates	1	—
Intangible assets	104	141
Undertaking receivable, affiliate	1,250	—
Deferred income taxes	—	$—
Other long-term assets	461	424
Total Assets	$8,277	$9,949

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions)

	September 30, 2011	December 31, 2010
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$151	$134
Accounts payable, affiliates	49	—
Accrued interest	115	36
Deferred income taxes	2	—
Accrued liabilities and other current liabilities	68	106
Liabilities from risk-management activities	2,037	1,138
Liabilities from risk-management activities, affiliates	21	—
Short term debt, affiliates	200	—
Notes payable and current portion of long-term debt	3,354	148
Total Current Liabilities	5,997	1,562
Long-term debt	1,072	4,426
Long-term debt, affiliates	10	200
Long-Term Debt	1,082	4,626
Other Liabilities
Liabilities from risk-management activities	153	99
Liabilities from risk-management activities, affiliates	2	—
Deferred income taxes	139	606
Other long-term liabilities	160	337
Total Liabilities	7,533	7,230
Commitments and Contingencies (Note 10)
Member's Equity	744	2,719
Total Liabilities and Member's Equity	$8,277	$9,949

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$467	$775	$1,298	$1,872
Cost of sales	(278)	(334)	(781)	(873)
Gross margin, exclusive of depreciation shown separately below	189	441	517	999
Operating and maintenance expense, exclusive of depreciation shown separately below	(87)	(110)	(303)	(341)
Depreciation and amortization expense	(60)	(96)	(261)	(261)
Impairment and other charges	(3)	(134)	(6)	(135)
General and administrative expenses	(25)	(47)	(87)	(106)
Operating income (loss)	14	54	(140)	156
Losses from unconsolidated investments	—	—	—	(34)
Interest expense	(105)	(92)	(283)	(272)
Debt extinguishment costs	(21)	—	(21)	—
Other income and expense, net	7	1	11	3
Loss from continuing operations before income taxes	(105)	(37)	(433)	(147)
Income tax benefit (expense) (Note 14)	(24)	15	109	71
Loss from continuing operations	(129)	(22)	(324)	(76)
Income from discontinued operations, net of taxes	—	—	—	1
Net loss	$(129)	$(22)	$(324)	$(75)

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited) (in millions)

	Three Months Ended September 30,
	2011	2010
Net loss	$(129)	$(22)
Amortization of unrecognized prior service cost and actuarial loss (net of tax expense of zero and zero)	1	1
Total Other comprehensive income, net of tax	1	1
Comprehensive loss	$(128)	$(21)

	Nine Months Ended September 30,
	2011	2010
Net loss	$(324)	$(75)
Amortization of unrecognized prior service cost and actuarial loss (net of tax expense of $1 and $2)	2	2
Total Other comprehensive income, net of tax	2	2
Comprehensive loss	$(322)	$(73)

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(324)	$(75)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	278	273
Impairment and other charges	2	135
Losses from unconsolidated investments, net of cash distributions	—	34
Risk-management activities	142	(123)
Risk-management activities, affiliates	(2)	—
Deferred income taxes	(109)	(69)
Debt extinguishment costs	21	—
Other	33	51
Changes in working capital:
Accounts receivable	54	14
Inventory	17	15
Broker margin account	(53)	353
Prepayments and other assets	(40)	7
Accounts payable and accrued liabilities	91	108
Affiliate transactions	(47)	—
Changes in non-current assets	(69)	(51)
Changes in non-current liabilities	2	(2)
Net cash provided by (used in) operating activities	(4)	670
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(163)	(270)
Unconsolidated investments	—	(15)
Maturities of short-term investments	444	149
Purchases of short-term investments	(269)	(406)
Decrease (increase) in restricted cash and investments	178	(53)
Affiliate transactions	—	(1)
DMG Transfer	(441)	—
Other investing	10	—
Net cash used in investing activities	(241)	(596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of financing costs	2,022	(5)
Repayments of borrowings	(1,623)	(31)
Debt extinguishment costs	(21)	—
Net cash provided by (used in) financing activities	378	(36)
Net increase in cash and cash equivalents	133	38
Cash and cash equivalents, beginning of period	253	419
Cash and cash equivalents, end of period	$386	$457
Other non-cash investing activity:
Non-cash capital expenditures	$(3)	$10
Other non-cash financing activity:
Undertaking agreement, affiliate	$(1,250)	$—

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

EXPLANATORY NOTE

As explained herein, on November 7, 2011, we and four of our wholly owned subsidiaries, Dynegy Northeast Generation, Inc. ("Dynegy Northeast Generation"), Hudson Power, L.L.C. (“Hudson”), Dynegy Danskammer, L.L.C. (“Danskammer”) and Dynegy Roseton, L.L.C. (“Roseton”, and together with us, DNE, Hudson and Danskammer, the “DH Debtor Entities”) filed voluntary petitions (the “DH Chapter 11 Cases”) for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York, Poughkeepsie Division (the "Bankruptcy Court"). Since filing the DH Chapter 11 Cases, we have not filed our quarterly reports on Form 10-Q or our annual report on Form 10-K with the SEC. On the filing date hereof, we are simultaneously filing our quarterly report for the third quarter of 2011, our annual report for the year ended December 31, 2011, and our quarterly reports for the first and second quarters of 2012. In each of these reports, in a note to the financial statements, we have disclosed recent material developments with respect to our business, including with respect to the DH Chapter 11 Cases and other legal proceedings, in each case, as of the date of the filing of such reports. In this report, please see Note 16—Subsequent Events for a discussion of these developments. Further, additional disclosures regarding such developments can be found throughout each of these reports. For recent information regarding our financial condition and results of operations, please read our quarterly report on Form 10-Q for the second quarter of 2012.

Note 1—Basis of Presentation and Organization

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC.  Unless the context indicates otherwise, throughout this report, the terms "DH," “the Company,” “we,” “us,” “our,” and “ours” are used to refer to Dynegy Holdings, LLC and its direct and indirect subsidiaries, unless the context clearly indicates otherwise. The term “Dynegy” refers to our parent company, Dynegy Inc., unless the context clearly indicates otherwise. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010, filed on March 8, 2011, which we refer to as our “Form 10-K.”

On September 1, 2011, DH, then a Delaware corporation, changed its corporate form to a Delaware limited liability company pursuant to Section 266 of the General Corporation Law of the State of Delaware.

As reflected in this report, we have changed our reportable segments. Beginning with the third quarter of 2011, as a result of the Reorganization (as defined and described below), we report the results of our power generation business as three separate segments: (i) the Gas segment ("Gas"), (ii) the Dynegy Northeast segment ("DNE"), and the Coal segment ("Coal"). Prior to this report, we reported results for the following segments: (i) Gen-MW (ii) GEN-WE and (iii) GEN-NE. Accordingly, we have recast the corresponding items of segment information for all prior periods. Our consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization. General and administrative expenses are allocated to each reportable segment. Subsidiaries in our Gas, DNE, and Coal segments have entered into service agreements with certain of our affiliates. Please read "Service Agreements" for further discussion of the service agreements.

The Gas segment includes Dynegy Power, LLC ("DPC"), which owns, directly and indirectly, substantially all of our wholly-owned natural gas-fired power generation facilities. DPC, a bankruptcy remote entity, and its direct and indirect subsidiaries are organized into a ring-fenced group for the benefit of the creditors of DPC.

The Coal segment includes Dynegy Midwest Generation, LLC ("DMG"), which owns directly and indirectly, substantially all of the coal-fired power generation facilities. DMG, a bankruptcy remote entity, and its direct and indirect subsidiaries are organized into a ring-fenced group for the benefit of the creditors of DMG. Effective September 1, 2011, we transferred our Coal segment, which included approximately 3,100 MW, to our parent, Dynegy. On June 5, 2012, the effective date of the Settlement Agreement (as defined and discussed below in Note 16 to our financial statements), we reacquired the Coal segment. Please see Note 16—Subsequent Events—Bankruptcy Filing—Settlement Agreement and Plan Support Agreement for further discussion.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Reorganization

In August 2011, Dynegy completed a reorganization of its subsidiaries (the “Reorganization”), whereby, (i) substantially all of the coal-fired power generation facilities are held by DMG, an indirect wholly-owned subsidiary of Dynegy (ii) substantially all of our natural gas-fired power generation facilities are held by DPC, and (iii) we continue to own 100 percent of the ownership interests of Dynegy Northeast Generation, Inc., the entity that indirectly holds the equity interest in the subsidiaries that operate the Roseton and Danskammer power generation facilities, including the leased units.  As a result of the Reorganization, DPC owns a portfolio of eight primarily natural gas-fired intermediate (combined cycle) and peaking (combustion and steam turbines) power generation facilities diversified across the West, Midwest and Northeast regions of the United States, totaling 6,771 MW of generating capacity.  DMG owns a portfolio of six primarily coal-fired baseload power generation facilities located in the Midwest, totaling 3,132 MW of generating capacity.  The DPC and DMG asset portfolios were designed to be separately financeable.  DPC and DMG are bankruptcy remote, thereby accommodating the financings reflected by the credit agreements and providing us with greater flexibility in our efforts to address leverage and liquidity issues and to realize the value of our assets.  Please read Note 11—Debt—Credit Agreements for discussion of the credit agreements.  Our remaining assets (including our leasehold interests in the Danskammer and Roseton facilities) are not a part of either DPC or DMG.

DMG Transfer.  On September 1, 2011, Dynegy and Dynegy Gas Investments, LLC (“DGIN”), our direct wholly-owned subsidiary, entered into a Membership Interest Purchase Agreement pursuant to which DGIN sold 100 percent of the outstanding membership interests of Dynegy Coal HoldCo, LLC (“Coal HoldCo”), a wholly owned subsidiary of DGIN, to Dynegy (the “DMG Transfer”).  Our management and Dynegy's Board of Directors, as well as DGIN’s board of managers, concluded that the fair value of the equity stake in Coal HoldCo at the time of the transfer was approximately $1.25 billion, after taking into account all debt obligations of DMG, including in particular DMG’s $600 million, five-year senior secured term loan facility.  Dynegy provided this value to DGIN in exchange for Coal HoldCo through Dynegy’s obligation, pursuant to an Undertaking Agreement (the “Undertaking Agreement”), to make certain specified payments over time which coincide in timing and amount with the payments of principal and interest that we are obligated to make under a portion of our $1.1 billion of 7.75 percent senior unsecured notes due 2019 and our $175 million of 7.625 percent senior debentures due 2026.  The Undertaking Agreement does not provide any rights or obligations with respect to any of our outstanding notes or debentures, including the notes and debentures due in 2019 and 2026.

Immediately after closing the DMG Transfer, DGIN assigned its right to receive payments under the Undertaking Agreement to the Company in exchange for a promissory note (the “Promissory Note”) in the amount of $1.25 billion that matures in 2027 (the “Assignment”).  The Promissory Note bears annual interest at a rate of 4.24 percent, which would be payable upon maturity.  As a condition to Dynegy’s consent to the Assignment, the Undertaking Agreement was amended and restated to be between us and Dynegy and to provide for the reduction of Dynegy’s obligations if the outstanding principal amount of any of our $3.5 billion of outstanding notes and debentures is decreased as a result of any exchange offer, tender offer or other purchase or repayment by Dynegy or its subsidiaries (other than us and our subsidiaries, unless Dynegy guarantees the debt securities of the Company or such subsidiary in connection with such exchange offer, tender offer or other purchase or repayment); provided, that such principal amount is retired, cancelled or otherwise forgiven. Please read Note 3—DMG Transfer and Undertaking Agreement for further discussion. On June 5, 2012, the effective date of the Settlement Agreement, we reacquired the Coal segment (including DMG). At such time the Undertaking Agreement and Promissory Note were terminated with no further obligations thereunder. Please see Note 16—Subsequent Events—Bankruptcy Filing—Settlement Agreement and Plan Support Agreement for further discussion.

Overview of Bankruptcy Remote and Ring-Fencing Measures.  The Reorganization created new companies, some of which are “bankruptcy remote.”  These bankruptcy remote entities have an independent manager whose consent is required for certain corporate actions and such entities are required to present themselves to the public as separate entities.  They maintain separate books, records and bank accounts and separately appoint officers.  Furthermore, they pay liabilities from their own funds, they conduct business in their own names (other than any business relating to the trading activities of us and our subsidiaries), they observe a higher level of formalities, and they have restrictions on pledging their assets for the benefit of certain other persons.   In addition, as part of the Reorganization, some companies within our portfolio were reorganized into “ring-fenced” groups. The upper-level companies in such ring-fenced groups are bankruptcy-remote entities governed by limited liability company operating agreements which, in addition to the bankruptcy remoteness provisions described above, contain certain additional restrictions prohibiting any material transactions with affiliates other than the direct and indirect

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

subsidiaries within the ring-fenced group without independent manager approval.

Relationships with Third Parties.  Each ring-fenced entity bills its customers on invoices clearly referencing solely such ring-fenced entity.  Other than in the limited context of Services (defined and described below), when transacting business with third parties, including vendors and customers, employees of the ring-fenced entities do not hold themselves out as agents or representatives of non-ring-fenced entities.  Similarly, other than in the limited context of Services, when transacting business with third parties, employees of non-ring-fenced entities do not hold themselves out as agents or representatives of ring-fenced entities.

Service Agreements.  Service Agreements between Dynegy and each of Dynegy Gas Investments Holdings, LLC (“DGIH”), Dynegy Coal Investments Holdings, LLC (“DCIH”), Dynegy Northeast Generation, Inc. and certain other subsidiaries of Dynegy, which were entered into at the Reorganization, govern the terms under which identified services (the “Services”) are provided.  Under the Service Agreements, Dynegy and certain of its subsidiaries (the “Providers”) provide Services to DGIH, DCIH and Dynegy Northeast Generation, Inc., their respective subsidiaries and certain of our other subsidiaries (the “Recipients”).

The Providers act as agents for the Recipients for the limited purpose of providing the Services set forth in the Service Agreements.  The Providers may perform additional services at the request of the Recipients, and will be reimbursed for all costs and expenses related to such additional services.  Prior to the beginning of each fiscal year in which Services are to be provided pursuant to the Service Agreements, the Providers and the Recipients must agree on a budget for the Services, outlining, among other items, the contemplated scope of the Services to be provided in the following fiscal year and the cost of providing each Service.  The Recipients will pay the Providers an annual management fee as agreed in the budget, which shall include reimbursement of out-of pocket costs and expenses related to the provision of the Services and will provide reasonable assistance, such as information, services and materials, to the Providers.

Chapter 11 Filings and Going Concern. Our accompanying unaudited condensed consolidated financial statements were prepared assuming that based on the information available in this reporting period, we would continue as a going concern, and therefore contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these unaudited condensed consolidated financial statements.  However, continued low power prices over the past several years have had a significant adverse impact on our business and continue to negatively impact our projected future liquidity.

As noted above, certain of our subsidiaries (DPC and DMG) entered into two credit agreements on August 5, 2011 which resulted in the repayment in full and termination of commitments under our former Fifth Amended and Restated Credit Agreement. We also completed the DMG Transfer. While DPC's credit agreement was designed to provide sufficient operating liquidity for DPC for the foreseeable future, it contains certain restrictions related to distributions by DPC to its parent company.  Please read Note 11—Debt—Credit Agreements for further discussion.

 On November 7, 2011, we still had significant debt service requirements in connection with our outstanding notes and debentures, and there were significant payment obligations related to the leasehold interests in the Danskammer and Roseton facilities.  On that date, the DH Debtor Entities filed the DH Chapter 11 Cases in the Bankruptcy Court. The DH Chapter 11 Cases were assigned to the Honorable Cecelia G. Morris and are being jointly administered for procedural purposes only under the caption In re: Dynegy Holdings, LLC, et. al, Case No. 11-38111. Please see Note 16—Subsequent Events—Bankruptcy Filing for further information regarding the development of our case and Dynegy's subsequent petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the "Dynegy Chapter 11 Case," and together with the DH Chapter 11 Cases, the “Chapter 11 Cases”). Only the DH Debtor Entities filed voluntary petitions for relief and none of our other direct or indirect subsidiaries are debtors under Chapter 11 of the Bankruptcy Code. Consequently, they continue to operate their business in the ordinary course. Please see Note 16—Subsequent Events—Bankruptcy Filing for further information.

Our ability to continue as a going concern is dependent on many factors, including, among other things, the generation by DPC and DMG of sufficient positive operating results to enable DPC and DMG to make certain restricted distributions to its parents (as described in Note 11—Debt), the terms and conditions of an approved plan of reorganization that allows the DH Debtor Entities to emerge from bankruptcy, execution of any further restructuring strategies, and the successful execution of the company-wide cost reduction initiatives that are ongoing.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties except for the

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

reclassification of the DH Senior Notes and Debentures, including the Subordinated Capital Income Securities (as defined below in Note 16) reflected as affiliated debt, and associated deferred financing costs due to the DH Chapter 11 Cases discussed above.  Please read Note 11—Debt—Senior Notes and Debentures and Subordinated Capital Income Securities for further discussion.

Note 2—Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make informed estimates and judgments that affect our reported financial position and results of operations based on currently available information.  Actual results could differ materially from our estimates. The results of operations for the interim periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year or any other interim period due to seasonal fluctuations in demand for our energy products and services, changes in commodity prices, timing of maintenance and other expenditures and other factors.
Subsequent Events.
DH financial statements as of December 31, 2011 and for the period from November 8, 2011 through December 31, 2011 were initially issued on March 8, 2012 in connection with the filing of Dynegy's 2011 Form 10-K. We have considered the impact of events occurring subsequent to March 8, 2012 for disclosure but have not recognized the impact of such events in these consolidated financial statements.

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

Presentation of Comprehensive Income.  In June 2011, the FASB issued ASU 2011-05—Comprehensive Income (Topic 220):  Presentation of Comprehensive Income (“ASU No. 2011-05”).  The FASB’s objective in issuing this guidance is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The standard requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the implementation of this guidance to have a significant impact on our financial condition, results of operations or cash flows.

Note 3—DMG Transfer and Undertaking Agreement

On September 1, 2011, we completed the DMG Transfer which resulted in the transfer of our Coal segment to Dynegy Inc. in exchange for the Undertaking Agreement. In connection with the DMG Transfer, we recognized a loss of $1.77 billion, which was recorded as a reduction of member's equity because the transaction was between entities under common control.

On June 5, 2012, the effective date of the Settlement Agreement, we reacquired the Coal segment (including DMG). At such time, the Undertaking Agreement and Promissory Note were terminated with no further obligations thereunder. Please see Note 16—Subsequent Events—Settlement Agreement and Plan Support Agreement for further information on our reacquisition of the Coal segment.

Note 4—Investments

We did not have any investments as of September 30, 2011. The amortized cost basis, unrealized gains and losses and fair values of investments in available for sale investments as of December 31, 2010 is shown in the table below:

	Investments as of December 31, 2010
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Available for Sale investments:
Commercial Paper	$41	$—	$—	$41
Certificates of Deposit	12	—	—	12
Corporate Securities	2	—	—	2
U.S. Treasury and Government Securities (1)	120	—	—	120
Total	$175	$—	$—	$175
_______________________________________________________________________________
(1)        Includes $85 million in Broker margin account on our unaudited condensed consolidated balance sheets in support of transactions with our futures clearing manager.

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

Many of our contractual arrangements are derivative instruments and are accounted for at fair value as part of Revenues in our unaudited condensed consolidated statements of operations.  We also manage commodity price risk by entering into capacity forward sales arrangements, tolling arrangements, RMR contracts, fixed price coal purchases and other arrangements that do not receive fair value accounting treatment because these arrangements do not meet the definition of a derivative or are designated as “normal purchase normal sales."  As a result, the gains and losses with respect to these arrangements are not reflected in the unaudited condensed consolidated statements of operations until delivery occurs.

Quantitative Disclosures Related to Financial Instruments and Derivatives

The following disclosures and tables present information concerning the impact of derivative instruments on our unaudited condensed consolidated balance sheets and statements of operations.  In the table below, commodity contracts primarily consist of derivative contracts related to our power generation business that we have entered into for purposes of economically hedging future fuel requirements and sales commitments and securing commodity prices.  We elect not to designate any of our commodity instruments as accounting hedges. As of September 30, 2011, our commodity derivatives were comprised of both purchases and sales. As of September 30, 2011, we had net purchase and sales of commodity derivative contracts outstanding in the following quantities:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Contract Type	Hedge Designation	Quantity	Unit of Measure	Net Fair Value
		(in millions)		(in millions)
Commodity contracts:
Electric energy (1)	Not designated	(15)	MWh	$66
Electric energy - affiliate (1)	Not designated	5	MWh	$(18)
Natural gas (1)	Not designated	(25)	MMBtu	$(162)
Heat rate derivatives	Not designated	(3)/27	MWh/MMBtu	$(17)
Other (2)	Not designated	2	Misc.	$1
_______________________________________________________________________________
(1) Mainly comprised of swaps, options and physical forwards.
(2) Comprised of emissions, coal, crude oil and fuel oil options, swaps, and physical forwards.

Derivatives on the Balance Sheet.  We execute a significant volume of transactions through futures clearing managers.  Our daily cash payments (receipts) to (from) our futures clearing managers consist of three parts: (i) fair value of open positions (exclusive of options) (“Daily Cash Settlements”); (ii) initial margin requirements of open positions (“Initial Margin”); and (iii) fair value related to options (“Options”, and collectively with Daily Cash Settlements and Initial Margin, “Collateral”).  We do not offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement and we do not elect to offset the fair value amounts recognized for the Daily Cash Settlements paid or received against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.  As a result, our unaudited condensed consolidated balance sheets present derivative assets and liabilities, as well as related Collateral, as applicable, on a gross basis.

We have used short-term investments to collateralize a portion of our collateral requirements.  The broker required that we post approximately 103 percent of any collateral requirement collateralized with short-term investments.  Accordingly, our Broker margin account included approximately $3 million related to this requirement at December 31, 2010.  Additionally, we posted $7 million of short-term investments which were not utilized as collateral at December 31, 2010.  There were no short-term investments in our Broker margin account at September 30, 2011.

In addition to the transactions we execute through the futures clearing managers, we also execute transactions through multiple bilateral counterparties.  Our transactions with these counterparties are collateralized using only cash collateral.  As of September 30, 2011, we had $41 million posted with these counterparties, which is included in Prepayments and other current assets on our unaudited condensed consolidated balance sheets.

The following table presents the fair value and balance sheet classification of derivatives in the unaudited condensed consolidated balance sheet as of September 30, 2011, and December 31, 2010 segregated by type of contract segregated by assets and liabilities.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Contract Type	Balance Sheet Location	September 30, 2011	December 31, 2010
		(in millions)
Derivatives designated as hedging instruments:
Derivative Assets:
Interest rate contracts	Assets from risk management activities	$—	$1
Total derivatives designated as hedging instruments		—	1
Derivatives not designated as hedging instruments:
Derivative Assets:
Commodity contracts	Assets from risk management activities	$2,078	$1,265
Commodity contracts, affiliates	Assets from risk management activities, affiliates	5	—
Interest rate contracts	Assets from risk management activities	—	5
Derivative Liabilities:
Commodity contracts	Liabilities from risk management activities	(2,190)	(1,231)
Commodity contracts, affiliates	Liabilities from risk management activities, affiliates	(23)	—
Interest rate contracts	Liabilities from risk management activities	—	(6)
Total derivatives not designated as hedging instruments, net		$(130)	$33
Total derivatives, net		$(130)	$34

Impact of Derivatives on the Consolidated Statements of Operations

The following discussion and tables include the location and amount of gains and losses on derivative instruments in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, segregated between designated, qualifying hedging instruments and those that are not, by type of contract.

Fair Value Hedges.  We enter into derivative instruments that qualify, and that we may elect to designate, as fair value hedges.  We previously used interest rate swaps to convert a portion of our non-prepayable fixed-rate debt into floating-rate debt.  These derivatives and the corresponding hedged debt matured April 1, 2011.  During the three and nine months ended September 30, 2011 and 2010, there was no ineffectiveness from changes in the fair value of hedge positions and no amounts were excluded from the assessment of hedge effectiveness.  During the three and nine months ended September 30, 2011 and 2010, there were no gains or losses related to the recognition of firm commitments that no longer qualified as fair value hedges.

The impact of interest rate swap contracts designated as fair value hedges and the related hedged item on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 was immaterial for all periods.

Financial Instruments Not Designated as Hedges.  We elect not to designate derivatives related to our power generation business and interest rate instruments as cash flow or fair value hedges.  Thus, we account for changes in the fair value of these derivatives within the consolidated statements of operations (herein referred to as “mark-to-market accounting treatment”).  As a result, these mark-to-market gains and losses are not reflected in the unaudited condensed consolidated statements of operations in the same period as the underlying activity for which the derivative instruments serve as economic hedges.

For the three-month period ended September 30, 2011, our revenues included approximately $17 million of mark-to-market losses related to this activity compared to $132 million of mark-to-market gains in the same period in the prior year.  For the nine months ended September 30, 2011, our revenues included approximately $144 million of mark-to-market losses

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

related to this activity compared to $127 million of mark-to-market gains in the same period in the prior year.

The impact of derivative financial instruments on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 is presented below.  Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments.  Therefore, this presentation is not indicative of the economic gross margin we expect to realize when the underlying physical transactions settle.

Derivatives Not Designated as	Location of Gain ( Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized in Income on Derivatives for the Nine Months Ended September 30,
Hedging Instruments	Derivatives	2011	2010	2011	2010
		(in millions)
Commodity contracts	Revenues	$(62)	$106	$(132)	$246
Commodity contracts - affiliates	Revenues	(5)	—	(5)	—
Interest rate contracts	Interest expense	—	—	—	(1)

Note 6—Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities, including transactions with affiliates, that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$226	$30	$256
Electricity derivatives, affiliates	—	1	4	5
Natural gas derivatives	—	1,819	1	1,820
Other derivatives	—	2	—	2
Total assets from commodity risk management activities	$—	$2,048	$35	$2,083
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(178)	$(12)	$(190)
Electricity derivatives, affiliates	—	(19)	(4)	(23)
Natural gas derivatives	—	(1,978)	(4)	(1,982)
Heat rate derivatives	—	—	(17)	(17)
Other derivatives	—	(1)	—	(1)
Total liabilities from commodity risk management activities	$—	$(2,176)	$(37)	$(2,213)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$526	$77	$603
Natural gas derivatives	—	613	5	618
Other derivatives	—	44	—	44
Total assets from commodity risk management activities:	—	1,183	82	1,265
Assets from interest rate contracts	—	6	—	6
Short-term investments:
Commercial paper	—	41	—	41
Certificates of deposit	—	12	—	12
Corporate securities	—	2	—	2
U.S. Treasury and government securities (1)	—	120	—	120
Total short-term investments	—	175	—	175
Total	$—	$1,364	$82	$1,446
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(311)	$(28)	$(339)
Natural gas derivatives	—	(825)	—	(825)
Heat rate derivatives	—	—	(31)	(31)
Other derivatives	—	(36)	—	(36)
Total liabilities from commodity risk management activities	$—	$(1,172)	$(59)	$(1,231)
Liabilities from interest rate contracts	—	(6)	—	(6)
Total	$—	$(1,178)	$(59)	$(1,237)
 _______________________________________________________________________________
(1)        Includes $85 million in Broker margin account on our unaudited condensed consolidated balance sheets in support of transactions with our futures clearing manager.

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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

The following tables set forth a reconciliation of changes in the fair value of financial instruments classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30, 2011
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Total
	(in millions)
Balance at June 30, 2011	$35	$(1)	$(22)	$12
Total losses included in earnings	(14)	(2)	(1)	(17)
Settlements	(2)	—	5	3
Balance at September 30, 2011	$19	$(3)	$(18)	$(2)
Unrealized losses relating to instruments held as of September 30, 2011	$(4)	$(2)	$(5)	$(11)

	Nine Months Ended September 30, 2011
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Total
	(in millions)
Balance at December 31, 2010	$49	$5	$(31)	$23
Total losses included in earnings	(22)	(8)	(1)	(31)
Settlements	(8)	—	14	6
Balance at September 30, 2011	$19	$(3)	$(18)	$(2)
Unrealized losses relating to instruments held as of September 30, 2011	$2	$(7)	$(4)	$(9)

	Three Months Ended September 30, 2010
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Total
	(in millions)
Balance at June 30, 2010	$23	$5	$(23)	$5
Total gains included in earnings	27	—	5	32
Sales and settlements:				—
Sales	—	—	(1)	(1)
Settlements	(2)	—	(4)	(6)
Balance at September 30, 2010	$48	$5	$(23)	$30
Unrealized gains relating to instruments still held as of September 30, 2010	$28	$—	$1	$29

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	Nine Months Ended September 30, 2010
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Interest Rate Swaps	Total
	(in millions)
Balance at December 31, 2009	$6	$5	$17	$(50)	$(22)
Deconsolidation of Plum Point	—	—	—	50	50
Total gains included in earnings	70	—	15	—	85
Purchases, sales and settlements:					—
Purchases	1	—	2	—	3
Sales	(13)	—	(22)	—	(35)
Settlements	(16)	—	(35)	—	(51)
Balance at September 30, 2010	$48	$5	$(23)	$—	$30
Unrealized gains (losses) relating to instruments still held as of September 30, 2010	$60	$—	$(3)	$—	$57

Gains and losses (realized and unrealized) for Level 3 recurring items are included in Revenues on the unaudited condensed consolidated statements of operations.  We believe an analysis of instruments classified as Level 3 should be undertaken with the understanding that these items generally serve as economic hedges of our power generation portfolio.  We did not have any transfers between Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2011 and 2010.

Nonfinancial Assets and Liabilities.  The following table sets forth by level within the fair value hierarchy our fair value measurements with respect to non-financial assets and liabilities that are measured at fair value on a nonrecurring basis.  These assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value Measurements as of September 30, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
	(in millions)
Assets held and used	$—	$—	$275	$275	$(135)
Equity method investment	—	—	—	—	(37)
Total	$—	$—	$275	$275	$(172)

During the nine months ended September 30, 2010, long-lived assets held and used were written down to their fair value of $275 million, resulting in pre-tax impairment charges of $135 million, which is included in Impairment and other charges on our unaudited condensed consolidated statements of operations.  Please read Note 7—Impairment Charges for further discussion.

On January 1, 2010, we recorded an impairment of our investment in PPEA Holding as part of our cumulative effect of a change in accounting principle.  We determined the fair value of our investment using assumptions that reflected our best estimate of third party market participants’ considerations based on the facts and circumstances related to our investment at that time.  The fair value of our investment on January 1, 2010 was considered a Level 3 measurement because the fair value was determined based on probability weighted cash flows resulting from various alternative scenarios including (i) no change in the financing structure, (ii) a restructuring of the project debt, and (iii) insolvency.  These scenarios and the related probability weighting were consistent with the scenarios used at December 31, 2009 in our long-lived asset impairment analysis.  At March 31, 2010, we fully impaired our investment in PPEA Holding due to the uncertainty and risk surrounding PPEA’s financing structure.  Please read Note 8—Impairment and Restructuring Charges—2010 Impairment Charges—Other in our Form 10-K.

Fair Value of Financial Instruments.  We have determined the estimated fair-value amounts using available market information and selected valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  The use of different market assumptions or valuation methodologies could have a material effect on

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

the estimated fair-value amounts.

The carrying values of financial assets and liabilities (cash, accounts receivable, restricted cash and investments, short-term investments and accounts payable) not presented in the table below approximate fair values due to the short-term maturities of these instruments.  The fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes for the periods ending September 30, 2011 and December 31, 2010, respectively.

The fair value of the Undertaking receivable affiliate was determined based on the average of the September 1, 2011 and November 7, 2011 valuations for the Undertaking receivable. The valuations were based on estimated cash flows that Dynegy expects to generate from its Coal segment based on weighting of unlevered and levered discounted cash flow methodologies. These methodologies estimate the value of an asset or business by calculating the present value of expected future cash flows using a market participant's expected weighted average cost of capital (discount rate). The projections of Dynegy's Coal segment's estimated future operating results were based on discrete financial forecasts developed by Dynegy's management for planning purposes. In the levered discounted cash flows methodology, the future operating results were also based on discrete financial forecasts developed by Dynegy's management for planning purposes, but with the inclusion of the related term loan interest and principal payments. This methodology estimates the fair value of the future cash flows from Dynegy's Coal segment by calculating the present value of expected future cash flows using a discount rate that reflects a market participant's expected equity discount rate. Please read Note 12—Related Party Transactions—DMG Transfer and Undertaking Agreement for further discussion regarding the Undertaking receivable.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Undertaking receivable, affiliate (1)	$1,250	$1,000	$—	$—
Interest rate derivatives designated as fair value accounting hedges (2)	—	—	1	1
Interest rate derivatives not designated as accounting hedges (2)	—	—	(1)	(1)
Commodity-based derivative contracts not designated as accounting hedges (2)	(130)	(130)	34	34
Term Loan B, due 2013	—	—	(68)	(67)
Term Facility, floating rate due 2013	—	—	(850)	(845)
DPC Credit Agreement due 2016 (3)	(1,078)	(1,081)	—	—
Senior Notes and Debentures (4):
6.875 percent due 2011 (5)	—	—	(80)	(79)
8.75 percent due 2012	(89)	(69)	(89)	(87)
7.5 percent due 2015 (6)	(771)	(504)	(768)	(592)
8.375 percent due 2016 (7)	(1,044)	(643)	(1,043)	(777)
7.125 percent due 2018	(172)	(102)	(172)	(116)
7.75 percent due 2019	(1,100)	(682)	(1,100)	(728)
7.625 percent due 2026	(171)	(97)	(171)	(107)
Subordinated Debentures payable to affiliates, 8.316 percent, due 2027 (4)	(200)	(76)	(200)	(83)
Sithe Senior Notes, 9.0 percent due 2013 (8)	—	—	(233)	(233)
Other (9)	—	—	175	175
_______________________________________________________________________________

(1)	On September 1, 2011, we completed the DMG Transfer. Please read Note 3—DMG Transfer and Undertaking Agreement for further discussion.

(2)	Included in both current and non-current assets and liabilities on the unaudited condensed consolidated balance sheets.

(3)	Carrying amount includes unamortized discounts of $22 million at September 30, 2011.

(4)	Unless otherwise noted, this debt was reclassified to Liabilities Subject to Compromise upon the commencement of the DH Chapter 11 Cases. Please read Note 16—Subsequent Events for further discussion.

(5)	Payment in full was made on April 1, 2011, which was the maturity date of this debt.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

(6)	Includes unamortized discounts of $14 million and $17 million at September 30, 2011 and December 31, 2010, respectively.

(7)	Includes unamortized discounts of $3 million and $4 million at September 30, 2011 and December 31, 2010, respectively.

(8)	Includes unamortized premiums of $8 million at December 31, 2010.

(9)	Other represents short-term investments, including $85 million of short-term investments included in the Broker margin account, at December 31, 2010.

Note 7—Impairment Charges

Casco Bay Impairment.  On August 13, 2010, Dynegy entered into a merger agreement with an affiliate of The Blackstone Group L.P. (“Blackstone”), pursuant to which Dynegy would be acquired. The merger agreement was not approved by Dynegy's stockholders at the special stockholders’ meeting on November 23, 2010 and was subsequently terminated by the parties in accordance with the terms of the merger agreement.

In connection with the merger agreement, we determined it was more likely than not that our Moss Landing, Morro Bay, Oakland and Casco Bay facilities would be disposed of before the end of their previously estimated useful lives as Blackstone had entered into a separate agreement to sell these facilities to a third party upon the closing of the merger agreement.  Based on the terms of the merger agreement and our impairment analysis of the impact of such agreement on the recoverability of the carrying value of our long-lived assets, we recorded a pre-tax impairment charge of $134 million ($81 million after-tax) during the three months ended September 30, 2010 to reduce the carrying value of our Casco Bay facility and related assets to its fair value.  This charge is included in Impairment and other charges in our consolidated statements of operations in the Gas segment.  Please read Note 15—Segment Information for further discussion of changes to our reportable segments.

In performing the impairment analysis, we concluded that the assets Blackstone planned to sell to a third party did not meet the criteria of “held for sale”, as the agreement to sell these assets was a contractual arrangement between Blackstone and a third party.  Management had not committed to any plan to dispose of these assets prior to the end of their previously estimated useful lives.  As such, we assessed the recoverability of the carrying value of these assets using expected cash flows from the proceeds from the potential sale of these assets, probability weighted with the expected cash flow from continuing to hold and use the assets.  We performed this analysis considering a range of likelihoods that management considered reasonable regarding whether the sale of these assets would be completed.  In any of the scenarios within this range of the probabilities we considered reasonable, the expected undiscounted cash flows from the Moss Landing, Morro Bay and Oakland facilities were sufficient to recover their carrying values, while the expected undiscounted cash flows from the Casco Bay facility were not.  Therefore, we recorded an impairment charge to reduce the carrying value of the Casco Bay facility and related assets to its estimated fair value.  We determined the fair value of the facility based on assumptions that reflect our best estimate of third party market participants’ considerations, and corroborated these assumptions based upon the terms of the proposed sale of the facilities.  The merger agreement ultimately did not receive stockholder approval by Dynegy, and at December 31, 2010, we no longer considered it more likely than not that these facilities would be disposed of before the end of their currently estimated useful lives.

Other.  In the first quarter of 2010, as a result of uncertainty and risk surrounding PPEA’s financing structure, we recorded a pre-tax impairment charge of approximately $37 million to reduce the carrying value of our investment in PPEA Holding to zero.  In the fourth quarter 2010, we sold our interest in this investment.  Please read Note 15—Unconsolidated Investments in our Form 10-K for additional information.

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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Note 8—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, is included in members’ equity on our unaudited condensed consolidated balance sheets as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Cash flow hedging activities, net	$3	$3
Unrecognized prior service cost and actuarial loss, net	(1)	(56)
Accumulated other comprehensive loss, net of tax	$2	$(53)

Note 9—Variable Interest Entities

PPEA Holding Company, LLC.  Until the sale of our interest on November 10, 2010, we owned an approximate 37 percent interest in PPEA Holding, which through PPEA, its wholly-owned subsidiary, owned an approximate 57 percent undivided interest in the Plum Point Project.  On November 10, 2010, we completed the sale of our interest in PPEA Holding to one of the other investors in PPEA Holding.  Please read Note 8—Impairment and Restructuring Charges—2010 Impairment Charges—Other in our Form 10-K.

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

Summarized aggregate financial information for unconsolidated equity investments and our equity share thereof was:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Total	Equity Share	Total	Equity Share
	(in millions)
Revenues	$13	$—	$13	$—
Operating income	3	—	1	—
Net loss	(20)	—	(53)	3

During the second and third quarters of 2010, we did not recognize our share of losses from our investment in PPEA Holding as our investment in PPEA Holding was valued at zero at September 30, 2010, and we did not have an obligation to provide further financial support.

Losses from unconsolidated investments for the nine months ended September 30, 2010 were $34 million, which includes an impairment loss of $37 million, as discussed above.  This impairment was partially offset by equity earnings of $3 million, comprised primarily of mark-to-market gains related to PPEA’s interest rate swaps, partially offset by financing expenses.

Note 10—Commitments and Contingencies

Legal Proceedings

Set forth below is a summary of our material ongoing legal proceedings. We record accruals for estimated losses from contingencies when available information indicates that a loss is probable and the amount of the loss, or range of loss, can be reasonably estimated.  In addition, we disclose matters for which management believes a material loss is reasonably possible.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

In all instances, management has assessed the matters below based on current information and made judgments concerning their potential outcome, giving consideration to the nature of the claim, the amount, if any, and nature of damages sought and the probability of success.  Management regularly reviews all new information with respect to each such contingency and adjusts its assessment and estimates of such contingencies accordingly.  Because litigation is subject to inherent uncertainties including unfavorable rulings or developments, it is possible that the ultimate resolution of our legal proceedings could involve amounts that are different from our currently recorded accruals and that such differences could be material.

In addition to the matters discussed below, we are party to other routine proceedings arising in the ordinary course of business or related to discontinued business operations.  Any accruals or estimated losses related to these matters are not material. In management’s judgment, the ultimate resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.

Creditor Litigation.  On September 21, 2011, an ad-hoc group of our bondholders (the “Avenue Plaintiffs”) filed a complaint in the Supreme Court of the State of New York, captioned Avenue Investments, L.P. et al v. Dynegy Inc., Dynegy Holdings, LLC, Dynegy Gas Investments, LLC, Clint C. Freeland, Kevin T. Howell and Robert C. Flexon (Index No. 652599/11) (the “Avenue Investments Litigation”).  The Avenue Plaintiffs challenged the DMG Transfer.  On September 27, 2011, the Lease Trustee filed a complaint in the Supreme Court of the State of New York, captioned The Successor Lease Indenture Trustee et al v. Dynegy Inc., Dynegy Holdings, LLC, Dynegy Gas Investments, LLC, E. Hunter Harrison, Thomas W. Elward, Michael J. Embler, Robert C. Flexon, Vincent J. Intrieri, Samuel Merksamer, Felix Pardo, Clint C. Freeland, Kevin T. Howell, John Doe 1, John Doe 2, John Doe 3, Etc. (Index No. 652642/2011) (the “Lease Trustee Litigation”).  On November 4, 2011, certain of the PSEG Entities as owner-lessors of the Facilities filed a lawsuit in the Supreme Court of the State of New York, captioned Resources Capital Management Corp., Roseton OL, LLC and Danskammer OL, LLC, v. Dynegy Inc., Dynegy Holdings, Inc., Dynegy Holdings, LLC, Dynegy Gas Investments, LLC, Thomas W. Elward, Michael J. Embler, Robert C. Flexon, E. Hunter Harrison, Vincent J. Intrieri, Samuel J. Merksamer, Felix Pardo, Clint C. Freeland, Kevin T. Howell, Icahn Capital LP, and Seneca Capital Advisors, LLC (Index No. 635067/11) (the "PSEG Litigation").  The Avenue Investments Litigation, the Lease Trustee Litigation and the PSEG Litigation are collectively referred to as the "Prepetition Litigation".

The Prepetition Litigation challenged the DMG Transfer. Plaintiffs in all three actions alleged, among other claims, breach of contract, breach of fiduciary duties, and violations of prohibitions on fraudulent transfers in connection with the DMG Transfer and also sought to have the DMG Transfer set aside, and requested unspecified damages as well as attorneys' fees.  We filed motions to dismiss the Avenue Investments Litigation and Lease Trustee Litigation on October 31, 2011.  The complaint in the PSEG Litigation was never served on the Defendants. On November 7, 2011, Dynegy, DH and the Consenting Noteholders (as defined and discussed in Note 16—Subsequent Events) agreed to enter into a stipulation staying the Avenue Investments Litigation.
On November 21, 2011, the Prepetition Litigation defendants filed in each case a Notice of Filing of Bankruptcy Petition and of the Automatic Stay, which provided, among other things, that (i) “pursuant to section 362(a) of the Bankruptcy Code, this lawsuit is stayed in its entirety, as to all claims and all defendants (the “Automatic Stay”),” and (ii) “actions taken in violation of the Automatic Stay are void and may subject the person or entity taking such actions to the imposition of sanctions by the Bankruptcy Court.”  In addition, on November 21, 2011, the defendants filed two stipulations in the Avenue Investments Litigation and the Lease Trustee Litigation, pursuant to which the parties agreed, among other things, (i) to stay or take no action in the lawsuits, including the pending motions to dismiss, until further application, and (ii) to reserve all rights and/or arguments with respect to the scope or effect of the Automatic Stay.
Pursuant to the Settlement Agreement, on the Settlement Effective Date, the plaintiffs or parties (as applicable) to the Prepetition Litigation filed necessary papers to dismiss and discontinue with prejudice each of the Avenue Investments Litigation, the Lease Trustee Litigation and the PSEG Litigation and any potential claims relating to or arising from disputes with respect to such actions were released by the parties thereto. For additional information see Note 16—Subsequent Events.
On April 2, 2012, a putative class action lawsuit on behalf of bondholders was filed in the Southern District of New York captioned Shirlee Schwartz v. Dynegy Inc., et al, however, plaintiffs voluntarily dismissed the case shortly after filing.
Reorganization Litigation.  On July 21, 2011, certain holders of obligations with potential recourse rights to DH initiated legal proceedings seeking to enjoin our restructuring efforts disclosed on July 10, 2011.  The lawsuits, Libertyview Credit Opportunities Fund, L.P. et al v. Dynegy Holdings, Inc., (Index No. 651998/11) in the Supreme Court of the State of New York

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

(the “New York Action”) and Roseton OL, LLC and Danskammer OL, LLC v. Dynegy Holdings, Inc., (C.A. No. 6689-VCP) in the Court of Chancery of the State of Delaware (the “Delaware Action”), sought to enjoin the proposed reorganization based on purported breaches of guarantees issued by DH in connection with two sale-leaseback transactions in which our subsidiaries, Roseton and Danskammer leased certain power-generating facilities.  Shortly after filing, the New York Action was stayed pending resolution of the Delaware Action.  The plaintiffs in the Delaware Action filed a motion for a temporary restraining order (“TRO”) to enjoin the Reorganization on July 21, 2011.  DH opposed the motion by arguing, among other things, that the unambiguous language of the Guaranties permitted the reorganization.  On July 29, 2011, the Delaware court denied the TRO in the Delaware Action, finding that plaintiffs had failed to show a likelihood of success on the merits, irreparable harm or that the balancing of the equities weighed in their favor.  Thereafter, plaintiffs sought certification of an interlocutory appeal, which was denied by the Delaware Chancery Court on August 4, 2011 and subsequently denied by the Delaware Supreme Court on August 5, 2011.  Following the Delaware Supreme Court’s action, plaintiffs in the Delaware action voluntarily dismissed their claims without prejudice.  Thereafter, the New York action was dismissed without prejudice by the New York court on its own initiative.

Gas Index Pricing Litigation.  We, several of our affiliates, our former joint venture affiliate and other energy companies were named as defendants in numerous lawsuits in state and federal court claiming damages resulting from alleged price manipulation and false reporting of natural gas prices to various index publications in the 2000-2002 timeframe. Many of the cases have been resolved. All of the remaining cases contain similar claims that individually, and in conjunction with other energy companies, we engaged in an illegal scheme to inflate natural gas prices in four states by providing false information to natural gas index publications. In July 2011, the court granted defendants' motions for summary judgment, thereby dismissing all of plaintiffs' claims. Plaintiffs have appealed the decision to the Ninth Circuit Court of Appeals which has set oral argument for October 19, 2012.

 Plaintiff in one of the pending actions, Multiut Corporation v. Dynegy, Inc. et al, had previously filed similar claims under federal law, which are not subject to the Court’s July 18, 2011 order.  Multiut Corporation is presently proceeding before the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division having petitioned for Chapter 11 protection in May 2009.  In April 2011, the bankruptcy court denied confirmation of Multiut’s proposed plan of reorganization and entered an order converting the case under Chapter 7 of the bankruptcy code and appointed a Trustee to oversee the liquidation of Mulitut’s assets, one of which is Multiut’s claim against us in the gas index litigation.  We settled Multiut's claim with the Trustee and it was dismissed.

Pacific Northwest Refund Proceedings. Dynegy Power Marketing, LLC (“DYPM”), along with numerous other companies that sold power in the Pacific Northwest in 2000-2001, are parties to a complaint filed in 2001 with FERC challenging bilateral contract pricing by claiming manipulation of the electricity market in California produced unreasonable prices in the Pacific Northwest.  DYPM previously settled all California refund claims, but did not settle with certain complainants seeking refunds in the Pacific Northwest.  In December 2011, DYPM received a Notice of Settlement from The City of Seattle (“Seattle”) claiming that it paid approximately $2 million to DYPM above the mitigated market clearing price set for the California market in 2000-2001.  In May 2012, Seattle made an initial settlement demand of $744 thousand plus interest.  Trial has been set for April 2013 and the parties are currently engaged in discovery.  DYPM intends to continue to defend its position in the proceeding vigorously. In addition to Seattle's claim, there is the risk for “ripple claims” from other sellers, but the efficacy of these claims is currently being litigated and any potential impact to DYPM from ripple claims is impossible to predict at this stage.

Native Village of Kivalina and City of Kivalina v. ExxonMobil Corporation, et al.  In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska initiated an action in federal court in the Northern District of California against DH and 23 other companies in the energy industry.  Plaintiffs claim that defendants’ emissions of GHG including CO2 contribute to climate change and have caused significant damage to a native Alaskan Eskimo village through increased vulnerability to waves, storm surges and erosion.  In September 2009, the court dismissed all of the plaintiffs’ claims based on lack of subject matter jurisdiction and because plaintiffs lacked standing to bring the suit.  Shortly thereafter, plaintiffs appealed to the Ninth Circuit.  The appeal was fully briefed and in February 2011, the Ninth Circuit issued an order staying the scheduling of oral argument until the United States Supreme Court’s ruling in AEP v. Connecticut (“AEP”).  On June 20, 2011, the Supreme Court issued its decision in AEP.  The Court was equally divided by a vote of 4-4 on the question of whether the plaintiffs had standing to bring the suit and, therefore, affirmed the court’s exercise of jurisdiction.  On the merits the Court ruled by a vote of 8-0 that the CAA and EPA action authorized by the Act displace any federal common law right to seek abatement of carbon dioxide emissions from fossil fuel-fired power plants.  In August 2011, the Ninth Circuit lifted its stay of

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

the Kivalina proceedings and scheduled oral argument on November 28, 2011.  On October 26, 2011, the Ninth Circuit issued an order allowing any party to file a supplemental brief by November 4, 2011 addressing the significance of the Supreme Court’s decision in AEP.  Following the filing of the DH Chapter 11 Cases, the Plaintiffs voluntarily dismissed DH with prejudice on February 2, 2012.

Other Commitments and Contingencies

Consent Decree. In 2005, we settled a lawsuit filed by the EPA and the United States Department of Justice in the U.S. District Court for the Southern District of Illinois that alleged violations of the Clean Air Act and related federal and Illinois regulations concerning certain maintenance, repair and replacement activities at our Baldwin generating station. A consent decree (the “Consent Decree”) was finalized in July 2005. Among other provisions of the Consent Decree, we are required to not operate certain of our power generating facilities after specified dates unless certain emission control equipment is installed. As of June 30, 2012, only Baldwin Unit 2 has material Consent Decree work yet to be performed, which is scheduled to be completed by the end of 2012. We have spent approximately $902 million through June 30, 2012 related to these Consent Decree projects.

Vermilion and Baldwin Groundwater. We have implemented hydrogeologic investigations for the CCR surface impoundment at our Baldwin facility and for two CCR surface impoundments at our Vermilion facility in response to a request by the Illinois EPA. Groundwater monitoring results indicate that these CCR surface impoundments impact onsite groundwater at these sites.

At the request of the Illinois EPA, in late 2011 we initiated an investigation at the Baldwin facility to determine if the facility's CCR surface impoundment impacts offsite groundwater. Results of the offsite groundwater quality investigation at Baldwin, as submitted to the Illinois EPA on April 24, 2012, indicate two localized areas where Class I groundwater standards were exceeded.  If these offsite groundwater results are ultimately attributed to the Baldwin CCR surface impoundment and remediation measures are necessary in the future, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows. At this time we cannot reasonably estimate the costs of corrective action that ultimately may be required at Baldwin.

On April 2, 2012, we submitted to the Illinois EPA proposed corrective action plans for two of the CCR surface impoundments at the Vermilion facility.  The proposed corrective action plans reflect the results of a hydrogeologic investigation, which indicate that the facility's old east and north CCR impoundments impact groundwater quality onsite and that such groundwater migrates offsite to the north of the property and to the adjacent Middle Fork of the Vermilion River.  The proposed corrective action plans include groundwater monitoring and recommend closure of both CCR impoundments, including installation of a geosynthetic cover.  In addition, we submitted an application to the Illinois EPA to establish a groundwater management zone while impacts from the facility are mitigated.  The preliminary estimated cost of the recommended closure alternative for both impoundments, including post-closure care, is approximately $14 million.  The Vermilion facility also has a third CCR surface impoundment, the new east impoundment that is lined and is not known to impact groundwater.  Although not part of the proposed corrective action plans, if we decide to close the new east impoundment by removing its CCR contents concurrent with the recommended closure alternative for the old east and north impoundments, the preliminary total estimated closure cost for all three impoundments would be approximately $16 million.  If the proposed corrective action plans are timely approved by the Illinois EPA, detailed proposed closure plans would be submitted to the Illinois EPA by year-end 2012 for approval.

In July 2012, the Illinois EPA issued violation notices alleging violations of groundwater standards onsite at the Baldwin and Vermilion facilities. In response, we have submitted to the Illinois EPA a proposed compliance agreement for each facility. For Vermilion, we proposed to implement the previously submitted corrective action plans and, for Baldwin, we proposed to perform additional studies of hydrogeologic conditions and apply for a groundwater management zone in preparation for submittal, as necessary, of a corrective action plan.

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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

The environmental groups that participate in our NPDES and SPDES permit proceedings generally argue that only closed cycle cooling meets the BTA requirement.  The issuance and renewal of NPDES or SPDES permits for three of our power generation facilities (Danskammer, Roseton and Moss Landing) have been challenged on this basis.  The Danskammer SPDES permit, which was renewed and issued in June 2006, does not require installation of a closed cycle cooling system; however, it does require aquatic organism mortality reductions resulting from NYSDEC’s determination of BTA requirements under its regulations.  All appeals of this permit have been exhausted.  The Moss Landing NPDES permit, which was issued in 2000, does not required closed cycle cooling and was challenged by a local environmental group. In August 2011, the Supreme Court of California affirmed the appellate court's decision upholding the permit. One permit challenge is still pending.

Roseton SPDES Permit — In April 2005, the NYSDEC issued a Draft SPDES Permit renewal for the Roseton plant.  The permit is opposed by environmental groups challenging the BTA determination.  In October 2006, various holdings in the administrative law judge’s ruling admitting the environmental group petitioners to party status and setting forth the issues to be adjudicated in the permit renewal hearing were appealed to the Commissioner of NYSDEC by the petitioners, NYSDEC staff and us.  The permit renewal hearing will be scheduled after the Commissioner rules on those appeals.  We believe that the petitioners’ claims lack merit and we have opposed those claims vigorously. In connection with the DH Chapter 11 Cases, the DH Debtor Entities rejected these long-term leases of the Roseton and Danskammer facilities. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements. Please see Note 16—Subsequent Events for further information.

Other future NPDES or SPDES proceedings could have a material effect on our financial condition, results of operations and cash flows; however, given the numerous variables and factors involved in calculating the potential costs associated with installing a closed cycle cooling system, any decision to install such a system at any of our facilities would be made on a case-by-case basis considering all relevant factors at such time.  If capital expenditures related to cooling water systems become great enough to render the operation of the plant uneconomical, we could, at our option, and subject to any applicable financing agreements or other obligations, reduce operations or cease to operate that facility and forego the capital expenditures.

SCE Termination. In May 2012, Southern California Edison (“SCE”) notified Dynegy Morro Bay, LLC (“Morro Bay”)  and Dynegy Moss Landing, LLC (“Moss Landing”) that it was terminating certain energy and capacity contracts with those entities.  The validity of the purported terminations and subsequent actions by SCE are being disputed by Dynegy.  We intend to vigorously pursue all remedies and amounts due to us under these contracts.

Guarantees and Indemnifications

In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications and guarantees.  Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales agreements and procurement and construction contracts.  Some agreements contain indemnities that cover the other party’s negligence or limit the other party’s liability with respect to third party claims, in which event we will effectively be indemnifying the other party.  Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and warranties are false.  While there is always the possibility of a loss related to such representations, warranties, indemnifications and guarantees in our contractual agreements, and such loss could be significant, in most cases management considers the probability of loss to be remote.  Related to the indemnifications discussed below, we have accrued approximately $1 million as of September 30, 2011.

LS Power Indemnities.  In connection with the LS Power Transactions we agreed in the purchase and sale agreement to indemnify LS Power against claims regarding any breaches in our representations and warranties and certain other potential liabilities.  Claims for indemnification shall survive until twelve months subsequent to closing with exceptions for tax claims, which shall survive for the applicable statute of limitations plus 30 days, and certain other representations and potential liabilities, which shall survive indefinitely.  The indemnifications provided to LS Power are limited to $1.3 billion in total; however, several categories of indemnifications are not available to LS Power until the liabilities incurred in the aggregate are equal to or exceed $15 million and are capped at a maximum of $100 million.  Further, the purchase and sale agreement provides in part that we may not reduce or avoid liability for a valid claim based on a claim of contribution.  In addition to the above indemnities related to the LS Power Transactions, we have agreed to indemnify LS Power against claims related to the

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Riverside/Foothills Project for certain aspects of the project.  Namely, LS Power has been indemnified for any disputes that arise as to ownership, transfer of bonds related to the project, and any failure by us to obtain approval for the transfer of the payment in-lieu of taxes program already in place.  The indemnities related solely to the Riverside/Foothills Project are capped at a maximum of $180 million and extend until the earlier of the expiration of the tax agreement or December 26, 2026.  At this time, we have incurred no significant expenses under these indemnities.  Please read Note 5—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions in our Form 10-K for further discussion.

West Coast Power Indemnities.  In connection with the sale of our 50 percent interest in West Coast Power to NRG on March 31, 2006, an agreement was executed to allocate responsibility for managing certain litigation and provide for certain indemnities with respect to such litigation.  The indemnification agreement in relevant part provides that NRG assumes responsibility for all defense costs and any risk of loss, subject to certain conditions and limitations, arising from a February 2002 complaint filed at FERC by the California Public Utilities Commission alleging that several parties, including West Cost Power subsidiaries, overcharged the State of California for wholesale power.  FERC found the rates charged by wholesale suppliers to be just and reasonable; however, this matter was appealed and ultimately remanded back to FERC for further review.  On May 24, 2011 and May 26, 2011, FERC issued two orders in these dockets.  The first order denied the request of the California Parties for consolidation of various dockets and denied their request for summary disposition on market manipulation issues.  The second order addressed treatment of settled parties and the scope of hearing issues in the ongoing proceedings. In April 2012, NRG and West Coast Power settled all claims brought by the California Parties.  The settlement does not exceed NRG’s indemnity obligation to Dynegy, therefore, we have no exposure in connection with the settlement.

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

Black Mountain Guarantee.  Through one of our subsidiaries, we hold a 50 percent ownership interest in Black Mountain (Nevada Cogeneration) (“Black Mountain”), in which our partner is a Chevron subsidiary.  Black Mountain owns the Black Mountain power generation facility and has a power purchase agreement with a third party that extends through April 2023.  In connection with the power purchase agreement, pursuant to which Black Mountain receives payments which decrease in amount over time, we agreed to guarantee 50 percent of certain payments that may be due to the power purchaser under a mechanism designed to protect it from early termination of the agreement.  At September 30, 2011, if an event of default due to early termination had occurred under the terms of the mortgage on the facility entered into in connection with the power purchase agreement, we could have been required to pay the power purchaser approximately $54 million under the guarantee.

Other Indemnities.  We entered into indemnifications regarding environmental, tax, employee and other representations when completing asset sales such as, but not limited to, the Rolling Hills, Calcasieu, CoGen Lyondell and Heard County power generating facilities.  As of September 30, 2011, no claims have been made against these indemnities.  There is no limitation on our liability under certain of these indemnities.  However, management is unaware of any existing claims.

Note 11—Debt

Sithe Senior Notes

On August 26, 2011, Sithe/Independence Funding Corporation (“Sithe”) commenced a cash tender offer (“Sithe Tender Offer”) to purchase Sithe’s outstanding $192 million in principal amount of 9.0 percent Secured Bonds due 2013 (“Sithe Senior Notes”).  Sithe also solicited consents to certain proposed amendments to the indenture governing the Sithe Senior Notes.  At the expiration of the early consent period on September 9, 2011, Sithe entered into a supplemental indenture, which eliminated or modified substantially all of the restrictive covenants, certain events of default and certain other provisions.  On September 12, 2011, Sithe accepted for purchase all Sithe Senior Notes validly tendered prior to the consent date and satisfied and discharged the indenture and remaining Sithe Senior Notes.  Also on September 12, 2011, Sithe/Independence Power Partners, LP (“SIPP”) filed with the New York State Public Service Commission (the “NYPSC”), and certain other parties, a verified petition for approval of financing, seeking NYPSC authorization for SIPP to grant liens/security interests in its assets and

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

properties as collateral security for the DPC Credit Agreement (as defined below). On the final payment date, September 26, 2011, Sithe accepted for purchase all of the Sithe Senior Notes that were validly tendered (and not validly withdrawn) on or prior to the consent date, and discharged the indenture and the remaining Sithe Senior Notes. The NYPSC issued an order approving the petition described above on December 21, 2011 and SIPP joined the DPC Credit Agreement and pledged its assets as security therefor on June 12, 2012.

Sithe purchased the Sithe Senior Notes at a price of 108 percent of the principal amount plus consent fees.  Total cash paid to purchase the Sithe Senior Notes, including fees and accrued interest, was $217 million, which was funded from proceeds from the DPC Credit Agreement (as defined and discussed below).  We recorded a charge of approximately $16 million associated with this transaction, of which $21 million is included in Debt extinguishment costs offset by the write-off of $5 million of premiums included in Interest expense on our unaudited condensed consolidated statements of operations.  As a result of the successful cash tender offer and consent solicitation, $43 million in restricted cash previously held at Sithe was returned to DPC when the transaction closed.

We also made scheduled repayments of the Sithe Senior Notes totaling $33 million during the second quarter 2011.

Credit Agreements

On August 5, 2011, we completed the Reorganization of our legal entity structure to facilitate the execution of two credit agreements.  Please read Note 1—Basis of Presentation and Organization—Reorganization for further discussion.  The credit agreements, which were entered into on August 5, 2011, provided for a $1,100 million, five year senior secured term loan to DPC (the "DPC Credit Agreement") and a $600 million, five year senior secured term loan to DMG (the "DMG Credit Agreement").  As further discussed below, these credit agreements limit the amount of distributions that can be made by DPC and DMG.  DPC has restricted consolidated net assets of approximately $1,964 million, as of September 30, 2011 as a result of the DPC Credit Agreement. DMG, including the related credit agreement, was transferred to Dynegy on September 1, 2011. On June 5, 2012, the effective date of the Settlement Agreement, we reacquired the Coal segment (including DMG). Please see Note 16—Subsequent Events—Settlement Agreement and Plan Support Agreement for further information on the Coal Holdco Transfer.

DPC Credit Agreement.  The DPC Credit Agreement is a senior secured term loan facility with an aggregate principal amount of $1,100 million, which was borrowed in a single drawing on the closing date.  Amounts borrowed under the DPC Credit Agreement that are repaid or prepaid may not be re-borrowed.  The DPC Credit Agreement will mature on August 5, 2016 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00 percent of the original principal amount of the DPC Credit Agreement with the balance payable on the fifth anniversary of the closing date.

The proceeds of the borrowing under the DPC Credit Agreement were used by DPC to (i) repay an inter-company obligation of a DPC subsidiary to DH and to repay certain outstanding indebtedness under our Fifth Amended and Restated Credit Agreement, (ii) fund cash collateralized letters of credit and provide cash collateral for existing and future collateral requirements, (iii) repay approximately $192 million of debt relating to Sithe Energies, Inc. (the intermediate project holding company that indirectly holds the Independence facility in New York), (iv) make a $200 million restricted payment to a parent holding company of DPC, (v) pay related transaction fees and expenses and (vi) fund additional cash to the balance sheet to provide the DPC asset portfolio with liquidity for general working capital and liquidity purposes.

All obligations of DPC under (i) the DPC Credit Agreement (the “DPC Borrower Obligations”) and (ii) at the election of DPC, (x) cash management arrangements and (y) interest rate protection, commodity trading or hedging or other permitted hedging or swap arrangements (the “Hedging/Cash Management Arrangements”) are unconditionally guaranteed jointly and severally on a senior secured basis (the “DPC Guarantees”) by each existing and subsequently acquired or organized direct or indirect material domestic subsidiary of DPC (the “DPC Guarantors”), in each case, as otherwise permitted by applicable law, regulation and contractual provision and to the extent such guarantee would not result in adverse tax consequences as reasonably determined by DPC. None of DPC’s parent companies are obligated to repay the DPC Borrower Obligations.

The DPC Borrower Obligations, the DPC Guarantees and any Hedging/Cash Management Arrangements are secured by first priority liens on and security interests in 100 percent of the capital stock of DPC (as discussed below) and substantially all of the present and after-acquired assets of DPC and each DPC Guarantor (collectively, the “DPC Collateral”).  Accordingly, such assets are only available for the creditors of DGIH and its subsidiaries.  In September 2011, as discussed above, Sithe

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

completed the Sithe Tender Offer. Please read Sithe Senior Notes above for further discussion of the Sithe Tender Offer and related regulatory approvals. On December 21, 2011, the NYPSC issued an order approving the petition seeking NYPSC authorization for SIPP to grant liens/security interests in its assets and properties as part of the DPC Collateral.  SIPP joined the DPC Credit Agreement and pledged its assets as security therefor on June 12, 2012.

The DPC Credit Agreement bears interest, at DPC’s option, at either (a) 7.75 percent per annum plus LIBOR, subject to a LIBOR floor of 1.50 percent, with respect to any Eurodollar term loan or (b) 6.75 percent per annum plus the alternate base rate with respect to any ABR term loan.  DPC may elect from time to time to convert all or a portion of the term loan from an ABR Borrowing into a Eurodollar Borrowing or vice versa.  With some exceptions, the DPC Credit Agreement is non-callable for the first two years and is subject to a prepayment premium.

The DPC Credit Agreement contains mandatory prepayment provisions.  The outstanding loan under the DPC Credit Agreement is to be prepaid with (a) 100 percent of the net cash proceeds of all asset sales by DPC and its subsidiaries, subject to the right of DPC to reinvest such proceeds if such proceeds are reinvested (or committed to be reinvested) within 12 months and, if so committed to reinvestment, reinvested within six months after such initial 12 month period, (b) 50 percent of the net cash proceeds of issuance of equity securities of DPC and its subsidiaries (except to the extent used for permitted capital expenditures), (c) commencing with the first full fiscal year of DPC to occur after the closing date, 100 percent of excess cash flow; provided that (i) excess cash flow shall be determined after reduction for amounts used for capital expenditures and restricted payments and (ii) any voluntary prepayments of the term loans shall be credited against excess cash flow prepayment obligations, and (d) 100 percent of the net cash proceeds of issuances, offerings or placements of debt obligations of DPC and its subsidiaries (other than all permitted debt).  Notwithstanding the above, the proceeds of a sale of up to 20 percent of the membership interests in DPC are not required to be used to prepay the outstanding loan under the DPC Credit Agreement.

The DPC Credit Agreement contains customary events of default and affirmative and negative covenants including, subject to certain specified exceptions, limitations on amendments to constitutive documents, liens, capital expenditures, acquisitions, subsidiaries and joint ventures, investments, the incurrence of debt, fundamental changes, asset sales, sale-leaseback transactions, hedging arrangements, restricted payments, changes in nature of business, transactions with affiliates, burdensome agreements, amendments of debt and other material agreements, accounting changes and prepayment of indebtedness or repurchases of equity interests.

The DPC Credit Agreement contains a requirement that DPC shall establish and maintain a segregated account, subject to the control of the Collateral Trustee (the “DPC Collateral Posting Account”), into which a specified collateral posting amount shall be deposited.  DPC may withdraw amounts from the DPC Collateral Posting Account: (i) for the purpose of meeting collateral posting requirements of DPC and the DPC Guarantors; (ii) to prepay the term loan under the DPC Credit Agreement; (iii) to repay certain other permitted indebtedness; and (iv) to the extent any excess amounts are determined to be in the DPC Collateral Posting Account.

The DPC Credit Agreement limits distributions to $135 million per year provided the borrower and its subsidiaries possess at least $50 million of cash and cash equivalents and short-term investments as of the date of such proposed distribution.

DMG Credit Agreement.  The DMG Credit Agreement is a senior secured term loan facility with an aggregate principal amount of $600 million, which was borrowed in a single drawing on the closing date. Amounts borrowed under the DMG Credit Agreement that are repaid or prepaid may not be re-borrowed. The DMG Credit Agreement will mature on August 5, 2016 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00 percent of the original principal amount of the DMG Credit Agreement with the balance payable on the fifth anniversary of the closing date.

The proceeds of the borrowing under the DMG Credit Agreement were used by DMG to (i) fund cash collateralized letters of credit and provide cash collateral for existing and future collateral requirements, (ii) make a $200 million restricted payment to a parent holding company of DMG, (iii) pay related transaction fees and expenses and (iv) fund additional cash to the balance sheet to provide the DMG asset portfolio with cash to be used for general working capital and general corporate purposes.

The DMG Credit Agreement bears interest, at DMG's option, at either (a) 7.75 percent per annum plus LIBOR, subject to a LIBOR floor of 1.50 percent, with respect to any Eurodollar term loan or (b) 6.75 percent per annum plus the alternate base

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

rate with respect to any ABR term loan.
The DMG Credit Agreement limits distributions to $90 million per year provided the borrower and its subsidiaries would possess at least $50 million of unrestricted cash and short-term investments on the date of such proposed distribution.
Letter of Credit Facilities.  DPC entered into two fully cash collateralized Letter of Credit Reimbursement and Collateral Agreements aggregating $515 million pursuant to which letters of credit will be issued at DPC’s request provided that DPC deposits in an account an amount of cash sufficient to cover the face value of such requested letter of credit plus an additional percentage thereof.

DMG entered into a $100 million fully cash collateralized Letter of Credit Reimbursement and Collateral Agreement pursuant to which letters of credit will be issued at DMG’s request provided that DMG deposits in an account an amount of cash sufficient to cover the face value of such requested letter of credit plus an additional percentage thereof.

We entered into a $26 million fully cash collateralized Letter of Credit Reimbursement and Collateral Agreement pursuant to which letters of credit would be issued at our request provided that we deposit in an account an amount of cash sufficient to cover the face value of such requested letter of credit plus an additional percentage thereof.

Credit Facility

During the second quarter 2011, we borrowed $400 million under our former Fifth Amended and Restated Credit Agreement.  This borrowing was repaid on August 5, 2011 in connection with the closing of the two credit agreements entered into as part of the Reorganization.  Please read Note 1—Basis of Presentation and Organization—Reorganization for further discussion.  In addition, our former term facility of $850 million was repaid with current restricted cash and the term loan of $68 million was repaid using proceeds from the DPC Credit Agreement.

Senior Notes and Debentures and Subordinated Capital Income Securities

We made scheduled repayments on our Senior Notes and Debentures of $80 million during the second quarter 2011.

As permitted under the Subordinated Capital Income Securities indenture (as defined below in Note 16), we deferred our $8 million June 2011 payment of interest.

On September 15, 2011, Dynegy commenced offers to exchange (the “Exchange Offers”) up to $1,250 million principal amount of the outstanding notes, debentures and capital income securities (the “Old Notes”) for new Dynegy Inc. 10 percent Senior Secured Notes due 2018 (the “New Notes”) and cash.  On November 3, 2011, Dynegy terminated the Exchange Offers.  As a result of the termination, all of the previously tendered (and not validly withdrawn) Old Notes were not accepted for exchange and were promptly returned to the holders thereof.

On November 7, 2011, we filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Please see Note 16—Subsequent Events—Bankruptcy Filing for further information.  Accordingly, we have reclassified our outstanding Senior Notes and Debentures, including the Subordinated Capital Income Securities reflected as affiliated debt, and associated deferred financing costs from long-term to current at September 30, 2011 on our unaudited condensed consolidated balance sheets.

Restricted Cash and Investments

The following table depicts our restricted cash and investments:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	September 30, 2011	December 31, 2010
	(in millions)
DPC LC facilities (1)	$530	$—
DH LC facility (1)	27	—
DPC Collateral Posting Account (2)	101	—
DH Credit facility (3)	—	850
Sithe Energy (4)	—	40
GEN Finance (5)	—	50
Total restricted cash and investments	$658	$940
 _______________________________________________________________________________

(1)	Includes cash posted to support the respective letter of credit reimbursement and collateral agreements described above.

(2)	Amounts are restricted and may be used for future collateral posting requirements or released per the terms of the DPC Credit Agreement.

(3)
Included cash posted to support the letter of credit component of our former Fifth Amended and Restated Credit Agreement. The amount was used in the third quarter 2011 to repay the term facility under our former Fifth Amended and Restated Credit Agreement.

(4)
Included amounts related to the terms of the indenture governing the Sithe Senior Debt. These agreements were terminated as a result of the successful Sithe Tender Offer and the restricted cash was reclassified to cash and cash equivalents during the third quarter 2011.

(5)
Included amounts restricted under the terms of a security and deposit agreement associated with a collateral agreement and commodity hedges entered into by GEN Finance. These agreements were terminated and the $50 million held in restricted cash was reclassified to cash and cash equivalents during the first quarter 2011.

Note 12—Related Party Transactions

The following table summarizes the Accounts receivable, affiliates, and Accounts payable, affiliates, on our consolidated balance sheet as of September 30, 2011 and cash paid for the three and nine months ended September 30, 2011 related to various agreements with Dynegy, as discussed below:

	September 30, 2011		Three months ended September 30, 2011	Nine months ended September 30, 2011
	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Cash Received (Paid)	Cash Received (Paid)
	(in millions)
Service Agreements	$30	$6	$(8)	$(8)
EMA Agreements	12	43	—	—
Total	$42	$49	$(8)	$(8)
Service Agreements.    Dynegy and certain of our subsidiaries (collectively, the "Providers") provide certain services (the "Services") to Dynegy Coal Investments Holdings, LLC ("DCIH") and certain of its subsidiaries, and certain of our subsidiaries (collectively, the "Recipients"). Service Agreements between Dynegy and the Recipients, which were entered into in connection with the Reorganization, govern the terms under which such Services are provided.
The Providers act as agents for the Recipients for the limited purpose of providing the Services set forth in the Service Agreement. The Providers may perform additional services at the request of the Recipients, and will be reimbursed for all costs and expenses related to such additional services. Prior to the beginning of each fiscal year in which Services are to be provided pursuant to the Service Agreement, the Providers and the Recipients must agree on a budget for the Services, outlining, among

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

other items, the contemplated scope of the Services to be provided in the following fiscal year and the cost of providing each Service. The Recipients will pay the Providers an annual management fee as agreed in the budget, which shall include reimbursement of out-of pocket costs and expenses related to the provision of the Services and will provide reasonable assistance, such as information, services and materials, to the Providers.
Energy Management Agreements.    Certain of our subsidiaries have entered into an Energy Management Agency Services Agreement (an "EMA") with DMG. Pursuant to the EMA, our subsidiaries will provide power management services to DMG, consisting of marketing power and capacity, capturing pricing arbitrage, scheduling dispatch of power, communicating with the applicable ISOs or RTOs, purchasing replacement power, and reconciling and settling ISO or RTO invoices. In addition, certain of our subsidiaries will provide fuel management services, consisting of procuring the requisite quantities of fuel and emissions credits, assisting with transportation, scheduling delivery of fuel, assisting DMG with development and implementation of fuel procurement strategies, marketing and selling excess fuel and assisting with the evaluation of present and long-term fuel purchase and transportation options. Our subsidiaries will also assist DMG with risk management by entering into one or more risk management transactions, the purpose of which is to set the price or value of any commodity or to mitigate or offset any change in the price or value of any commodity. Our subsidiaries may from time to time provide other services as the parties may agree. Our consolidated statement of operations includes $42 million of power purchased from affiliates, which is reflected in Revenues, and $15 million of coal sold to affiliates, which is reflected in Costs of sales, for the three and nine months ended September 30, 2011. This affiliate activity is presented net of third party activity within revenue and cost of sales as our consolidated subsidiaries are in substance acting as agent for the affiliates. Also, please read Note 5—Risk Management Activities, Derivatives and Financial Instruments for derivative balances with affiliates.
Tax Sharing Agreement.    Under U.S. federal income tax law, Dynegy is responsible for the tax liabilities of its subsidiaries, because Dynegy files consolidated income tax returns, which will necessarily include the income and business activities of the ring-fenced entities and Dynegy's other affiliates. To properly allocate taxes among Dynegy and each of its entities, Dynegy and certain of its entities, including us and our subsidiaries, have entered into a Tax Sharing Agreement under which Dynegy agrees to prepare consolidated returns on behalf of itself and its entities and make all required payments to relevant revenue collection authorities as required by law. Additionally, DPC agreed to make payments to Dynegy of the tax amounts for which DPC and its respective subsidiaries would have been liable if such subsidiaries began business on the restructuring date (August 5, 2011) and were eligible to, and elected to, file a consolidated return on a stand-alone basis beginning on the restructuring date. Further, each of Dynegy GasCo Holdings, LLC, Dynegy Gas Holdco, LLC, and Dynegy Gas Investments Holdings, LLC, agreed to make payments to Dynegy of amounts representing the tax that each such subsidiary would have paid if each began business on the restructuring date and filed a separate corporate income tax return (excluding from income any subsidiary distributions) on a stand-alone basis beginning on the restructuring date.
Cash Management.    The Reorganization created new companies, some of which are “bankruptcy remote.”  These bankruptcy remote entities have an independent manager whose consent is required for certain corporate actions and such entities are required to present themselves to the public as separate entities.  They maintain separate books, records and bank accounts and separately appoint officers.  Furthermore, they pay liabilities from their own funds, they conduct business in their own names (other than any business relating to the trading activities of us and our subsidiaries), they observe a higher level of formalities, and they have restrictions on pledging their assets for the benefit of certain other persons.   In addition, as part of the Reorganization, some companies within our portfolio were reorganized into “ring-fenced” groups. The upper-level companies in such ring-fenced groups are bankruptcy-remote entities governed by limited liability company operating agreements which, in addition to the bankruptcy remoteness provisions described above, contain certain additional restrictions prohibiting any material transactions with affiliates other than the direct and indirect subsidiaries within the ring-fenced group without independent manager approval.
Our ring-fenced entities maintain cash accounts separate from those of our non-ring-fenced entities. As such, cash collected by a ring-fenced entity is not swept into accounts held in the name of any non-ring-fenced entity and cash collected by a non-ring-fenced entity is not swept into accounts held in the name of any ring-fenced entity. The cash in deposit accounts owned by a ring-fenced entity is not used to pay the debts and/or operating expenses of any non-ring-fenced entity, and the cash in deposit accounts owned by a non-ring-fenced entity is not used to pay the debts and/or operating expenses of any ring-fenced entity. There were no material payments for the three and nine months ended September 30, 2011 related to the Cash Management Agreement.
DMG Transfer and Undertaking Agreement.    On September 1, 2011, Dynegy and DGIN completed the DMG Transfer. Dynegy's management and its Board of Directors, as well as DGIN's board of managers, concluded that the fair value of the

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

acquired equity stake in Coal HoldCo at the time of the transaction was approximately $1.25 billion, after taking into account all debt obligations of DMG, including in particular the DMG Credit Agreement. Dynegy provided this value to DGIN in exchange for Coal HoldCo through its obligation pursuant to an unsecured Undertaking Agreement.
During the period from September 1, 2011 through September 30, 2011, we recognized $7 million in interest income related to the Undertaking agreement which is included in Other income and expense, net, in our consolidated statement of operations.
On June 5, 2012, the effective date of the Settlement Agreement, we reacquired Coal Holdco. At such time, the Undertaking Agreement and Promissory Note were terminated with no further obligations thereunder. Please read Note 16—Subsequent Events-Settlement Agreement for further discussion.
Note payable, affiliates.    On August 5, 2011, Dynegy Coal Holdco, LLC made a loan to us of $10 million with a maturity of 3 years and an interest rate of 9.25 percent per annum.
The Note payable, affiliate was written off during the first quarter 2012 as it was determined that no claim would be filed related to the note.
Accounts receivable, affiliates.    We have historically recorded intercompany transactions in the ordinary course of business, including the reallocation of deferred taxes between legal entities in accordance with applicable IRS regulations. As a result of such transactions, we have recorded and adjusted over time an affiliate receivable balance in the amount of $745 million. This receivable is classified within member's equity as there are no defined payment terms, it is not evidenced by any promissory note, and there was never an intent for payment to occur. Please read Note 16—Subsequent Events—Settlement Agreement for further discussion.
Employee benefits.    Our employees participate in the pension plans sponsored by our parent, Dynegy. Please read Note 13—Employee Compensation, Savings and Pension Plans for further discussion.
Note 13—Employee Compensation, Savings and Pension Plans

Our parent, Dynegy, sponsors and administers defined benefit plans and defined contribution plans for the benefit of our employees and also provides other post retirement benefits to retirees who meet age and service requirements which are more fully described in Note 24—Employee Compensation, Savings and Pension Plans in our Form 10-K. Through August 31, 2011, we are and our subsidiaries were the primary participant in certain defined benefit pension and other post-employment benefit plans sponsored by our parent. As such, we accounted for our participation in these plans as a single employer plan. With the DMG Transfer on September 1, 2011, we are our subsidiaries were no longer the primary participant in these plans and therefore, we began accounting for our participation in these plans as multiemployer plans. From September 1, 2011 through September 30, 2011, we recorded our share of expenses in the plans based upon the amounts billed to us through the Service Agreements. Please read Note 12—Related Party Transactions—Service Agreements for further discussion.

Components of Net Periodic Benefit Cost.  The components of net periodic benefit cost were:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost benefits earned during period	$2	$2	$1	$1
Interest cost on projected benefit obligation	2	4	1	1
Expected return on plan assets	(3)	(4)	—	—
Recognized net actuarial loss	1	—	—	—
Curtailment gain	—	2	—	—
Net periodic benefit cost	$2	$4	$2	$2

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Service cost benefits earned during period	$8	$8	$2	$2
Interest cost on projected benefit obligation	10	11	3	3
Expected return on plan assets	(11)	(12)	—	—
Recognized net actuarial loss	4	4	—	—
Curtailment gain	—	—	—	—
Net periodic benefit cost	$11	$11	$5	$5

Contributions.  During the nine months ended September 30, 2011 we contributed $9 million to our pension plans and $1 million to our other post-retirement benefit plans.  We made $18 million in contributions to our pension plans or other post-retirement benefit plans during the nine months ended September 30, 2010.  We expect to make contributions totaling $3 million to the pension plans and other benefit plans sponsored by Dynegy during the remainder of 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except rates)
Income tax benefit (expense)	$(24)	$15	$109	$71
Effective tax rate	NM	41%	25%	48%

For the three months ended September 30, 2011 and 2010, our overall effective tax rate on continuing operations was different than the statutory rate of 35 percent due primarily from a valuation allowance to eliminate our net deferred tax asset and the impact of state taxes.

For the nine months ended September 30, 2011, our overall effective tax rate on continuing operations was different than the statutory rate of 35 percent due primarily from a valuation allowance to eliminate our net deferred tax asset partially offset by the impact of state taxes which included a benefit of $6 million related to an increase in state NOLs due to the acceptance of amended returns, partially offset by an expense of $2 million related to an increase in the Illinois statutory rate.

For the nine months ended September 30, 2010, the overall effective tax rate on continuing operations was different than the statutory rate of 35 percent due primarily to a benefit of $12 million related to the release of reserves for uncertain tax positions, partially offset by the impact of state taxes. In connection with the DMG Transfer, we recognized a deferred tax asset of approximately $476 million which was fully valued. We do not believe we will produce sufficient taxable income, nor are there tax planning strategies available to realize the tax benefit.

 The DMG Transfer and the net loss through September 30, 2011 resulted in a net deferred tax asset position. We do not believe that we will produce sufficient future taxable income, nor are there tax planning strategies available to realize the tax benefits of our deferred tax assets associated with temporary differences. Accordingly, we recorded a full valuation allowance against the temporary differences.

Note 15—Segment Information

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

As reflected in this report, we have changed our reportable segments.  Prior to this report, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Beginning with the third quarter 2011, as a result of the Reorganization, our reportable segments are: (i) the Coal segment (“Coal”); (ii) the Gas segment (“Gas”) and (iii) the Dynegy Northeast segment (“DNE”).  Accordingly, we have recast the corresponding items of segment information for all prior periods.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization.  General and administrative expenses are allocated to each reportable segment.

Additionally, on September 1, 2011, we completed the DMG Transfer; therefore, the results of our Coal segment are only included in our consolidated results through August 31, 2011. Please read Note 3—DMG Transfer and Undertaking Agreement for further discussion of the DMG Transfer.

Reportable segment information, including inter-company transactions accounted for at prevailing market rates, for the three and nine months ended September 30, 2011 and 2010 is presented below:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Segment Data as of and for the Three Months Ended September 30, 2011
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$132	$298	$37	$—	$467
Total revenues	$132	$298	$37	$—	$467
Depreciation and amortization	$(26)	$(33)	$—	$(1)	$(60)
Impairment and other charges	—	—	(1)	(2)	(3)
General and administrative expense	(8)	(17)	(2)	2	(25)
Operating income (loss)	$12	$28	$(26)	$—	$14
Other items, net	2	—	—	5	7
Interest expense					(105)
Debt extinguishment costs					(21)
Loss from continuing operations before income taxes					(105)
Income tax expense					(24)
Net loss					$(129)

Identifiable assets (domestic)	$—	$6,327	$460	$1,490	$8,277
Capital expenditures	$(29)	$(6)	$—	$—	$(35)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Segment Data as of and for the Three Months Ended September 30, 2010
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$297	$380	$99	$(1)	$775
Total revenues	$297	$380	$99	$(1)	$775
Depreciation and amortization	$(60)	$(35)	$—	$(1)	$(96)
Impairment and other charges	—	(134)	—	—	(134)
General and administrative expense	(14)	(20)	(4)	(9)	(47)
Operating income (loss)	$85	$(37)	$18	$(12)	$54
Other items, net	—	—	—	1	1
Interest expense					(92)
Loss from continuing operations before income taxes					(37)
Income tax benefit					15
Net loss					$(22)

Identifiable assets (domestic)	$3,969	$4,922	$582	$1,592	$11,065
Capital expenditures	$(55)	$(11)	$(1)	$(2)	$(69)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Segment Data as of and for the Nine Months Ended September 30, 2011
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$460	$743	$95	$—	$1,298
Total revenues	$460	$743	$95	$—	$1,298
Depreciation and amortization	$(156)	$(100)	$—	$(5)	$(261)
Impairment and other charges	—	—	(2)	(4)	(6)
General and administrative expense	(27)	(42)	(9)	(9)	(87)
Operating income (loss)	$(65)	$9	$(65)	$(19)	$(140)
Other items, net	2	1	—	8	11
Interest expense					(283)
Debt extinguishment costs					(21)
Loss from continuing operations before income taxes					(433)
Income tax benefit					109
Net loss					$(324)

Identifiable assets (domestic)	$—	$6,327	$460	$1,490	$8,277
Capital expenditures	$(115)	$(47)	$(1)	$—	$(163)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Segment Data as of and for the Nine Months Ended September 30, 2010
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$724	$924	$226	$(2)	$1,872
Total revenues	$724	$924	$226	$(2)	$1,872
Depreciation and amortization	$(154)	$(103)	$—	$(4)	$(261)
Impairment and other charges	—	(134)	(1)	—	(135)
General and administrative expense	(37)	(49)	(11)	(9)	(106)
Operating income (loss)	$140	$2	$32	$(18)	$156
Losses from unconsolidated investments	(34)	—	—	—	(34)
Other items, net	—	1	—	2	3
Interest expense					(272)
Loss from continuing operations before income taxes					(147)
Income tax benefit					71
Loss from continuing operations					(76)
Income from discontinued operations, net of taxes					1
Net loss					$(75)

Identifiable assets (domestic)	$3,969	$4,922	$582	$1,592	$11,065
Capital expenditures and investments in unconsolidated affiliates	$(235)	$(42)	$(2)	$(6)	$(285)

Note 16—Subsequent Events

Interest Rate Agreements. On October 19, 2011, DPC entered into transactions to hedge interest rate risks associated with its recent financings.  DPC entered into LIBOR interest rate caps at 2 percent with a notional value of $900 million through October 31, 2013.  DPC also entered into LIBOR interest rate swaps with a notional value of $788 million commencing on November 1, 2013 through August 5, 2016.  The notional value of the swaps decreases over time, reaching $744 million at the end of the term.

Bankruptcy Filing

On November 7, 2011, the DH Debtor Entities commenced the DH Chapter 11 Cases.  On July 6, 2012, our parent, Dynegy commenced the Dynegy Chapter 11 Case. Dynegy and the DH Debtor Entities (together, the "Debtor Entities") remain in possession of their property and continue to operate their business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Dynegy Chapter 11 Case is a necessary step to facilitate the restructuring contemplated by the Plan and the Agreements (as defined and discussed below), including the planned merger of DH with and into Dynegy (the “Merger”).

Only the DH Debtor Entities, and our parent Dynegy, sought relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder. Coal Holdco and Dynegy GasCo Holdings, LLC and their indirect, wholly-owned subsidiaries (including DMG and DPC) are not included in the Chapter 11 Cases. The normal day-to-day operations of the coal-fired power generation facilities held by DMG and the gas-fired power generation facilities held by DPC continue without interruption. The commencement of the Chapter 11 Cases did not constitute an event of default under either the DMG Credit Agreement or the DPC Credit Agreement.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Event of Default.  The direct financial obligations of the DH Debtor Entities and obligations under their off-balance sheet arrangements, and the approximate principal amount of debt currently outstanding thereunder, include the following:

•
The following outstanding unsecured notes and debentures issued by us: (i) 8.75 percent senior unsecured notes due February 15, 2012; (ii) 7.5 percent senior unsecured notes due June 1, 2015; (iii) 8.375 percent senior unsecured notes due May 1, 2016; (iv) 7.75 percent senior unsecured notes due June 1, 2019; (v) 7.125 percent senior debentures due May 15, 2018; and (vi) 7.625 percent senior debentures due October 15, 2026 (collectively, the “Old Notes”), issued under the Indenture dated September 26, 1996, as amended and restated as of March 14, 2001, and under the First through Sixth Supplemental Indentures thereto (the "Old Notes Indenture"), between us and Wilmington Trust Company (as successor to JP Morgan Chase Bank, N .A., successor to Bank One Trust Company, National Association), as trustee, in the outstanding aggregate principal amount of approximately $3,370 million;

•
Our Series B 8.316 percent Subordinated Capital Income Securities issued under the Indenture dated May 28, 1997, between NGC Corporation (a predecessor of ours) and the First National Bank of Chicago, as trustee, as amended and restated, in the outstanding aggregate principal amount of $200 million (the "Subordinated Capital Income Securities");

•	Our approximately $26 million cash collateralized letter of credit facility, which is collateralized by $27 million in cash; and

•
The sale-leaseback arrangements for the Roseton and Danskammer power generation facilities under which the rent payments paid by each of them are assigned to an indenture trustee for the respective facility.  The indenture trustee then pays a portion of those payments to each of two pass-through trusts, and such pass-through trusts pay these amounts to holders of certificates in the pass-through trusts.  The current total outstanding principal of the certificates is approximately $550 million.  At September 30, 2011, the present value (discounted at 10 percent) of future rent payments was approximately $603 million.

As the filing of the DH Chapter 11 Cases constituted an event of default under the Old Notes Indenture, we have reclassified our senior notes and debentures, including the Subordinated Capital Income Securities reflected as affiliated debt, as current obligations at September 30, 2011 as discussed in Note 11—Debt—Senior Notes and Debentures and Subordinated Capital Income Securities.

Lease Rejection. On November 7, 2011, the DH Debtor Entities filed a motion with the Bankruptcy Court for authorization to reject the leases of the Roseton and Danskammer power generation facilities (the “Facilities”) and sought to impose a cap on the lease rejection damages under Section 502(b)(6) of the Bankruptcy Code. On December 13, 2011, Dynegy and the DH Debtor Entities entered into a binding term sheet with Resource Capital Management Corporation (“RCM”), Resources Capital Asset Recovery, L.L.C., Series DD and Series DR, Roseton OL LLC, Danskammer OL LLC, Roseton OP LLC and Danskammer OP LLC (collectively with RCM, the “PSEG Entities”), as the owners and lessors of the Roseton and a portion of the Danskammer facilities, to settle and resolve issues among them in lieu of further litigation, regarding, among other things, the Roseton and Danskammer leases and all of the parties' rights and claims arising under the related lease documents, including certain tax indemnity agreements (the “PSEG Settlement”).

On December 20, 2011, the Bankruptcy Court entered a stipulated order (as amended by a stipulated order entered by the Bankruptcy Court on December 28, 2011) approving the rejection of the Roseton and Danskammer leases subject to certain conditions. The rejection damages claim of RCM was stipulated and allowed by the Bankruptcy Court in the amount of $110 million. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Agreements (as defined below) and in compliance with applicable federal and state regulatory requirements. Please read the section entitled “Settlement Agreement and Plan Support Agreement” below for further discussion.

Adversary Proceeding and Examiner Report.    On November 11, 2011, U.S. Bank National Association (“U.S. Bank”), in its capacity as successor lease indenture trustee (the “Lease Trustee”) under the Indenture of Trust, Mortgage, Assignment of Leases and Rents and Security Agreement related to Roseton Units 1 and 2, dated as of May 8, 2001, and the Indenture of Trust, Mortgage, Assignment of Leases and Rents and Security Agreement related to Danskammer Units 3 and 4, dated as of May 8, 2001 (collectively, the “Lease Indentures”), commenced an adversary proceeding against Danskammer, Roseton and

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

DH (the “Adversary Proceeding”). The Lease Indentures govern the terms of the notes issued by Roseton OL LLC and Danskammer OL LLC, as owner lessors of the Facilities, to the pass through trust established under the Roseton-Danskammer 2001-Series B Pass Through Trust Agreement, dated as of May 1, 2001 (the “Pass Through Trust Agreement”). The Adversary Proceeding sought, among other things, a declaration that: (i) the leases of the Facilities to Roseton and Danskammer are not leases of real property; (ii) the leases are financings, not leases; (iii) notwithstanding the lease rejection claims, claims arising from DH's guaranty of certain of the Facilities' lease obligations are not subject to a cap pursuant to section 502(b)(6) of the Bankruptcy Code; and (iv) a determination of the allowed amount of the Lease Trustee's claims against Danskammer, Roseton, and DH.
Danskammer, Roseton and DH contested the claims made in the Adversary Proceeding, including the attempt to re-characterize the leases of the Facilities as financings and not as leases of real property and the applicability of Section 502(b)(6) of the Bankruptcy Code. The parties to the Adversary Proceeding filed motions seeking judgment on the pleadings and subsequently agreed to an informal stay of the proceedings, pending further settlement negotiations among the parties as discussed below under “Settlement Agreement and Plan Support Agreement.”
On November 11, 2011, the Lease Trustee also filed a motion with the Bankruptcy Court seeking the appointment of an examiner. On December 29, 2011, the Bankruptcy Court entered an order directing the appointment of the examiner (the “Examiner”), which order provided, among other things, that the Examiner investigate (i) the DH Debtor Entities' conduct in connection with the Reorganization, (ii) any possible fraudulent conveyances and (iii) whether DH was capable of confirming a Chapter 11 plan of reorganization. On March 9, 2012, the Examiner filed a report with the Bankruptcy Court and on March 20, 2012, Dynegy filed a preliminary response to such report.
All disputes and claims related to the Adversary Proceeding or otherwise related to the rejection of the Lease Documents have been resolved by the Settlement Agreement (as defined and discussed below). Upon the effectiveness of the Settlement Agreement, the Adversary Proceeding was dismissed with prejudice and any potential claims relating to or arising from disputes with respect to, among other things, the Adversary Proceeding and the Lease Documents were released. In addition, pursuant to the Settlement Agreement, Dynegy, DH and the other settling parties have released any potential claims relating to or arising from disputes with respect to the matters investigated by the Examiner, including, among other things, the Reorganization and including, without limitation, any claims that have been or could have been brought in connection with the DMG Transfer, the related Undertaking Agreement or the DH note.

Settlement Agreement and Plan Support Agreement.   On May 1, 2012, Dynegy, DGIN, Coal Holdco, the DH Debtor Entities, certain beneficial holders of approximately $1.9 billion of our outstanding senior notes (the “Consenting Senior Noteholders”), the PSEG Entities and the Lease Trustee, as directed by a majority of, and on behalf of all holders of those certain pass through trust certificates issued pursuant to the Pass Through Trust Agreement (the “Lease Certificate Holders” and, collectively the “Original Settlement Parties”) entered into a settlement agreement (the "Original Settlement Agreement”). On May 30, 2012, the Original Settlement Parties, holders of a majority of the outstanding subordinated notes (the "Consenting Sub Debt Holders") and, solely with respect to certain sections of the Settlement Agreement (as defined below), the successor trustee under our subordinated notes indenture ("Wells Fargo" and collectively, with the Original Settlement Parties and the Consenting Sub Debt Holders, the "Settlement Parties") entered into an amended and restated settlement agreement (the "Settlement Agreement").
Also on May 1, 2012, DGIN, Coal Holdco, the Debtor Entities, the Consenting Senior Noteholders, the PSEG Entities and certain Lease Certificate Holders (the "Consenting Lease Certificate Holders") entered into a plan support agreement (the “Original Plan Support Agreement”). On May 30, 2012, the parties to the Original Plan Support Agreement entered into an amended and restated plan support agreement including the Consenting Sub Debt Holders (the “Plan Support Agreement” and, together with the Settlement Agreement, the “Agreements”), providing for, among other things, the treatment of claims and certain rights and obligations of the supporting creditor parties as well as the Consenting Senior Noteholders thereunder. Additionally, pursuant to the Plan Support Agreement, DH and Dynegy each agreed, subject to the terms of the Plan Support Agreement, to amend the then existing plan of reorganization for DH to reflect the terms contained in the Plan Support Agreement. On July 31, 2012, Dynegy, DH, the Consenting Senior Noteholders, the Consenting Lease Certificate Holders and RCM (the “Amendment Parties) entered into the First Amendment to the Plan Support Agreement (the “First Amendment”). The First Amendment makes certain modifications and conforming changes to the Plan Support Agreement related to the modifications made to the Plan (as defined and discussed below). The material terms of the Plan are described below under the heading “Plan of Reorganization.” As of the date of the Original Plan Support Agreement, the earlier noteholder restructuring

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

support agreement, dated November 7, 2011, which was entered into in connection with the filing of the DH Chapter 11 Cases, and amended and restated on December 26, 2011, was terminated.
The Bankruptcy Court entered an order approving the Settlement Agreement on June 1, 2012 (the “Approval Order”) and the Settlement Agreement became effective on June 5, 2012 (the "Settlement Effective Date"). Pursuant to the Settlement Agreement, Dynegy and DH entered into a Contribution and Assignment Agreement (the “Contribution Agreement”), pursuant to which Dynegy contributed and assigned to us all of its right, title, and interest in and to one hundred percent (100%) of the issued and outstanding membership interests of Coal Holdco (the "DMG Acquisition"). In full consideration for such contribution and in accordance with the terms of the Settlement Agreement and the Approval Order, (i) Dynegy received an allowed administrative claim pursuant to sections 503(b) and 507(a) of the Bankruptcy Code in an unliquidated amount against us in the DH Chapter 11 Cases (the “Administrative Claim”), (ii) the Prepetition Litigation (as defined below), the Adversary Proceeding and the affiliate payable to DH were dismissed with prejudice or released and (iii) the parties to the Settlement Agreement issued and received the releases set forth in the Settlement Agreement and described above under "-Adversary Proceeding and Examiner Report." Also pursuant to the Settlement Agreement on June 5, 2012, the Undertaking Agreement and the DH note were terminated with no further obligations thereunder.

Plan of Reorganization.    On December 1, 2011, Dynegy and DH, as co-plan proponents (the “Plan Proponents”), filed a proposed Chapter 11 plan of reorganization and a related disclosure statement for DH with the Bankruptcy Court, which was subsequently amended and filed with the Bankruptcy Court on each of January 19, 2012, March 6, 2012 and June 8, 2012, as the proposed amended plan, the proposed second amended plan and the proposed third amended plan of reorganization for DH. On June 18, 2012, the Plan Proponents filed a proposed modified third amended plan of reorganization (the "Third Amended Plan") and related disclosure statement (the “Third Amended Disclosure Statement”) for DH with the Bankruptcy Court. Like earlier versions, the Third Amended Plan addressed claims against and interests in DH only and did not address claims against and interests in the other DH Debtor Entities. On July 3, 2012, in the DH Chapter 11 Cases, the Bankruptcy Court entered an order (i) approving (a) the Third Amended Disclosure Statement, (b) solicitation and voting procedures and (ii) scheduling the plan confirmation process (the “DH Disclosure Statement Order”), which authorized DH and Dynegy, in the event Dynegy later commenced a Chapter 11 case in the Bankruptcy Court, among other things, to modify the Third Amended Plan and Third Amended Disclosure Statement as necessary to constitute a plan of reorganization and disclosure statement for both DH and Dynegy, as debtors.
On July 6, 2012, upon the commencement of the Dynegy Chapter 11 Case, Dynegy submitted a first day motion to the Bankruptcy Court seeking to have certain relief entered in the DH Chapter 11 Cases made applicable to the Dynegy Chapter 11 Case, including the DH Disclosure Statement Order. On July 10, 2012, the Bankruptcy Court entered an order in the Dynegy Chapter 11 Case (i) approving (a) the Third Amended Disclosure Statement, (b) solicitation and voting procedures and (ii) scheduling the plan confirmation process in the Dynegy Chapter 11 Case (the “Dynegy Disclosure Statement Order,” and together with the DH Disclosure Statement Order, the “Disclosure Statement Orders”), which, among other things, authorized DH and Dynegy to modify the Third Amended Plan and Third Amended Disclosure Statement as necessary to constitute a plan of reorganization and disclosure statement for both DH and Dynegy, as debtors.
In accordance with the Disclosure Statement Orders, Dynegy and DH (together, the “Plan Debtors”) made certain modifications to the Third Amended Plan (as so modified, the “Plan”) and the Third Amended Disclosure Statement (as so modified, the “Disclosure Statement”), to reflect the commencement of the Dynegy Chapter 11 Case and to have such documents constitute a plan of reorganization and disclosure statement for both Plan Debtors. On July 12, 2012, the Plan and Disclosure Statement were filed with the Bankruptcy Court [Dynegy Case Docket No. 28; DH Case Docket No. 861] and the Plan Debtors commenced solicitation of votes to accept or reject the proposed Plan in accordance with the Disclosure Statement Orders.
The material terms of the Plan have been agreed upon by Dynegy, DH, a majority of the Consenting Senior Noteholders, the Consenting Sub Debt Holders, the Lease Trustee and the official committee of creditors holding unsecured claims appointed in the DH Chapter 11 Cases (the “Creditors' Committee”) and include, among other things:

•
on or prior to the effective date of the Plan (such date, the "Effective Date"), DH will be merged with and into Dynegy (Dynegy as the entity surviving such merger being called the "Surviving Entity") and, by virtue of the Merger, all our equity interests issued and outstanding immediately prior to the effective time of the Merger will be canceled;

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

•
the initial Board of Directors of the Surviving Entity will be selected pursuant to a process agreed upon among a majority of the Consenting Senior Noteholders, the Lease Trustee and the Creditors' Committee with existing Board members eligible for service on the new Board of the Surviving Entity;

•
holders of allowed general unsecured claims will receive their pro rata share of: (a) 99% of the fully-diluted common shares of the Surviving Entity to be outstanding immediately following the Plan Effective Date (subject to dilution), (b) any amounts to which they may be entitled as a result of the sale of the Facilities, and (c) a cash payment of $200 million;

•	holders of equity interests in Dynegy, DH or the Surviving Entity shall not receive any distribution or retain any interest or property under the Plan on account of such holder's equity interest; and

•
the Administrative Claim will be satisfied in full under the Plan with: (a) 1.0% of the fully-diluted common shares of the Surviving Entity to be outstanding immediately following the Effective Date (subject to dilution by the Warrants (as defined below)) and options, restricted stock or other equity interests issued as equity compensation to officers, employees or directors of the Surviving Entity or its affiliates, and (b) warrants with a 5-year term to purchase an aggregate of 13.5% of the fully-diluted common shares of the Surviving Entity (the “Warrants”) (subject to dilution) for an exercise price to be determined based on a net equity value of the Surviving Entity of $4 billion, and containing customary anti-dilution adjustments, as provided in the Settlement Agreement.

The parties to the Plan Support Agreement as amended by the First Amendment (the "Amended Plan Support Agreement") agreed to use their commercially reasonable efforts to support the Plan and complete the transactions contemplated thereby.

On August 27, 2012, the results of the vote on the Plan were filed with the Bankruptcy Court, with creditors holding over $3.5 billion of claims, or more than 99% of the value of the claims that voted, approving the Plan (this reflects approximately 87% of the number of creditors who voted). Further, Dynegy announced that the Consenting Senior Noteholders, the Lease Trustee and the Creditors' Committee selected the initial directors to be appointed to Dynegy's Board. At a hearing on September 5, 2012, the Bankruptcy Court found that DH and Dynegy had met all the Plan confirmation requirements under the Bankruptcy Code. Accordingly, on September 10, 2012, the Bankruptcy Court entered its order confirming the Plan (the "Confirmation Order"). The occurrence of the Effective Date of the Plan and the emergence of the Surviving Entity from bankruptcy remain subject to certain conditions precedent set forth in Section 11.2 of the Plan, including, among other things, that no “Non-Conforming Plan Assertion” (as defined in the Amended Plan Support Agreement) has been made, or the Bankruptcy Court has ruled on such Non-Conforming Plan Assertion and determined that the Plan is a “Conforming Plan” (as defined in the Amended Plan Support Agreement). As mentioned above, the Plan addressed claims against and interests in Dynegy and DH only and did not address claims against and interests in the other DH Debtor Entities. The remaining DH Debtor Entities, with the cooperation of the PSEG Entities, will use commercially reasonable efforts to sell the Facilities with the proceeds of any sale to pay transaction expenses and to be distributed as set forth in the Settlement Agreement and Amended Plan Support Agreement.

Accounting for Reorganization.  Consolidated financial statements subsequent to November 7, 2011 will be prepared in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 852, Reorganizations, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the DH Chapter 11 Cases, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Therefore, future consolidated financial statements may not reflect adjustments that might be required if we are unable to continue as a going concern. ASC 852 requires the following for the Company:

•	Reclassification of unsecured or under-secured pre-petition liabilities to a separate line item in the balance sheet, which will be called Liabilities subject to compromise ("LSTC");

•
Non-accrual of interest expense for financial reporting purposes, to the extent not paid during bankruptcy and not expected to be an allowable claim. However, unpaid contractual interest is calculated for disclosure purposes;

•
Adjustment of the unamortized deferred financing costs and discounts/premiums associated with debt classified as LSTC to reflect the expected amount of the probable allowed claim. In order to reflect our debt classified as LSTC at

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

the amount of the probable allowed claim, we wrote off approximately $52 million of such items during the fourth quarter 2011. These items will be included in Bankruptcy reorganization charges on the consolidated statement of operations;

•
Segregation of bankruptcy reorganization charges (direct and incremental costs, such as professional fees, of bankruptcy) as a separate line item in the statement of operations outside of income from continuing operations;

•	Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the balance sheet, under ASC 450, Contingencies; and

•
Disclosure of condensed combined financial information for the DH Debtor Entities, because our consolidated financial statements include material subsidiaries that did not file for bankruptcy protection.

•
Charges related to the estimated amount of the allowed claim related to the rejection of the leases for the Roseton and Danskammer power generation facilities, which was subsequently adjusted to $695 million as a result of the Settlement Agreement. See further discussion below.

As a result of our change in ownership upon emergence from bankruptcy, our ability to use our federal net operating loss ("NOL") carryforwards existing at the time will likely be limited or modified. Also, during the second quarter 2012 a greater than 5% shareholder acquiring additional Dynegy stock caused a change in control that significantly limited our ability to utilize our federal NOL's existing at that time. Any losses generated after our second quarter 2012 change in control may be used, without limitations, to offset cancellation of indebtedness income resulting from our bankruptcy.

Accounting for the Settlement Agreement.  As noted above, effective June 5, 2012, the Settlement Agreement resulted in (i) the acquisition of Coal Holdco; (ii) the termination of the Undertaking agreement with Dynegy; (iii) the extinguishment of the Affiliate receivable from Dynegy; and (iv) the granting of the Administrative Claim to Dynegy. The consideration for the acquisition of Coal Holdco consisted of the fair value of the Undertaking agreement of approximately $402 million plus the fair value of the Administrative Claim of approximately $64 million. The purchase price preliminarily was allocated as follows:

(in millions)
Cash	$256
Restricted cash (including $75 current)	117
Accounts receivable	3
Inventory	69
Assets from risk management activities (including $84 million current)	85
Prepaids and other current assets	46
Property, plant and equipment	514
Intangible assets (including $162 million current)	257
Total assets acquired	1,347
Current liabilities and accrued liabilities	(60)
Liabilities from risk management activities (including $66 million current)	(76)
Long-term debt (including $9 million current)	(610)
Asset retirement obligations	(53)
Unfavorable coal contract (including $15 million current)	(38)
Pension liabilities	(44)
Total liabilities assumed	(881)
Net assets acquired	$466

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

In connection with the DMG Acquisition, we were required to estimate the fair value of the consideration transferred in the transaction, which consisted of (i) the extinguishment of the Undertaking receivable and (ii) the Administrative Claim. As a result, the Undertaking receivable was impaired to its estimated present value of $418 million which resulted in a charge of approximately $832 million during the first quarter 2012. The extinguishment of the Affiliate receivable from Dynegy was accounted for as a distribution and, accordingly, had no impact on our consolidated statement of operations.

The Settlement Agreement also set the amounts of the allowed claims related to the rejection of the leases for the Roseton and Danskammer power generation facilities and the Subordinated Capital Income Securities. The Settlement Agreement provides that the Lease Trustee will be granted (i) a senior unsecured claim of approximately $540 million against DH on account of all claims arising from or related to DH's guaranty of the lease documents or otherwise related to the lease documents; (ii) an unsecured claim of approximately $455 million against Roseton on account of all claims arising under or related to the Roseton facility and the Roseton lease documents, (iii) an unsecured claim of approximately $85 million against Danskammer on account of all claims arising under or related to the Danskammer facility and the Danskammer lease documents, (iv) an administrative claim of approximately $42 million against Roseton on account of post-petition rent, and (v) an administrative claim of approximately $3 million against Danskammer on account of post-petition rent (collectively the "Lessor Claims"). The Settlement Agreement caps the recovery on account of the Lessor claims at approximately $571 million. As a result, we increased the estimated amount of the allowed claims against DH, Roseton and Danskammer related to the rejection of the leases for the Roseton and Danskammer power generation facilities to approximately $695 million (inclusive of PSEG's $110 million allowed claim).

Additionally, pursuant to the Settlement Agreement, DH agreed to provide Wells Fargo, as trustee for the Subordinated Capital Income Securities (the “Subordinated Capital Income Securities Trustee”), with an allowed general unsecured claim in the aggregate amount of $55 million (which claim is not subject to subordination) in full satisfaction of all Subordinated Capital Income Securities and related interest. Therefore, we reduced our previous estimate of the allowed claims related to the Subordinated Capital Income Securities and related interest by approximately $161 million during the first quarter 2012.

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

We are a holding company and conduct substantially all of our business operations through our subsidiaries.  Our current business operations are focused primarily on the power generation sector of the energy industry.  We report the results of our power generation business as three separate segments in our unaudited condensed consolidated financial statements.  Prior to this report, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Beginning with the third quarter 2011, as a result of the Reorganization, our reportable segments are: (i) Coal; (ii) Gas and (iii) DNE.  Accordingly, we have recast the corresponding items of segment information for all prior periods.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization.  General and administrative expenses are allocated to each reportable segment.

Bankruptcy Filing.  On November 7, 2011, the DH Debtor Entities commenced the DH Chapter 11 Cases. On July 6, 2012, Dynegy commenced the Dynegy Chapter 11 Case. Only the DH Debtor Entities, and our parent Dynegy sought relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder.

Dynegy Gas Holdco, LLC and its indirect, wholly-owned subsidiaries, including DPC and all of its subsidiaries, are not included in the Chapter 11 Cases. The normal day-to-day operations of the natural gas-fired power generation facilities held by DPC have continued without interruption. The commencement of the Chapter 11 Cases did not constitute a default under the DPC Credit Agreement.

In connection with the DH Chapter 11 Cases, the DH Debtor Entities effective December 28, 2011 rejected the leases of the Roseton and Danskammer power generation facilities located in Newburgh, New York.  The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements.

Please read Note 16—Subsequent Events—Bankruptcy Filing for further discussion.

Reorganization Activity.  In August 2011, Dynegy completed the Reorganization, whereby (i) substantially all of the coal-fired power generation facilities are held by DMG, (ii) substantially all of our natural gas-fired power generation facilities are held by DPC and (iii) 100 percent of the ownership interests of Dynegy Northeast Generation, the entity that indirectly holds the equity interests in the subsidiaries that operate the Roseton and Danskammer power generation facilities, including the leased units, are held by the Company.  Dynegy completed the Reorganization of their legal entity structure to facilitate the execution of two credit agreements.  The credit agreements, which were entered into August 5, 2011, consist of the DPC Credit Agreement, a $1,100 million, five year senior secured term loan facility available to DPC, and the DMG Credit Agreement, a $600 million, five year senior secured term loan facility available to DMG.

The proceeds of borrowings under the DPC Credit Agreement were used by DPC to (i) repay an intercompany obligation of a DPC subsidiary to the Company and to repay certain outstanding indebtedness under our Fifth Amended and Restated Credit Agreement, (ii) fund cash collateralized letters of credit and cash collateral for existing and future collateral requirements, (iii) repay approximately $192 million of debt relating to Sithe Energies, Inc. (the intermediate project holding company that indirectly holds the Independence facility in New York), (iv) make a $200 million restricted payment to a parent holding company of DPC, (v) pay related transaction fees and expenses and (vi) fund additional cash to the balance sheet to provide the DPC portfolio with liquidity for general working capital and liquidity purposes.

The proceeds of borrowings under the DMG Credit Agreement were used by DMG, to (i) fund cash collateralized letters of credit and cash collateral for existing and future collateral requirements, (ii) make a $200 million restricted payment to a parent holding company of DMG, (iii) pay related transaction fees and expenses and (iv) fund additional cash to the balance sheet to provide the DMG portfolio with cash to be used for general working capital and general corporate purposes.

Please read Note 11—Debt—Credit Agreements for further discussion of these new agreements.

           DMG Transfer.  On September 1, 2011, Dynegy and DGIN completed the DMG Transfer.  Their management and board of directors, as well as DGIN’s board of managers, concluded that the fair value of the transferred equity stake in Coal HoldCo at the time of the transaction was approximately $1.25 billion, after taking into account all debt obligations of DMG, including in particular the DMG Credit Agreement.  Dynegy provided this value to DGIN through the execution of the Undertaking Agreement.  The Undertaking Agreement does not provide any rights or obligations with respect to any outstanding notes or debentures, including the notes and debentures due in 2019 and 2026.

Immediately after closing the DMG Transfer, DGIN assigned its right to receive payments under the Undertaking Agreement to the Company in exchange for the Promissory Note.  As a condition to Dynegy’s consent to the Assignment, the Undertaking Agreement was amended and restated to be between the Company and Dynegy and to provide for the reduction of Dynegy’s obligations if the outstanding principal amount of any of our $3.5 billion of outstanding notes and debentures is decreased as a result of any exchange offer, tender offer or other purchase or repayment by Dynegy or its subsidiaries (other than the Company and our subsidiaries, unless Dynegy guarantees the debt securities of the Company or such subsidiary in connection with such exchange offer, tender offer or other purchase or repayment); provided, that such principal amount is retired, cancelled or otherwise forgiven. On June 5, 2012, the effective date of the Settlement Agreement, we reacquired the Coal segment. At such time, the Undertaking Agreement and Promissory Note were terminated with no further obligations thereunder. Please read Note 16—Subsequent Events—Settlement Agreement and Plan Support Agreement for further discussion.

Sithe Senior Notes.  On September 26, 2011, we completed the Sithe Tender Offer, in which we repurchased approximately $192 million of the Sithe Senior Notes for approximately $217 million.  In connection with the Sithe Tender Offer and consent solicitation, we amended the indenture under which the Sithe Senior Notes were issued to eliminate or modify substantially all of the restrictive covenants, certain events of default and certain other provisions and satisfied and discharged the indenture and remaining Sithe Senior Notes.  Please read Note 11—Debt—Sithe Senior Notes for further discussion.

Going Concern. Our accompanying unaudited condensed consolidated financial statements were prepared assuming that based on the information available in this reporting period, we would continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these unaudited condensed consolidated financial statements.  However, continued low power prices over the past several years have had a significant adverse impact on our business and continue to negatively impact our projected future liquidity.

As noted above, Dynegy completed the Reorganization and in connection therewith, certain of its subsidiaries (DPC and DMG) entered into two credit agreements on August 5, 2011 which resulted in the repayment in full and termination of commitments under our former Fifth Amended and Restated Credit Agreement. We also completed the DMG Transfer. While the DPC Credit Agreement was designed to provide sufficient operating liquidity for DPC for the foreseeable future, it contains certain restrictions related to distributions by DPC to its parent company.  Please read Note 11—Debt—Credit Agreements for further discussion.

On November 7, 2011, we still had significant debt service requirements in connection with our outstanding notes and debentures, and there were significant payment obligations related to the leasehold interests in the Danskammer and Roseton facilities.  On that date, the DH Debtor Entities filed the DH Chapter 11 Cases. The DH Chapter 11 Cases were assigned to the Honorable Cecilia G. Morris and are being jointly administered for procedural purposes only. Only the DH Debtor Entities filed voluntary petitions for relief and none of our other direct or indirect subsidiaries are debtors under Chapter 11 of the Bankruptcy Code. Consequently, they continue to operate their business in the ordinary course. Please see Note 16—Subsequent Events—Bankruptcy Filing for further information regarding the development of our case and Dynegy's subsequent petition for relief under Chapter 11 of the Bankruptcy Code.

Our ability to continue as a going concern is dependent on many factors, including, among other things, the generation by DPC of sufficient positive operating results to enable DPC to make certain restricted distributions to its parents (as described in Note 11—Debt, the terms and conditions of an approved plan of reorganization that allows the Debtor Entities to emerge from bankruptcy, execution of any further restructuring strategies, and the successful execution of the company-wide cost reduction initiatives that are ongoing.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of the foregoing uncertainties except for the reclassification of the DH Senior Notes and Debentures, including the Subordinated Capital Income Securities reflected as affiliated debt, and associated deferred financing costs due to the Chapter 11 Cases discussed above.  Please read Note 11—Debt—Senior Notes and Debentures and Subordinated Capital Income Securities for further discussion.

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

As a result of the Reorganization, our primary sources of internal liquidity are cash flows from operations and cash on hand.  Please read Note 11—Debt for further information.  Cash on hand includes cash proceeds from the DPC Credit Agreement, which is limited in use and distribution as further described in footnote 1 to the liquidity table below. Additional sources of liquidity include payments received from Dynegy related to its obligations pursuant to the Undertaking Agreement.

Our primary sources of external liquidity are proceeds from capital market transactions to the extent we engage in such transactions.  Please read Capital-Structuring Transactions below for more detail.

Current Liquidity.  The following tables summarize our liquidity position at September 7, 2012 and September 30, 2011.

	September 7, 2012
	DPC (1)	DMG (2)	Other (3)	Total
	(in millions)
LC capacity, inclusive of required reserves (4)	$252	$34	$27	$313
Less: Required reserves (4)	(8)	(1)	(1)	(10)
Less: Outstanding letters of credit	(236)	(29)	(26)	(291)
LC availability	8	4	—	12
Cash and cash equivalents	59	60	561	680
Collateral Posting Account (5)	238	69	—	307
Total available liquidity (6)(7)	$305	$133	$561	$999

	September 30, 2011
	DPC (1)	Other (3)	Total
	(in millions)
LC capacity, inclusive of required reserves (4)	$530	$27	$557
Less: Required reserves (4)	(15)	(1)	(16)
Less: Outstanding letters of credit	(389)	(26)	(415)
LC availability	126	—	126
Cash and cash equivalents	172	214	386
Collateral Posting Account (5)	101	—	101
Total available liquidity (6)(7)	$399	$214	$613
_______________________________________________________________________________

(1)
On August 5, 2011, we borrowed $1,100 million under the DPC Credit Agreement and repaid amounts outstanding under and terminated our Fifth Amended and Restated Credit Agreement. A portion of the proceeds from the DPC Credit Agreement borrowing was used to make a $200 million restricted payment to a parent holding company of DPC. The DPC Credit Agreement limits distributions by DPC to its parents to $135 million per fiscal year. Please read “DPC and DMG Restricted Payments" below and Note 11—Debt—Credit Agreements for further discussion.

(2)
On August 5, 2011, we borrowed $600 million under the DMG Credit Agreement and repaid amounts outstanding under and terminated our Fifth Amended and Restated Credit Agreement. A portion of the proceeds from the DMG Credit Agreement borrowing was used to make a $200 million restricted payment to a parent holding company of DMG. The DMG Credit Agreement limits distributions by DMG to its parent to $90 million per fiscal year. Please read “DPC and DMG Restricted Payments" below and Note 11—Debt—Credit Agreements for further discussion. On September 1, 2011, we completed the DMG Transfer. On June 5, 2012, Dynegy contributed and assigned to the Company all of its right, title, and interest in and to one hundred percent (100%) of the issued and outstanding membership interests of DMG ("Coal Holdco Acquisition"). Please read Note 16—Subsequent Events for further discussion. As such, liquidity position amounts for DMG are included as of September 7, 2012, but not as of September 30, 2011.

(3)
Other cash consists of $305 million and $190 million at Dynegy Gas HoldCo, LLC; $14 million and $14 million at Dynegy Administrative Services Company; $49 million and $3 million at the Company; and $20 million and $7 million at Dynegy Northeast Generation, Inc as of September 7, 2012 and September 30, 2011, respectively. Other cash also consists of $173 million at Coal Holdco as of September 7, 2012.

(4)
The LC facilities were collateralized with cash proceeds received under the credit agreements, with such proceeds currently included in Restricted cash and investments on our unaudited condensed consolidated balance sheets. The amount of the LC availability plus any unused required reserves of 3 percent on the unused capacity, may be withdrawn from the LC facilities with three days written notice for unrestricted use in the operations of the applicable entity.

(5)
The Collateral Posting Account included in the above liquidity tables is restricted per the credit agreements and may be used for future collateral posting requirements or released per the terms of the applicable DPC and DMG Credit Agreements. Please read Note 11—Debt—Credit Agreements for further discussion. Amounts are included in Restricted cash and investments on our unaudited condensed consolidated balance sheets.

(6)
Our Contingent LC Facility is not included in Total available liquidity, as there is currently no capacity available under the facility. Under the terms of the Contingent LC Facility, up to $150 million of capacity can become available, contingent on specified changes in forward spark spreads and power prices for 2012.

(7)	Does not reflect our ability to use the first lien structure as described below.

DPC Restricted Payments.  Without regard to the $400 million, in the aggregate, of proceeds from the DPC Credit Agreement that was initially distributed to Dynegy Gas Holdco, LLC, the DPC Credit Agreement limits distributions by DPC to its parents to $135 million per year, provided the borrower and its subsidiaries possess at least $50 million of cash and cash equivalents and short-term investments as of the date of the proposed distribution.  Please read Note 11—Debt—Credit Agreements for further discussion.

Collateral Postings.  We use a significant portion of our capital resources in the form of cash and letters of credit to satisfy counterparty collateral demands.  These counterparty collateral demands reflect our non-investment grade credit ratings and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.  At September 30, 2011, we had approximately $58 million of cash collateral postings and $219 million of letter of credit collateral postings related to our hedging activities.  The following table summarizes our consolidated collateral postings to third parties by legal entity at September 7, 2012, September 30, 2011 and December 31, 2010:

	September 7, 2012	September 30, 2011	December 31, 2010
	(in millions)
Dynegy Power, LLC:
Cash and short-term investments (1)	$91	$69	$—
Letters of credit	235	389	—
Total DPC	326	458	—
Cash and short-term investments (1)	$20	$—	$—
Letters of credit	29	—	—
Total DMG	49	—	—
Dynegy Holdings, LLC:
Cash and short-term investments (1)	$2	$1	$87
Letters of credit	26	26	375
Total DH	28	27	462
 _______________________________________________________________________________

(1)
As of December 31, 2010, we had $85 million of short-term investments in our Broker margin account on our unaudited condensed consolidated balance sheet. Collateral at December 31, 2010 does not include approximately $7 million of cash received by the Company for in-the-money open positions. Please see Note 5—Risk Management Activities, Derivatives and Financial Instruments—Derivatives on the Balance Sheet for further discussion of the composition of the Broker Margin Account.

The change in letters of credit postings from December 31, 2010 to September 30, 2011 is primarily due to contractual obligations under certain operational agreements.  Collateral postings increased from September 30, 2011 to September 7, 2012 primarily due to market movements.

In addition to cash and letters of credit posted as collateral, we have granted additional permitted first priority liens on the assets currently subject to first priority liens under our credit agreements as collateral under certain of our commodity derivative agreements in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to the counterparties under such agreements.  The counterparties under such agreements would share the benefits of the collateral subject to such first priority liens ratably with the lenders under the credit agreements.  The fair value of our derivatives collateralized by first priority liens, netted by counterparty, included liabilities of $117 million, $101 million and $30 million at September 7, 2012, September 30, 2011 and December 31, 2010, respectively.

We expect counterparties’ future collateral demands to continue to reflect changes in commodity prices, including seasonal changes in weather-related demand, as well as their views of our creditworthiness.  Our ability to use forward economic hedging instruments could be limited due to the collateral requirements the use of such instruments entails.

Operating Activities

Historical Operating Cash Flows.  Our cash flow used in operations totaled $4 million for the nine months ended September 30, 2011.  During the period, our power generation business provided positive cash flow from the operation of our power generation facilities, offset by a use of cash from corporate and other operations primarily due negative working capital.

Our cash flow provided by operations totaled $670 million for the nine months ended September 30, 2010.  During the period, our power generation business provided positive cash flow from operations of $992 million from the operation of our power generation facilities, primarily reflecting positive earnings for the period and approximately $353 million of cash received from our futures clearing manager.  The receipt of this cash is partly due to lower commodity prices and a reduction of margin requirements; the remaining cash was returned as a result of the posting of short-term investments and a letter of credit in substitute of cash.  Corporate and other operations included a use of approximately $322 million in cash, primarily due to interest payments to service debt and general and administrative expenses.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the price of power, the prices of natural gas, coal and fuel oil and their correlation to power prices, collateral requirements, the value of capacity and ancillary services, the run time of our generating facilities, the effectiveness of our commercial strategy, legal, environmental and regulatory requirements, our ability to achieve the cost savings contemplated in our cost reduction programs, our ability to capture value associated with commodity price volatility and the outcome of the Chapter 11 Cases.

Investing Activities

Capital Expenditures.  We had approximately $163 million and $270 million in capital expenditures during the nine months ended September 30, 2011 and 2010, respectively.  Our capital spending by reportable segment was as follows:

	For the Nine Months Ended
	September 30,
	2011	2010
	(in millions)
Coal	$115	$220
Gas	47	42
DNE	1	2
Other and eliminations	—	6
Total	$163	$270

Capital spending in our Coal segment primarily consisted of environmental and maintenance capital projects.  Capital spending in our Gas and DNE segments primarily consisted of maintenance projects.  The decrease in our capital expenditures is largely due to the completion of various Consent Decree projects in our Coal segment in 2010.

Other Investing Activities.  There was a $441 million cash outflow related to the DMG Transfer on September 1, 2011.

There was a $178 million cash inflow related to restricted cash balances during the nine months ended September 30,

2011 primarily due to (i) the release of $850 million upon the termination of our former Fifth Amended and Restated Credit Agreement, (ii) the release of $43 million upon the completion of the Sithe Tender Offer, and (iii) the release of $50 million related to the expiration of a security and deposit agreement.  These decreases in restricted cash were partially offset by increases of $631 million, $103 million and $27 million associated with the DPC Credit Agreement, the DMG Credit Agreement, and a Letter of Credit Reimbursement and Collateral Agreement with CS, respectively.

Cash outflow for purchases of short-term investments during the nine months ended September 30, 2011 totaled $269 million.  Cash inflow related to maturities of short-term investments for the nine months ended September 30, 2011 was $444 million.  Other cash flow from investing activities included $10 million of property insurance claim proceeds.

Cash outflow related to purchases of short-term investments during the nine months ended September 30, 2010 totaled $406 million.  Cash inflow related to maturities from short-term investments for the nine months ended September 30, 2010 totaled $149 million.  There was a $53 million cash outflow related to restricted cash balances during the nine months ended September 30, 2010, primarily due to an increase in the Sithe restricted cash balance.  There was a $15 million cash outflow related to our PPEA funding commitment.

Financing Activities

Historical Cash Flow from Financing Activities.  Cash flow provided by financing activities totaled $378 million for the nine months ended September 30, 2011.  Proceeds from long-term borrowings of $2,022 million, net of $44 million of debt issuance costs, consisted of:

•	$1,078 million of cash proceeds from the $1,100 million DPC Credit Agreement;

•	$588 million of cash proceeds from the $600 million DMG Credit Agreement;

•	$400 million from borrowings under the revolving portion of our former Fifth Amended and Restated Credit Agreement.

These proceeds were partially offset by repayments of borrowings of $1,623 million, which consisted of the following:

•	$850 million term facility under our former Fifth Amended and Restated Credit Agreement;

•	$400 million under the revolving portion of our former Fifth Amended and Restated Credit Agreement;

•	$80 million in repayment of our 6.875 percent senior notes;

•	$68 million in repayment of our Tranche B term loan; and

•	$225 million of repayments of borrowings on Sithe senior debt.
We also paid debt extinguishment costs of $21 million in connection with the termination of the Sithe senior debt.

Cash flow used in financing activities totaled $36 million for the nine months ended September 30, 2010 related to $31 million of repayments of borrowings on Sithe senior debt and $5 million of financing fees.

Financing Trigger Events.  Our debt instruments and other financial obligations include provisions which, if not met, could require early payment, additional collateral support or similar actions.  These trigger events include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events, acceleration of other financial obligations and change of control provisions.  We do not have any trigger events tied to specified credit ratings or stock price in our debt instruments and are not party to any contracts that require us to issue equity based on credit ratings or other trigger events.

The commencement of the DH Chapter 11 Cases on November 7, 2011 constituted an event of default under our senior notes and debentures, including our subordinated debentures to affiliates. The Chapter 11 Cases did not constitute an event of default under the DMG or DPC Credit Agreement. Please see Note 16—Subsequent Events—Bankruptcy Filing for further information.

Financial Covenants.  Following the termination of our Fifth Amended and Restated Credit Agreement on August 5, 2011, we are no longer subject to any financial covenants.

Credit Ratings

Our credit rating status is currently “non-investment grade” and our current ratings are as follows:

	Standard & Poor	Moody’s	Fitch

DH:
Corporate Family Rating (1)	NR	NR	D
Senior Unsecured (1)	NR	NR	CC
DPC:
Senior Secured	B	B2	B
  _______________________________________________________________________________
(1)   Moody’s Investor Services withdrew its Corporate family rating and the rating of our senior unsecured bonds after the DH Debtor Entities filed the DH Chapter 11 Cases. Standard & Poor's withdrew its Corporate family rating and the rating of the DH senior unsecured bonds on May 18, 2012.

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

Please read “Disclosure of Contractual Obligations and Contingent Financial Commitments” in our Form 10-K for further discussion.  Please read “Uncertainty of Forward-Looking Statements and Information” for additional factors that could impact our future operating results and financial condition.

RESULTS OF OPERATIONS

Overview

In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the three and nine month periods ended September 30, 2011 and 2010.  We have included our outlook for each segment at the end of this section.

As reflected in this report, we have changed our reportable segments.  Prior to this report, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Beginning with the third quarter 2011, as a result of the Reorganization in August 2011 our reportable segments are: (i) the Coal segment (“Coal”); (ii) the Gas segment (“Gas”) and (iii) the Dynegy Northeast segment (“DNE”).  Accordingly, we have recast the corresponding items of segment information for all prior periods.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization.  General and administrative expenses are allocated to each reportable segment.
On September 1, 2011, we completed the DMG Transfer. Therefore, the results of our coal segment are only included in our consolidated results through August 31, 2011.

Consolidated Summary Financial Information — Three Months Ended September 30, 2011

The following table provides summary financial data regarding our consolidated and segmented results of operations for the three month periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues	$467	$775	$(308)	(40)%
Cost of sales	(278)	(334)	56	17%
Gross margin, exclusive of depreciation shown separately below	189	441	(252)	(57)%
Operating and maintenance expense, exclusive of depreciation shown separately below	(87)	(110)	23	21%
Depreciation and amortization expense	(60)	(96)	36	38%
Impairment and other charges	(3)	(134)	131	98%
General and administrative expenses	(25)	(47)	22	47%
Operating income	14	54	(40)	(74)%
Interest expense	(105)	(92)	(13)	(14)%
Debt extinguishment costs	(21)	—	(21)	(100)%
Other income and expense, net	7	1	6	600%
Loss from continuing operations before income taxes	(105)	(37)	(68)	(184)%
Income tax benefit (expense)	(24)	15	(39)	(260)%
Net loss	$(129)	$(22)	$(107)	(486)%

The following tables provide summary financial data regarding our operating income (loss) by segment for the three month periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30, 2011
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$132	$298	$37	$—	$467
Cost of sales	(60)	(188)	(30)	—	(278)
Gross margin, exclusive of depreciation shown separately below	72	110	7	—	189
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(26)	(32)	(30)	1	(87)
Depreciation and amortization expense	(26)	(33)	—	(1)	(60)
Impairment and other charges	—	—	(1)	(2)	(3)
General and administrative expense	(8)	(17)	(2)	2	(25)
Operating income (loss)	$12	$28	$(26)	$—	$14

	Three Months Ended September 30, 2010
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$297	$380	$99	$(1)	$775
Cost of sales	(95)	(191)	(48)	—	(334)
Gross margin, exclusive of depreciation shown separately below	202	189	51	(1)	441
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(43)	(37)	(29)	(1)	(110)
Depreciation and amortization expense	(60)	(35)	—	(1)	(96)
Impairment and other charges	—	(134)	—	—	(134)
General and administrative expense	(14)	(20)	(4)	(9)	(47)
Operating income (loss)	$85	$(37)	$18	$(12)	$54

Discussion of Consolidated Results of Operations

Revenues.  Revenues decreased by $308 million from $775 million for the third quarter 2010 to $467 million for the third quarter 2011.  Of this decrease, approximately $73 million is due to the DMG Transfer and $141 million relates to mark-to market losses on forward sales of power and other derivatives in 2011, compared to mark-to-market gains in 2010.  Such losses totaled $17 million for the three months ended September 30, 2011, compared to $124 million of mark-to-market gains for the three months ended September 30, 2010.  The mark-to-market losses for the three months ended September 30, 2011 included fees of approximately $8 million paid to brokers in connection with the Reorganization.  The remaining decrease of $94 million is due to lower generated volumes, reduced capacity prices, and fewer revenues from option premiums offset by higher tolling revenues, as further described in our segment discussion below.

Cost of Sales.  Cost of sales decreased by $56 million from $334 million for the third quarter 2010 to $278 million for the third quarter 2011.  Of this decrease, approximately $28 million is due to the DMG Transfer. The remaining decrease of approximately $28 million is due to lower generated volumes and lower prices for coal and natural gas, as further described in our segment discussion.

Operating and Maintenance Expense, Exclusive of Depreciation Shown Separately Below.  Operating and maintenance expense decreased by $23 million from $110 million for the third quarter 2010 to $87 million for the third quarter 2011.  Of this decrease, approximately $14 million is due to the DMG Transfer. The remaining decrease of approximately $9 million is largely due to the mothballing and subsequent retirement of the Vermilion facility and the retirement of the South Bay facility, as well as the timing of outages.

Depreciation and Amortization Expense.  Depreciation expense decreased by $36 million from $96 million for the third quarter 2010 to $60 million for the third quarter 2011, as a result of fully depreciating the value of our Wood River Units 1-3 and Havana Units 1-5 in September 2010, as well as the Havana 6 Precipitator Rebuild retirement in 2010.  In addition, the Vermilion facility was mothballed during the first quarter 2011. Of this decrease, approximately $15 million is due to the DMG Transfer.

Impairment and Other Charges.  Impairment and other charges for the three months ended September 30, 2010 included a pre-tax asset impairment of $134 million related to our Casco Bay power generation facility and related assets.  Please read Note 7—Impairment Charges for further discussion.

General and Administrative Expenses.  General and administrative expenses decreased by $22 million from $47 million for the three months ended September 30, 2010 to $25 million for the three months ended September 30, 2011.  Of this decrease, approximately $4 million is due to the DMG Transfer. The remaining decrease was primarily driven by lower salary and benefits costs as a result of ongoing cost savings initiatives and approximately $10 million of costs associated with a merger transaction contemplated in 2010.  These items were partially offset by $6 million of restructuring costs in 2011, primarily related to financial and legal advisors.

Interest Expense.  Interest expense totaled $105 million and $92 million for the three months ended September 30, 2011 and 2010, respectively.  The increase was primarily driven by the credit agreements and associated higher borrowing rates.

Debt Extinguishment Costs.  Debt extinguishment costs totaled $21 million for the three months ended September 30, 2011 and were incurred in connection with the termination of the Sithe senior debt.

Income Tax Benefit (Expense).  We reported an income tax expense of $24 million and an income tax benefit of $15 million for the three months ended September 30, 2011 and 2010, respectively.  The effective tax rate in 2011 was 0 percent, compared to 41 percent for 2010.

For the three months ended September 30, 2011 and 2010, the difference between the effective rates of 0 percent and 41 percent, respectively, and the statutory rate of 35 percent resulted primarily from a valuation allowance to eliminate our net deferred tax asset and the impact of state taxes.

In connection with the DMG Transfer, we recognized a deferred tax asset of approximately $466 million and subsequently recorded a valuation allowance for the full amount. We do not believe we will produce sufficient taxable income, nor are there tax planning strategies available to realize the tax benefit.

Discussion of Segment Results of Operations

Coal Segment.  Effective September 1, 2011, we completed the DMG Transfer. Therefore, the results of the Coal segment were only included in our results of operations through August 31, 2011. Above average temperatures in July 2011 resulted in higher power prices when compared to July 2010.  However, August 2011 saw lower temperatures as compared to 2010, resulting in average prices across the three months being roughly the same for 2011 and 2010.

The following table provides summary financial data regarding our Coal segment results of operations for the three month periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues:
Energy	$149	$205	$(56)	(27)%
Capacity	6	6	—	—%
Financial transactions:	—	—
Mark-to-market income (loss)	(4)	74	(78)	(105)%
Financial settlements	(15)	10	(25)	(250)%
Option premiums	(2)	—	(2)	(100)%
Total financial transactions	(21)	84	(105)	(125)%
Other (1)	(2)	2	(4)	(200)%
Total revenues	132	297	(165)	(56)%
Cost of sales	(60)	(95)	35	37%
Gross margin	$72	$202	$(130)	(64)%
Million Megawatt Hours Generated	3.8	5.8	(2.0)	(34)%
In Market Availability for Coal Fired Facilities (2)	93%	91%	0.02
Average Quoted On-Peak Market Power Prices ($/MWh) (3):
Cinergy (Cin Hub)	$52	$48	$4	8%
_______________________________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.

(3)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

Gross margin for Coal decreased by $130 million from $202 million for the three months ended September 30, 2010, to $72 million for the three months ended September 30, 2011.  Approximately $44 million of this decrease is due to the DMG Transfer and the remaining decrease of $86 million is driven primarily by the following:

•	Mark-to-market income decreased by $69 million from income of $66 million for the three months ended September 30, 2010, to a loss of $3 million for the three months ended September 30, 2011.

•
Energy revenues and the corresponding cost of sales decreased by $11 million and $7 million, respectively, for a net decrease in energy margin of $4 million due to lower generated volumes, offset by an increase in market pricing.  Lower generation resulted primarily from the mothballing and subsequent retirement of the Vermilion facility early in 2011.

•
Settlements revenue decreased by $8 million primarily due to the average value of our hedging positions being lower for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Gas Segment.  The third quarter saw a decrease in net generation of approximately 24 percent in ISO-NE and NYISO mainly due to lower demand and an increase in import generation.  PJM had mixed results with year-over-year demand increasing for July and setting a new record for load demand, while August demand was down 4.8 percent.

In California, where our Morro Bay and Moss Landing units are located, power prices declined significantly mainly due to two factors.  First, robust snowpack in the Northwest and California led to strong hydro production with the Northwest’s second largest amount of hydro production since 1993.  This coupled with another very mild summer led to historical lows in terms of spark-spreads.  The following table provides summary financial data regarding our Gas segment results of operations for the three month periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues:
Energy	$185	$216	$(31)	(14)%
Capacity	56	68	(12)	(18)%
Tolls	61	42	19	45%
RMR	3	12	(9)	(75)%
Natural gas	39	34	5	15%
Financial transactions:
Mark-to-market income	15	43	(28)	(65)%
Financial settlements	(62)	(64)	2	3%
Option premiums	(10)	21	(31)	(148)%
Total financial transactions	(57)	—	(57)	(100)%
Other (1)	11	8	3	38%
Total revenues	298	380	(82)	(22)%
Cost of sales	(188)	(191)	3	2%
Gross margin	$110	$189	$(79)	(42)%

Million Megawatt Hours Generated (2)	4.4	4.7	(0.3)	(6)%
Average Capacity Factor for Combined Cycle Facilities (3)	44%	47%
Average Quoted On-Peak Market Power Prices ($/MWh) (4):	—	—
Commonwealth Edison (NI Hub)	$48	$49	$(1)	(2)%
PJM West	$58	$65	$(7)	(11)%
North of Path 15 (NP 15)	$40	$39	$1	3%
New York—Zone A	$47	$53	$(6)	(11)%
Mass Hub	$56	$66	$(10)	(15)%
Average Market Spark Spreads ($/MWh) (5):	—	—
PJM West	$28	$33	$(5)	(15)%
North of Path 15 (NP 15)	$7	$8	$(1)	(13)%
New York—Zone A	$14	$19	$(5)	(26)%
Mass Hub	$23	$34	$(11)	(32)%

Average natural gas price—Henry Hub ($/MMBtu) (6)	$4.13	$4.28	$(0.15)	(4)%
_______________________________________________________________________________
(1)                   Other includes ancillary services and other miscellaneous items.
(2)                   Includes our ownership percentage in the MWh generated by our investment in the Black Mountain power generation facility for the three months ended September 30, 2011 and 2010, respectively.
(3)                   Reflects actual production as a percentage of available capacity.
(4)                   Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
(5)                   Reflects the simple average of the spark spread available to a 7.0 MMBtu/MWh heat rate generator selling power at day-ahead prices and buying delivered natural gas at a daily cash market price and does not reflect spark spreads available to us.
(6)                   Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

Gross margin for Gas decreased by $79 million from $189 million for the three months ended September 30, 2010, to $110 million for the three months ended September 30, 2011.  This decrease is driven by the following:

•	Mark-to-market revenue decreased by $28 million due to a net change in mark-to-market income from $43 million to $15 million. Additionally, Gas had less contributions from option premiums in 2011.

•
Energy revenues and corresponding cost of sales decreased by $31 million and $3 million, respectively, for a net decrease in energy margin of $28 million. Energy revenue and cost of sales decreased primarily due to lower generated volumes at Sithe and Casco Bay due to lower spark spreads, which made it less economical to operate the plants.

•	Premium revenue decreased by $31 million due to a reduction in the number of options sold.

•	Capacity revenue decreased by $12 million due to lower capacity prices during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

•	RMR revenue was negatively impacted by the retirement of the South Bay facility on December 31, 2010.

These items were partially offset by increased tolling revenue of $19 million due to the new Moss Landing toll.

DNE Segment.  During the third quarter, dark spreads were compressed by flat Zone G power prices and increased coal prices.  In addition, increased imports from NE-ISO negatively impacted our results.

The following table provides summary financial data regarding our DNE segment results of operations for the three month periods ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues:
Energy	$37	$67	$(30)	(45)%
Capacity	5	12	(7)	(58)%
Financial transactions:
Mark-to-market income (loss)	(24)	16	(40)	(250)%
Financial settlements	15	2	13	650%
Option premiums	2	—	2	100%
Financial transactions	(7)	18	(25)	(139)%
Other (1)	2	2	—	—%
Total revenues	37	99	(62)	(63)%
Cost of sales	(30)	(48)	18	38%
Gross margin	$7	$51	$(44)	(86)%
Million Megawatt Hours Generated	0.5	0.9	(0.4)	(44)%
In Market Availability for Coal Fired Facilities (2)	97%	96%
Average Capacity Factor—Coal	37%	63%
Average Capacity Factor—Gas	7%	12%
Average Quoted On-Peak Market Power Prices ($/MWh) (3):	—	—
New York—Zone G	$63	$70	$(7)	(10)%
Average Market Spark Spreads ($/MWh) (4):	—	—
Fuel Oil	$(119)	$(59)	$(60)	(102)%
 _______________________________________________________________________________
(1)               Other includes ancillary services and other miscellaneous items.
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

Gross margin for DNE decreased by $44 million from $51 million for the three months ended September 30, 2010, to $7 million for the three months ended September 30, 2011. This decrease is driven by the following:

•
Mark-to-market revenue decreased by $40 million primarily related to a net change in mark-to-market income of $16 million in the three months ended September 30, 2010 to a loss of $24 million in the three months ended September 30, 2011.

•
Energy revenues and corresponding cost of sales decreased by $30 million and $18 million, respectively, for a net decrease in energy margin of $12 million, largely due to lower generated volumes.  In 2011, Danskammer began cycling units to reduce generation during non-profitable off-peak hours.

•	Capacity revenues decreased $7 million, due to significant decreases in capacity prices in the region, resulting in lower capacity revenues.

Consolidated Summary Financial Information — Nine Months Ended September 30, 2011

The following table provides summary financial data regarding our consolidated and segmented results of operations for the nine month periods ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues	$1,298	$1,872	$(574)	(31)%
Cost of sales	(781)	(873)	92	11%
Gross margin, exclusive of depreciation shown separately below	517	999	(482)	(48)%
Operating and maintenance expense, exclusive of depreciation shown separately below	(303)	(341)	38	11%
Depreciation and amortization expense	(261)	(261)	—	—%
Impairment and other charges	(6)	(135)	129	96%
General and administrative expenses	(87)	(106)	19	18%
Operating income (loss)	(140)	156	(296)	(190)%
Losses from unconsolidated investments	—	(34)	34	100%
Interest expense	(283)	(272)	(11)	(4)%
Debt extinguishment costs	(21)	—	(21)	(100)%
Other income and expense, net	11	3	8	267%
Loss from continuing operations before income taxes	(433)	(147)	(286)	(195)%
Income tax benefit	109	71	38	54%
Loss from continuing operations	(324)	(76)	(248)	(326)%
Income from discontinued operations, net of taxes	—	1	(1)	(100)%
Net loss	$(324)	$(75)	$(249)	(332)%

The following tables provide summary financial data regarding our operating income (loss) by segment for the nine month periods ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30, 2011
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$460	$743	$95	$—	$1,298
Cost of sales	(237)	(481)	(63)	—	(781)
Gross margin, exclusive of depreciation shown separately below	223	262	32	—	517
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(105)	(111)	(86)	(1)	(303)
Depreciation and amortization expense	(156)	(100)	—	(5)	(261)
Impairment and other charges	—	—	(2)	(4)	(6)
General and administrative expense	(27)	(42)	(9)	(9)	(87)
Operating income (loss)	$(65)	$9	$(65)	$(19)	$(140)

	Nine Months Ended September 30, 2010
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$724	$924	$226	$(2)	$1,872
Cost of sales	(261)	(520)	(93)	1	(873)
Gross margin, exclusive of depreciation shown separately below	463	404	133	(1)	999
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(132)	(116)	(89)	(4)	(341)
Depreciation and amortization expense	(154)	(103)	—	(4)	(261)
Impairment and other charges	—	(134)	(1)	—	(135)
General and administrative expense	(37)	(49)	(11)	(9)	(106)
Operating income (loss)	$140	$2	$32	$(18)	$156

Discussion of Consolidated Results of Operations

Revenues.  Revenues decreased by $574 million from $1,872 million for the nine months ended September 30, 2010 to $1,298 million for the nine months ended September 30, 2011.  Of this decrease, approximately $73 million is due to the DMG Transfer and $263 million related to mark-to market losses on forward sales of power and other derivatives in 2011, compared to mark-to-market gains in 2010.  Such losses totaled $144 million for the nine months ended September 30, 2011, compared to $119 million of mark-to-market gains for the nine months ended September 30, 2010.  The mark-to-market losses for the nine months ended September 30, 2011 included fees of approximately $8 million paid to brokers in connection with the Reorganization.  The remaining decrease of $238 million is due to lower generated volumes and capacity prices as well as less revenues from option premiums, tolling and RMR agreements, as further described below.

Cost of Sales.  Cost of sales decreased by $92 million from $873 million for the nine months ended September 30, 2010 to $781 million for the nine months ended September 30, 2011. Of this decrease, approximately $28 million is due to the DMG Transfer. The remaining decrease of approximately $64 million is due to lower generated volumes and lower gas and coal prices, as further described below.

Operating and Maintenance Expense, Exclusive of Depreciation Shown Separately Below.  Operating and maintenance expense decreased by $38 million from $341 million for the nine months ended September 30, 2010 to $303 million for the nine months ended September 30, 2011.  Of this decrease, approximately $14 million is due to the DMG Transfer. The remaining decrease of approximately $24 million is due to the mothballing of the Vermilion facility, retirement of the South Bay facility and the timing of outages.

Depreciation and Amortization Expense.  Depreciation expense remained relatively flat for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  There was approximately a $15 million decrease due to the DMG Transfer, offset by increases due to fully depreciating the value of our Vermilion facility in the first quarter 2011, when it was mothballed.  During the nine months ended September 30, 200, we fully depreciated Wood River Units 1-3 and Havana Units 1-5, in addition to retiring the Havana 6 Precipitator Rebuild.

Impairment and Other Charges.  Impairment and other charges for the nine months ended September 30, 2010 included a pre-tax asset impairment of $134 million related to our Casco Bay power generation facility and related assets.  Please read Note 7—Impairment Charges for further discussion.

General and Administrative Expenses.  General and administrative expenses decreased $19 million from $106 million for the nine months ended September 30, 2010 to $87 million for the nine months ended September 30, 2011.  Of this decrease, approximately $4 million is due to the DMG Transfer. The remaining decrease was primarily driven by lower salary and benefits costs as a result of ongoing cost savings initiatives and approximately $10 million of costs associated with a merger transaction contemplated in 2010. These savings were reduced by $9 million of transaction costs, $3 million of executive severance costs and $6 million of restructuring costs in 2011.

Losses from Unconsolidated Investments.  Losses from unconsolidated investments for the nine months ended September 30, 2010 included losses of $34 million related to our former investment in PPEA Holding.  Please read Note 9—Variable Interest Entities for further discussion.

Interest Expense.  Interest expense totaled $283 million and $272 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase was driven by the new credit agreements and associated higher borrowings and rates.

Debt Extinguishment Costs.  Debt extinguishment costs totaled $21 million for the nine months ended September 30, 2011 and were incurred in connection with the termination of the Sithe senior debt.

Income Tax Benefit.  We reported an income tax benefit from continuing operations of $109 million for the nine month period ended September 30, 2011, compared to an income tax benefit from continuing operations of $71 million for the nine months ended September 30, 2010.  The effective tax rate in 2011 was 25 percent, compared to 48 percent in 2010.

For the period ended September 30, 2011, the difference between the effective rate of 25 percent and the statutory rate of 35 percent resulted primarily from a valuation allowance to eliminate our net deferred tax asset partially offset by the impact of state taxes which included a benefit of $9 million related to an increase in state NOLs due to the acceptance of amended returns, partially offset by an expense of $3 million related to an increase in the Illinois statutory rate.  For the period ended September 30, 2010, the difference between the effective rates of 48 percent and the statutory rate of 35 percent resulted primarily to a benefit of $18 million related to the release of reserves for uncertain tax positions, partially offset by the impact of state taxes.

In connection with the DMG Transfer, we recognized a deferred tax asset of approximately $466 million which was fully valued. We do not believe we will produce sufficient taxable income, nor are there tax planning strategies available to realize the tax benefit.

 Discussion of Segment Results of Operations

Coal Segment.  Effective September 1, 2011, we completed the DMG Transfer. Therefore, the results of the Coal segment were only included in our results of operations through August 31, 2011. Although power prices were lower in early 2011 compared to early 2010, Spring prices in 2011 were higher than in 2010.  Summer prices were relatively flat year over year, resulting in average prices for the nine months ended September 30, 2011 very similar to average prices for the nine months ended September 30, 2010.

The following table provides summary financial data regarding our Coal segment results of operations for the nine month periods ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues:
Energy	$512	$544	$(32)	(6)%
Capacity	8	16	(8)	(50)%
Financial transactions:	—	—
Mark-to-market income (loss)	(76)	113	(189)	(167)%
Financial settlements	6	49	(43)	(88)%
Option premiums	14	7	7	100%
Total financial transactions	(56)	169	(225)	(133)%
Other (1)	(4)	(5)	1	20%
Total revenues	460	724	(264)	(36)%
Cost of sales	(237)	(261)	24	9%
Gross margin	$223	$463	$(240)	(52)%
Million Megawatt Hours Generated	15.6	16.3	(0.7)	(4)%
In Market Availability for Coal Fired Facilities (2)	92%	90%
Average Quoted On-Peak Market Power Prices ($/MWh) (3):		—
Cinergy (Cin Hub)	$45	$44	$1	2%
 _______________________________________________________________________________
(1)          Other includes ancillary services and other miscellaneous items.
(2)          Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.
(3)         Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

Gross margin for Coal decreased by $240 million from $463 million for the nine months ended September 30, 2010, to $223 million for the nine months ended September 30, 2011.  Approximately $44 million of the decrease is due to the DMG Transfer. The remaining decrease of $196 million was primarily driven by the following:

•
Mark-to-market revenue decreased by $181 million due to a net change in mark-to-market gains of $105 million for the nine months ended September 30, 2010 to a mark-to-market loss of $76 million for the nine months ended September 30, 2011.

•	Settlements revenue decreased by $26 million primarily due to the average value of our hedging positions being lower in 2011 compared to 2010.

•	Capacity revenues decreased by $8 million due to an overall decrease in capacity prices in the MISO markets from 2010 to 2011.

The above decreases were partially offset by the following increases:

•
Energy revenues and corresponding cost of sales increased by $14 million and $4 million, respectively, for a net increase in energy margin of $10 million, largely due to higher generated volumes.  In 2010, Baldwin experienced a three month outage.  This increase in volume was partially offset by the reduced volumes due to the mothballing and subsequent retirement of the Vermilion facility in 2011.

•	Premium revenue increased by $7 million due to an increase in the number of options sold.

Gas Segment.  In the Northeast, generation demand was somewhat mixed in 2011, with only February through April posting positive gains, while the remaining months were down compared to 2010.  Additionally, net generated volumes were lower in ISO-NE in 2011 compared to 2010 due to an unplanned outage at Casco Bay.  In PJM, net generated volumes were higher, mainly driven by positive off-peak spark-spreads at our Ontelaunee facility.

For our California facilities, market demand was slightly higher in 2011 compared to 2010, but generated volumes were down significantly due to competition with hydro generation.  Robust snowpack in the Northwest and California led to strong hydro production; the Northwest recorded the second greatest hydro production since 1993.  The strong hydro production, coupled with a very mild summer, led to historical lows in terms of spark-spreads.

The following table provides summary financial data regarding our Gas segment results of operations for the nine month periods ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues:
Energy	$403	$460	$(57)	(12)%
Capacity	166	174	(8)	(5)%
RMR	5	32	(27)	(84)%
Tolls	100	111	(11)	(10)%
Natural gas	134	124	10	8%
Financial transactions:
Mark-to-market losses	(16)	(14)	(2)	(14)%
Financial settlements	(96)	(100)	4	4%
Option premiums	21	117	(96)	(82)%
Total financial transactions	(91)	3	(94)	(3,133)%
Other (1)	26	20	6	30%
Total revenues	743	924	(181)	(20)%
Cost of sales	(481)	(520)	39	8%
Gross margin	$262	$404	$(142)	(35)%
Million Megawatt Hours Generated (2)	9.6	10.3	(0.7)	(7)%
Average Capacity Factor for Combined Cycle Facilities (3)	33%	35%
Average Quoted On-Peak Market Power Prices ($/MWh) (4):	—	—
Commonwealth Edison (NI Hub)	$44	$43	$1	2%
PJM West	$55	$56	$(1)	(2)%
North of Path 15 (NP 15)	$36	$41	$(5)	(12)%
New York—Zone A	$43	$45	$(2)	(4)%
Mass Hub	$57	$57	$—	—%
Average Market Spark Spreads ($/MWh) (5):		0
PJM West	$21	$20	$1	5%
North of Path 15 (NP 15)	$3	$6	$(3)	(50)%
New York—Zone A	$10	$9	$1	11%
Mass Hub	$19	$20	$(1)	(5)%
Average natural gas price—Henry Hub ($/MMBtu) (6)	$4.21	$4.58	$(0.37)	(8)%
 _______________________________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Includes our ownership percentage in the MWh generated by our investment in the Black Mountain power generation facility for the three months ended September 30, 2011 and 2010, respectively.

(3)	Reflects actual production as a percentage of available capacity.

(4)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

(5)
Reflects the simple average of the spark spread available to a 7.0 MMBtu/MWh heat rate generator selling power at day-ahead prices and buying delivered natural gas at a daily cash market price and does not reflect spark spreads available to us.

(6)	Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

Gross margin for Gas decreased by $142 million from $404 million for the nine months ended September 30, 2010, to $262 million for the nine months ended September 30, 2011.  The decrease is due to the following:

•	Premium revenue decreased by $96 million in 2011 compared to 2010 due to a change in commercial strategy.

•
Energy revenues and corresponding cost of sales decreased $57 million and $39 million, respectively primarily due to lower generated volumes.  Generation was down at Moss Landing due to weak spark-spreads and at Casco Bay due to a significant outage in 2011.  Lower prices and spark spreads also contributed to lower generation.

•
Capacity and RMR revenue were also down.  Capacity prices were lower in 2011 compared to 2010.  RMR revenue was impacted by the retirement of the South Bay facility on December 31, 2010.  Tolling revenue also decreased, due to the 2010 payment received for the termination of the Kendall toll, slightly offset by increased tolling revenue associated with the new Moss Landing toll.  Finally, natural gas revenue was up slightly, as a result of sales of excess natural gas resulting from lower generation.

These items were slightly offset by higher ancillary revenue at Kendall and Ontelaunee, resulting from higher ancillary pricing in the PJM market.

DNE Segment.  Average spark-spreads have stayed flat year over year.  During the third quarter, dark spreads were compressed by flat Zone G power prices and increased coal prices.  These compressed spark-spreads more than offset the increases from earlier in the year.  In addition, increased imports from NE-ISO impacted our results.

The following table provides summary financial data regarding our DNE segment results of operations for the nine month periods ended September 30, 2011 and 2010, respectively:

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues:
Energy	$89	$118	$(29)	(25)%
Capacity	14	34	(20)	(59)%
Financial transactions:
Mark-to-market income (loss)	(47)	41	(88)	(215)%
Financial settlements	33	24	9	38%
Option premiums	2	7	(5)	(71)%
Total financial transactions	(12)	72	(84)	(117)%
Other (1)	4	2	2	100%
Total revenues	95	226	(131)	(58)%
Cost of sales	(63)	(93)	30	32%
Gross margin	$32	$133	$(101)	(76)%
Million Megawatt Hours Generated	1.1	1.7	(0.6)	(35)%
In Market Availability for Coal Fired Facilities (2)	97%	94%
Average Capacity Factor—Coal	34%	54%
Average Capacity Factor—Gas	4%	5%
Average Quoted On-Peak Market Power Prices ($/MWh) (3):	—	—
New York—Zone G	$61	$60	$1	2%
Average Market Spark Spreads ($/MWh) (4):
Fuel Oil	$(116)	$(69)	$(47)	(68)%
 _______________________________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.

(3)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

(4)
Reflects the simple average of the spark spread available to a 7.0 MMBtu/MWh heat rate generator or an 11.0 MMBtu/MWh heat rate fuel oil-fired generator selling power at day-ahead prices and buying delivered natural gas or fuel oil at a daily cash market price and does not reflect spark spreads available to us.

Gross margin for DNE decreased by $101 million from $133 million for the nine months ended September 30, 2010, to $32 million for the nine months ended September 30, 2011.  The decrease is due to the following:

•	Mark-to-market revenue decreased by $88 million due to a net change in mark-to-market revenue from $41 million in 2010 to a loss of $47 million in 2011.

•
Energy revenues and the corresponding cost of sales decreased by $29 million and $30 million, respectively largely due to lower generated volumes.  In 2011, Danskammer began cycling units to reduce generation during non-profitable off-peak hours.  Additionally, Danskammer had higher outages, both planned and unplanned in 2011.  In addition, weather conditions and an outage of a nuclear plant in the area in 2010 resulted in higher generation at Roseton in 2010 compared to 2011.

•	Capacity revenues decreased by $20 million due to significant decreases in capacity prices in the region.

Outlook

We have implemented a modification of our asset ownership structure which eliminated our former regional organizational structure.  We are focused on reducing and consolidating non-plant support activities and achieving cost efficiencies at both operating facilities and corporate support functions.  Going forward, we have an operating fleet supported by our service contracts, which has resulted in adjusting corporate functions to support the new operational model.  As a result of the Reorganization, we have reevaluated our reportable segments and are reporting results in the following segments: (i) Gas, (ii) Coal and (iii) DNE.

On September 1, 2011, we completed the DMG Transfer. On June 5, 2012, the effective date of the Settlement Agreement, we reacquired the Coal segment. As a result, we have included the outlook for the Coal segment below. Please read Note 16—Subsequent Events—Settlement Agreement and Plan Support Agreement for further discussion.

On November 7, 2011, the DH Debtor Entities filed the Chapter 11 Cases. On July 6, 2012, Dynegy commenced the Dynegy Chapter 11 Case. Only the DH Debtor Entities, and our parent Dynegy sought protection from creditors, and none of our other subsidiaries are debtors under Chapter 11 of the Bankruptcy Code.  The Debtor Entities continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Coal Holdco and its indirect, wholly-owned subsidiary, DMG, as well as all of our other subsidiaries other than the applicable DH Debtor Entities, including DPC and all of its subsidiaries, are not included in the Chapter 11 Cases.  The normal day-to-day operations of the coal-fired power generation facilities held by DMG and the gas-fired generation facilities held by DPC continue without interruption. Please see Note 16—Subsequent Events—Bankruptcy Filing for further information regarding the development of our case and Dynegy's subsequent petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court .

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

Coal.  The Coal segment consists of six plants, all located in the MISO region, and totaling 3,132 MW.

Our Consent Decree requires substantial emission reductions from our Illinois coal-fired power plants and the completion of several supplemental environmental projects in Illinois. We have achieved all emission reductions scheduled to date under the Consent Decree and only Baldwin Unit 2 has material outstanding Consent Decree work yet to be performed, which is scheduled for completion by the end of 2012. We expect our costs associated with the remaining Consent Decree projects as of

June 30, 2012, to be approximately $31 million and $3 million for the remainder of 2012 and 2013, respectively. This estimate includes a number of assumptions about uncertainties beyond our control, such as costs associated with labor and materials.

Our expected coal requirements are fully contracted and priced in 2012. Our forecast coal requirements for 2013 are 85 percent contracted and 53 percent priced. The unpriced contracted volumes are subject to a price collar structure.  Our coal transportation requirements are 100 percent contracted and priced through 2013 when our current contracts expire. In August 2012, we executed new coal transportation contracts which take effect when our current contracts expire. These new long-term contracts also cover 100 percent of our coal transportation requirements. We continue to explore various alternative contractual commitments and financial options, as well as facility modifications, to ensure stable and competitive fuel supplies and to mitigate further supply risks for near- and long-term coal supplies.

Our Coal expected generation volumes are volumetrically 78 percent hedged through 2012 and approximately 17 percent hedged for 2013. Moves by various market transmission-owning entities joining or exiting MISO could impact system planning reserve margins in the future. MISO filed proposed Resource Adequacy Enhancements with FERC on July 20, 2011. FERC conditionally approved MISO's proposal on June 11, 2012, leaving much of MISO's proposal in place. The proposed tariff revisions require capacity to be procured on a zonal basis for a full planning year (June 1 - May 31) versus the current monthly requirement, with procurement occurring two months ahead of the planning year. The new construct will be in place for the 2013-14 Planning Year. While the new construct is an incremental improvement over the status quo, it is unlikely to have an influence on capacity prices in the near future due to excess capacity in the MISO market. In addition, increased market participation by demand response resources offset by potential retirement of marginal MISO coal capacity due to poor economics or expected environmental mandates could also affect MISO capacity and energy market prices in the future.

We currently intend to retire the Oglesby and Stallings peaking facilities, representing 152 MW, by the end of 2012, subject to a reliability assessment by MISO.

Gas.  The Gas segment consists of eight plants, geographically diverse in five markets, totaling 6,771 MW. Approximately 50 percent of our power plant capacity in the CAISO market is contracted through 2012 under tolling agreements with load-serving entities and an RMR agreement. A significant portion of the remaining capacity is sold as a resource adequacy product in the CAISO market, and much of our remaining expected production in the CAISO market has been financially hedged. CAISO capacity market is bilateral in nature. The load-serving entities are required to procure sufficient resources for their peak load plus a fifteen percent reserve margin.  CAISO footprint currently has a capacity surplus due to a weak economy and increased participation from renewable resources. The CAISO faces challenges to ensure system reliability as well as adequate ancillary services in the future with the mandate to have 33 percent renewable resources by 2020. The combination of bilateral markets, one-off utility procurements, and short-term requirements make this a larger concern than in other markets where multi-year forward requirements and more transparent markets are in place.

Certain contractual arrangements were terminated in mid-May 2012 for the Gas assets in the West. Such terminations will likely impact the timing of cash flows going forward. We are actively seeking other commercial arrangements for the facilities and have been offering output in the day-ahead market administered by the CAISO since May 19, 2012.  We will continue to respond to RFO process of California utilities seeking to procure electric capacity needed to serve their customers.  While we have been successful in winning contracts through this RFO process in the past, we believe that a more forward-looking, transparent, market-based solution to securing electric supply would benefit consumers, utilities and independent generators.  We have no plans to retire the impacted facilities at this time, and as long as the plants are economically viable, we will continue to operate them.

The South Bay power generation facility has been permanently retired and is currently in the process of being decommissioned. We have a contractual obligation to demolish the facility and potentially remediate specific parcels of the property. Our cost estimates for the demolition of the facility have not been finalized as we are in the early phases of the demolition process. Our obligation is expected to be approximately $22 million, exclusive of certain rental payments that will be due the Port of San Diego. Our estimates for the demolition and any potential remediation costs will likely change as the project advances through the next phase of the demolition process.

The estimated useful lives of our generation facilities consider environmental regulations currently in place. With respect to Units 6 and 7 at our Moss Landing facility, we are continuing to review the potential impact of the California Water Intake Policy. We are currently depreciating these units through 2024; however, depending on the ultimate impact of the California Water Intake Policy, we may determine that we would be required to install cooling systems that could render operation of the units uneconomical. If such a determination were to be made, we could decide to reduce operations or cease to operate the units as early as December 31, 2017.

In New England, five forward capacity auctions have been held since the ISO-NE transitioned to a forward capacity market in June 2010. Capacity clearing prices have ranged from a high of $4.50 per kW-month for the 2010-2011 market period to a low of $2.95 per kW-month for the 2013-2014 market period. We anticipate the next forward capacity market auction for 2015-2016 to clear at the floor price of approximately $3.43 per kW-month. The annual auctions continue to clear at the designated floor due to oversupply conditions. Efforts to implement prospective improvements in the forward capacity market design are currently underway in active proceedings at FERC and in discussions by the ISO and its stakeholders.

In PJM, where the Kendall and Ontelaunee combined-cycle plants are located, eight forward capacity auctions (known as RPM or Reliability Pricing Model) have been held since the transition from a daily capacity market in June 2007. RPM clearing prices have ranged from $0.50/kW-month (Kendall, PY2012-13) and $1.24/kW-month (Ontelaunee, PY2007-8) to $5.30/kW-month (Kendall, PY2010-11) and $6.88/kW-month (Ontelaunee, PY2013-14). The latest RPM auction was for the 2015-2016 Planning Year, which cleared at $4.14/kW-month (Kendall) and $5.09/kW-month (Ontelaunee).

Although capacity prices have been trending downward in NYISO due to surplus capacity and lower demand, the summer auction for 2012 cleared at $1.25 per kW-month. This is approximately $0.70 higher than last summer, which cleared at $0.55 per kW-month. Approximately 70 percent of the capacity revenue for our Independence facility has been contracted at a favorable premium compared to current market prices through 2014.

Currently, our Gas portfolio is approximately 94 percent hedged volumetrically through 2012 and approximately 52 percent hedged for 2013.

We plan to continue our hedging program for Gas over a rolling 12-36 month period using various forward sale instruments. Beyond 2013, the portfolio is largely open, positioning Gas to benefit from possible future power market pricing improvements.

DNE.  DNE is comprised of the Roseton and Danskammer facilities located in Newburgh, New York, with a total capacity of 1,693 MW. A total of 1,570 MW of generation capacity relates to leased units at the two facilities. In connection with the DH Chapter 11 cases, the DH Debtor Entities rejected these long-term leases. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements.

All of our expected physical coal supply and delivery requirements for 2012 are fully contracted and priced for the forecasted run throughout the remainder of the year. Shortfall due to unexpectedly high burn rates will be purchased in the spot market from domestic suppliers. We have hedged significantly fewer generation volumes for 2012.

Other.  Other includes traditional corporate support functions, including those services contemplated in the various service agreements, including the Service Agreements, Energy Management Agreements, Tax Sharing Agreements and Cash Management Agreements, which were entered into in conjunction with the Reorganization.

During 2011, we initiated a new cost and performance improvement initiative, known as PRIDE (“Producing Results through Innovation by Dynegy Employees”), which is designed to drive recurring cash flow benefits by optimizing our cost structure, implementing company-wide process and operating improvements, and improving balance sheet efficiency.   In the six months ended June 30, 2012, we recognized $11 million in operating margin and cost improvements versus 2011 and $71 million in incremental liquidity from balance sheet improvements due to PRIDE initiatives.  In 2012, we are targeting additional margin and cost improvements of $39 million, and additional balance sheet improvements of $100 million.  We will continue to use the PRIDE initiative to improve our operating performance, cost structure and balance sheet.

Environmental and Regulatory Matters

Please read Item 1. Business—Environmental Matters in our Form 10-K and Outlook—Environmental and Regulatory Matters in our Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 for further discussion.

Federal Regulation of Greenhouse Gases.  In September 2011, the EPA announced that it would delay the release of proposed New Source Performance Standards and emission guidelines for controlling GHG emissions from new, modified and existing EGUs, which were to be issued by September 30, 2011.  EPA has not yet announced a new schedule for this rulemaking.

State Regulation of Greenhouse Gases.  Our assets in California are subject to the California Global Warming Solutions

Act (“AB 32”), which requires the CARB to develop a GHG emission control program that will reduce emissions of GHG in the state to their 1990 levels by 2020 with a fully effective regulatory program to be in place by January 2012.  In August 2011, the CARB approved its revised supplemental CEQA analysis in support of the cap and trade regulatory program.  In October 2011, the CARB approved revisions to certain elements of the cap-and-trade program, including a delay in the start of the cap-and-trade rule’s compliance obligations until 2013.  We will continue to monitor the CARB’s cap-and-trade program rulemaking activities, including associated litigation, and evaluate any potential impacts on our operations.

In August 2011, the State of New York enacted the "Power NY Act of 2011," which requires the NYSDEC to promulgate, within 12 months, regulations targeting CO2 emission reductions from major electric generating facilities that commenced construction after the effective date of the regulations.

On January 1, 2009, our assets in New York and Maine became subject to a state-driven GHG emission control program known as RGGI.  In September 2011, RGGI held its thirteenth auction, in which approximately 7.5 million allowances for the current control period were sold at a clearing price of $1.89 per allowance.  No bids were submitted for allowances for a future control period.  We have participated in each of the quarterly RGGI auctions (or in secondary markets, as appropriate) to secure some allowances for our affected assets.    The RGGI states plan to continue to conduct quarterly auctions in 2012.

Cross-State Air Pollution Rule.  On July 6, 2011, the EPA issued its final rule on Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone, the CSAPR.  The CSAPR, which in response to a court decision replaces EPA’s 2005 CAIR, is intended to reduce emissions of SO2 and NOx from large electric generating units in 27 states in the eastern half of the United States.  The rule imposes cap and trade programs within each affected state that cap emissions of SO2 and NOx at levels predicted to eliminate that state’s contribution to nonattainment in, or interference with maintenance of attainment status by, down-wind areas with respect to the National Ambient Air Quality Standards for particulate matter and ozone.  The rule will be implemented initially through federal implementation plans. Our generating facilities in Illinois, New York and Pennsylvania will be subject to the rule.

Under the CSAPR, Illinois, New York and Pennsylvania will be subject to new cap and trade programs capping emissions of NOx from May 1 through September 30 and capping emissions of SO2 and NOx on an annual basis.  Requirements applicable to NOx emissions require compliance with the annual NOx reductions beginning January 1, 2012 and ozone season NOx reductions beginning May 1, 2012.  The requirements applicable to SO2 emissions from electric generating units in Illinois, New York and Pennsylvania will be implemented in two stages with compliance dates of January 1, 2012 and January 1, 2014.  The SO2 emission budgets will be reduced in 2014, and existing EGUs in these states will be allocated fewer SO2 emission allowances beginning in 2014.  The EPA will initially allocate NOx and SO2 emission allowances to existing EGUs based on historic heat input (i.e., the highest three-year average in the period 2006-2010), subject to a maximum allocation limit to any individual unit based on that unit’s maximum historic baseline emissions during the period 2003-2010.  States submitting a SIP to achieve the required reductions in place of the federal implementation plan would be allowed to use different allowance allocation methodologies beginning with vintage year 2013.

EGUs are required to hold one emission allowance for every ton of SO2 and/or NOx emitted during the applicable compliance period.  EGUs can comply with the required emission reductions by any combination of (i) installing emission control technologies, (ii) operating existing controls more often, (iii) switching fuels, or (iv) curtailing or ceasing operation.  Allowance trading is generally allowed under the CSAPR among sources within the same state with limited interstate allowance trading.

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

Petitions for administrative reconsideration or judicial review, including requests for stay, of the CSAPR have been filed. On October 6, 2011, the EPA issued proposed technical revisions to the CSAPR, including a proposed two-year delay in the assurance penalty provisions that is intended to promote liquidity in the CSAPR allowance markets.   We will continue to review the CSAPR, as well as monitor related rulemaking, judicial and legislative developments, and evaluate any potential impacts on our operations.

Coal Combustion Residuals.  The combustion of coal to generate electric power creates large quantities of ash that are managed at power generation facilities in dry form in landfills and in liquid or slurry form in surface impoundments.  Each of our coal-fired plants has at least one CCR management unit.  Certain environmental organizations have advocated designation of CCR as a hazardous waste; however, many state environmental agencies have expressed strong opposition to such designation.  On September 30, 2011, the EPA released a notice of data availability (“NODA”) regarding its CCR proposed rule for the limited purpose of soliciting comment on additional information regarding the CCR proposal as identified in the NODA.  The EPA is expected to issue final regulations governing CCR management in 2012 or later.  Federal legislation to address CCR as non-hazardous waste also has been introduced in Congress.   We will continue to monitor CCR rulemaking and legislative developments and to evaluate any potential impacts on our operations.

We have implemented hydrogeologic investigations for the CCR surface impoundment at our Baldwin facility and for two CCR surface impoundments at our Vermilion facility in response to a request by the Illinois EPA. Groundwater monitoring results indicate that these CCR surface impoundments impact onsite groundwater at these sites.

At the request of the Illinois EPA, in late 2011 we initiated an investigation at the Baldwin facility to determine if the facility's CCR surface impoundment impacts offsite groundwater. Results of the offsite groundwater quality investigation at Baldwin, as submitted to the Illinois EPA on April 24, 2012, indicate two localized areas where Class I groundwater standards were exceeded.  If these offsite groundwater results are ultimately attributed to the Baldwin CCR surface impoundment and remediation measures are necessary in the future, we may incur significant costs that could have a material adverse effect on our financial condition, results of operations and cash flows. At this time we cannot reasonably estimate the costs of corrective action that ultimately may be required at Baldwin.

On April 2, 2012, we submitted to the Illinois EPA proposed corrective action plans for two of the CCR surface impoundments at the Vermilion facility.  The proposed corrective action plans reflect the results of a hydrogeologic investigation, which indicate that the facility's old east and north CCR impoundments impact groundwater quality onsite and that such groundwater migrates offsite to the north of the property and to the adjacent Middle Fork of the Vermilion River.  The proposed corrective action plans include groundwater monitoring and recommend closure of both CCR impoundments, including installation of a geosynthetic cover.  In addition, we submitted an application to the Illinois EPA to establish a groundwater management zone while impacts from the facility are mitigated.  The preliminary estimated cost of the recommended closure alternative for both impoundments, including post-closure care, is approximately $14 million.  As such, in the first quarter 2012 we increased our asset retirement obligation by approximately $8 million. The Vermilion facility also has a third CCR surface impoundment, the new east impoundment that is lined and is not known to impact groundwater.  Although not part of the proposed corrective action plans, if we decide to close the new east impoundment by removing its CCR contents concurrent with the recommended closure alternative for the old east and north impoundments, the preliminary total estimated closure cost for all three impoundments would be approximately $16 million.  If the proposed corrective action plans are timely approved by the Illinois EPA, detailed proposed closure plans would be submitted to the Illinois EPA by year-end 2012 for approval.

In July 2012, the Illinois EPA issued violation notices alleging violations of groundwater standards onsite at the Baldwin and Vermilion facilities. In response, we have submitted to the Illinois EPA a proposed compliance agreement for each facility. For Vermilion, we proposed to implement the previously submitted corrective action plans and, for Baldwin, we proposed to perform additional studies of hydrogeologic conditions and apply for a groundwater management zone in preparation for submittal, as necessary, of a corrective action plan.

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

RISK-MANAGEMENT DISCLOSURES

The following table provides a reconciliation of the risk-management data on the unaudited condensed consolidated balance sheets:

As of and for the Nine Months Ended September 30, 2011
(in millions)
Balance Sheet Risk-Management Accounts (1)
Fair value of portfolio at December 31, 2010	$34
Risk-management losses recognized through the income statement in the period, net	(128)
Cash received related to risk-management contracts settled in the period, net	(35)
Changes in fair value as a result of a change in valuation technique (1)	—
DMG Transfer	(4)
Non-cash adjustments and other	3
Fair value of portfolio at September 30, 2011	$(130)
 _______________________________________________________________________________
(1)            Our modeling methodology has been consistently applied.

The net risk management liability of $130 million is the aggregate of the following line items on our unaudited condensed consolidated balance sheets: Current Assets—Assets from risk-management activities, Other Assets—Assets from risk-management activities, Current Liabilities—Liabilities from risk-management activities and Other Liabilities—Liabilities from risk-management activities.

Risk-Management Asset and Liability Disclosures.  The following table provides an assessment of net contract values by year as of September 30, 2011, based on our valuation methodology:

Net Fair Value of Risk-Management Portfolio

	Total	2011	2012	2013	2014	2015	Thereafter
	(in millions)
Market quotations (1) (2)	$(128)	$(30)	$(98)	$—	$—	$—	$—
Prices based on models (2)	(2)	(6)	(7)	11	—	—	—
Total	$(130)	$(36)	$(105)	$11	$—	$—	$—
 _______________________________________________________________________________
(1)         Prices obtained from actively traded, liquid markets for commodities.
(2)   The market quotations and prices based on models categorization differ from the categories of Level 1, Level 2 and Level 3 used in our fair value disclosures due to the application of the different methodologies.  Please read Note 6—Fair Value Measurements for further discussion.

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

•
our ability to obtain approval of the Bankruptcy Court with respect to the Debtor Entities' motions in the Chapter 11 Cases and to consummate all the transactions contemplated by the Settlement Agreement and Plan Support Agreement

•	our ability to consummate the Merger;

•	our ability to sell the Roseton and Danskammer Facilities to one or more third parties as set forth in the Settlement Agreement;

•
beliefs and assumptions relating to our liquidity, available borrowing capacity and capital resources generally, including the extent to which such liquidity could be affected by poor economic and financial market conditions or new regulations and any resulting impacts on financial institutions and other current and potential counterparties;

•	the anticipated effectiveness of the overall restructuring activities and any additional strategies to address our liquidity and our capital resources including accessing the capital markets;

•	limitations on our ability to utilize previously incurred federal net operating losses or alternative minimum tax credits;

•	expectations regarding our compliance with the DPC and DMG Credit Agreements, including collateral demands, interest expense and other payments;

•	the timing and anticipated benefits to be achieved through our company-wide cost savings programs, including our PRIDE initiative;

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

•	beliefs and assumptions regarding our ability to enhance or protect long-term value for stockholders;

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	beliefs and assumptions about weather and general economic conditions;

•	projected operating or financial results, including anticipated cash flows from operations, revenues and profitability;

•	our focus on safety and our ability to efficiently operate our assets so as to capture revenue generating opportunities and operating margins;

•	beliefs about the outcome of legal, regulatory, administrative and legislative matters; and

•	expectations regarding performance standards and estimates regarding capital and maintenance expenditures, including the Consent Decree and its associated costs and performance standards.

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

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K for a discussion of our exposure to commodity price variability and other market risks related to our net non-trading derivative assets and liabilities, including foreign currency exchange rate risk.  Following is a discussion of the more material of these risks and our relative exposures as of September 30, 2011.

Value at Risk (“VaR”).  The following table sets forth the aggregate daily VaR of the mark-to-market portion of our risk-management portfolio primarily associated with the Coal, Gas and DNE segments and the remaining legacy customer risk management business.  The VaR calculation does not include market risks associated with the accrual portion of the risk-management portfolio that is designated as a cash flow hedge or a “normal purchase normal sale”, nor does it include expected future production from our generating assets.  Please read “Value at Risk” in our Form 10-K for a complete description of our valuation methodology.  The decrease in the September 30, 2011 VaR was primarily due to decreased forward sales as compared to December 31, 2010 and to the DMG Transfer. Please read Note 3—DMG Transfer and Undertaking Agreement for further discussion of the DMG Transfer.

Daily and Average VaR for Risk-Management Portfolios

	September 30, 2011 (1)	December 31, 2010
	(in millions)
One day VaR—95 percent confidence level	$3	$14
One day VaR—99 percent confidence level	$4	$20
Average VaR for the year-to-date period—95 percent confidence level	$3	$22

(1) As a result of the DMG Transfer effective September 1, 2011, the September 30, 2011 VaR only includes information associated with our Gas and DNE segments.

Credit Risk.  The following table represents our credit exposure at September 30, 2011 associated with the mark-to-market portion of our risk-management portfolio, on a net basis.

Credit Exposure Summary

	Investment Grade Quality	Non-Investment Grade Quality	Total
	(in millions)
Type of Business:
Financial institutions	$4	$—	$4
Oil and gas producers	1	—	1
Utility and power generators	22	—	22
Commercial / industrial / end users	—	—	—
Total	$27	$—	$27

Interest Rate Risk.  We are exposed to fluctuating interest rates related to variable rate financial obligations.  As of September 30, 2011, the amount owed under our fixed rate debt instruments, as a percentage of the total amount owed under all of our debt instruments, was 76 percent.  Based on sensitivity analysis of the variable rate financial obligations in our debt portfolio as of September 30, 2011, it is estimated that a one percentage point interest rate movement in the average market interest rates (either higher or lower) over the twelve months ended September 30, 2012 would either decrease or increase interest expense by approximately $11 million to the extent LIBOR exceeds 1.5 percent, which represents the interest rate floor in the DPC Credit Agreement.  This exposure would have been partially offset by an approximate $7 million increase or decrease in interest income related to the restricted cash balance of $658 million posted as collateral to support our letter of credit facilities.  Over time, we may seek to adjust the variable rate exposure in our debt portfolio through the use of swaps or other financial instruments.  Please read Note 16—Subsequent Events for further discussion.

We did not have any interest rate contracts outstanding at September 30, 2011. The absolute notional financial contract amounts associated with our interest rate contracts were as follows at December 31, 2010.

December 31, 2010
Fair value hedge interest rate swaps (in millions of U.S. dollars)	$25
Fixed interest rate received on swaps (percent)	5.70
Interest rate risk-management contracts (in millions of U.S. dollars)	$231
Fixed interest rate paid (percent)	5.35
Interest rate risk-management contracts (in millions of U.S. dollars)	$206
Fixed interest rate received (percent)	5.28

Item 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended September 30, 2011.

PART II. OTHER INFORMATION

Item 1—LEGAL PROCEEDINGS

See Note 10—Commitments and Contingencies—Legal Proceedings to the accompanying unaudited condensed consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.

Item 1A—RISK FACTORS

In addition to the risk factors below, please read Item 1A—Risk Factors, of our Form 10-K and Forms 10-Q for factors, risks and uncertainties that may affect future results.

The Debtor Entities filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code and are subject to the risks and uncertainties associated with bankruptcy cases.

The Debtor Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.  For the duration of the Debtor Entities’ bankruptcy cases, our business and operations will be subject to various risks, including but not limited to, the following:

•
The Debtor Entities’ bankruptcy filings may cause customers, suppliers and others with whom we have commercial relationships to lose confidence in us and may make it more difficult for us to obtain and maintain such commercial relationships on competitive terms;

•	It may be more difficult to retain and motivate our key employees through the process of reorganization, and we may have difficulty attracting new employees;

•	Our senior management will be required to spend significant time and effort dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations;

•	There can be no assurance as to the Debtor Entities’ ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations.

We will also be subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may increase the longer the Debtor Entities have to operate under Chapter 11 bankruptcy protection. Because of the risks and uncertainties associated with the Debtor Entities’ bankruptcy cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases will have on our business, financial condition and results of operations.

We may not be able to successfully implement the restructuring set forth in the Agreements and the Plan.
The consummation of the Plan is contingent upon a number of factors which include, among other things, that:

•	federal and state regulators may not approve certain elements of the Plan; and

•	the Agreements may be terminated.
The Settlement Agreement and the obligations of the parties thereunder may be terminated by: (i) mutual written agreement of Dynegy, DH, a majority of the Consenting Senior Noteholders, a majority of the Consenting Lease Certificate Holders, a majority of the Consenting Sub Debt Holders, and RCM or (ii) by any of Dynegy, DH, a majority of the Consenting Senior Noteholders or a majority of the Consenting Lease Certificate Holders upon the occurrence of certain events or the failure to meet certain milestone dates in the restructuring process. For a discussion of the termination events under the Plan Support Agreement, please see Note 16—Subsequent Events—Settlement Agreement and Plan Support Agreement.
If we are unable to implement the restructuring contemplated by the Agreements and the Plan, it is unclear whether Dynegy and we will be able to reorganize our subsidiary entities' businesses and what, if any, distribution holders of claims against, or equity interests in, the Debtor Entities ultimately would receive with respect to their claims or equity interests.
We may not be able to consummate the Plan.
The consummation of the Plan is subject to the satisfaction of certain conditions precedent. There can be no assurance that such conditions will be satisfied, and therefore, that the Plan will be consummated.
Furthermore, although we believe that the Plan will become effective reasonably soon after the date on which the Bankruptcy Court's order confirming the Plan is entered on the Bankruptcy Court's docket, there can be no assurance as to the timing or that the Plan will become effective. If the Plan does not become effective or if a protracted reorganization or liquidation were to occur, there is a substantial risk that holders of claims would receive less than they would receive under the Plan and we and our affiliates, including Dynegy, may continue to face ongoing litigation at significant costs
The Plan contemplates the Merger and although the Bankruptcy Court has already authorized DH and Dynegy to enter into the Merger pursuant to the terms and conditions set forth in the Bankruptcy Court's July 10, 2012 order authorizing the Merger, the Plan also requires that the Merger and all material documents, instruments and agreements necessary to implement the Merger, be in form and substance reasonably acceptable to Dynegy, DH, the majority of the Consenting Senior Noteholders, the Lease Trustee and the Creditors' Committee. If the Merger is not consummated for any reason and we decide to prosecute a standalone plan of reorganization on similar terms to those set forth in the Plan, including in particular the extinguishment of all equity interests in DH and, as a result, we and our subsidiaries cease to be subsidiaries of Dynegy, there could be an adverse impact on each of DH and Dynegy. Specifically, such an occurrence may constitute a “Change of Control” as such term is defined in the Credit Agreements. A Change of Control is an “Event of Default” under the Credit Agreements and, as a result, amounts outstanding under the Credit Agreements may be declared immediately due and payable. This could have a negative impact on our financial condition and future operations if we are unable to timely obtain waivers under or refinance the Credit Agreements on reasonable terms, and recoveries to holders of claims against DH may be negatively impacted. If the Effective Date does not occur, it may become necessary to amend the Plan to provide alternative treatment of claims and equity interests. There can be no assurance that any such alternative treatment would be on terms as favorable to the holders of claims and equity interests as the treatment provided under the Plan. If any modifications to the Plan are material, it would be necessary to re-solicit votes from holders of claims and equity interests adversely affected by the modifications with respect to such amended Plan.

Upon effectiveness of the Merger, the investments of our noteholders and other creditors will be subject to any liabilities of Dynegy as a result of our merger with and into Dynegy.

There are significant risks associated with mergers.  Our counterpart to the Merger, Dynegy Inc,, is subject to its own set of liabilities, as well as claims with respect to the Dynegy Chapter 11 Case (other than those discharged in bankruptcy).  The investments of our noteholders and other creditors will be subject to the liability of, and claims against, Dynegy upon the effectiveness of the Merger.

Dynegy's (and our) ability to use our federal net operating losses or alternative minimum tax credits to offset its future taxable income may be further limited under sections 382 and 383 of the Internal Revenue Code and as a result of our having recognized certain cancellation of indebtedness income.
Dynegy's (and our) ability to use previously incurred federal net operating loss carryforwards (“NOLs”) and alternative minimum tax credit carryforwards (“AMT Credits”), which, respectively, have a maximum balance of $1,419 million ($1,228 million with respect to us and our affiliates) and $271 million at December 31, 2011, will likely be limited or modified on the Effective Date as a result of section 382 of the Internal Revenue Code and at the close of Dynegy's taxable year after the Effective Date as a result of cancellation of indebtedness income (“COD Income”). In addition, Dynegy (and we) had an Ownership Change (as defined below) in the second quarter of 2012 and thus its (and our) ability to utilize its federal NOLs and AMT Credits that existed at the time of the Ownership Change will be significantly limited (in an amount yet to be determined).
Under Internal Revenue Code sections 382 and 383, if a corporation or a consolidated group of corporations with NOLs (a “loss corporation”) undergoes an “ownership change,” the loss corporation's use of its pre-change NOLs, AMT Credits, and certain other tax attributes generally will be subject to an annual limitation in the post-change period. In general, an ownership change occurs if the percentage of the value of the loss corporation's stock owned by one or more direct or indirect “five percent shareholders” increases by more than fifty percentage points over the lowest percentage of value owned by the five percent shareholders at any time during the applicable testing period (an “Ownership Change”).

Notwithstanding that the use of the NOLs and AMT Credits existing at the time of this Ownership Change will be limited, such tax attributes continue to exist after such Ownership Change and, as a result of COD Income resulting on the Effective Date, such tax attributes held at DH will be reduced or eliminated prior to the reduction of tax attributes held by entities other than DH or produced after the Ownership Change. Because the use of these tax attributes existing at the time of the Ownership Change has been limited and these tax attributes are expected to be reduced or eliminated as a result of COD Income, the impact of a further Ownership Change on the Effective Date should not have a significant impact on Dynegy's (and our) use of these tax attributes. Dynegy (and we) produced additional NOLs after the Ownership Change in the second quarter of 2012 and prior to the Effective Date. The use of these additional NOLs will not be limited by the Ownership Change in the second quarter of 2012, but may be limited by a further Ownership Change on the Effective Date.

Restrictive covenants may adversely affect operations.

The DMG and DPC Credit Agreements contain various covenants that limit DMG or DPC’s ability to, among other things:

•	incur or guarantee additional indebtedness ;

•	pay dividends repurchase or redeem stock or make investments in certain entities

•	enter into related party transactions;

•	create certain liens;

•	enter into sale and leaseback transactions;

•	enter into agreements which limit the ability of such subsidiaries to make dividends or otherwise transfer cash or assets to us, Dynegy or certain other subsidiaries

•	create unrestricted subsidiaries;

•	impair the security interests;

•	issue certain capital stock;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and

•	sell and acquire assets.

These restrictions may affect the ability of DMG, DPC, Dynegy or us to operate our respective businesses, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of their current businesses, including restricting their ability to finance future operations and capital needs and limiting their ability to engage in other business activities.

DPC and DMG receive significant services from certain of Dynegy's and our other subsidiaries and the loss of such services, as a result of any of such subsidiaries becoming the subject of a voluntary or involuntary bankruptcy case or otherwise, may have a material adverse impact on the Gas and Coal segments' business, financial condition, and results of operations.
The Gas and Coal segments receive significant services from certain of our subsidiaries, including, among others, cash management and energy management services. If the provision of these services were to be delayed, interrupted or otherwise halted for any reason, including if any of our subsidiaries that provide such services become the subject of a voluntary or involuntary bankruptcy case, this may have a material adverse impact on the Gas and Coal segments' businesses, financial condition, and results of operations. A replacement supplier of these services may not be found within a reasonable time (or at all) and/or on economic terms that are commercially reasonable.

Item 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All of our outstanding equity securities are held by our parent, Dynegy. There is no established trading market for such securities and they are not traded on any exchange.

Item 3—DEFAULTS UPON SENIOR SECURITIES

The filing of the DH Chapter 11 Cases constitutes or may constitute an event of default or otherwise triggers or may trigger repayment obligations under the express terms of certain instruments and agreements relating to direct financial obligations of certain of the DH Debtor Entities or obligations under off-balance sheet arrangements (the “Debt Documents”).  As a result of such an event of default or triggering event, all obligations under the Debt Documents, by the terms of the Debt Documents, have or may become due and payable, subject to the provisions of the Bankruptcy Code.  The DH Debtor Entities believe that any efforts to enforce such payment obligations against the DH Debtor Entities under the Debt Documents are stayed as a result of the filing of the DH Chapter 11 Cases in the Bankruptcy Court.  The material Debt Documents, and the approximate principal amount of debt currently outstanding thereunder, include the following:

•
Our (i) 8.75% senior unsecured notes due on February 15, 2012, (ii) 7.5% senior unsecured notes due on June 1, 2015, (iii) 8.375% senior unsecured notes due on May 1, 2016, (iv) 7.75% senior unsecured notes due on June 1, 2019, (v) 7.125% senior debentures due May 15, 2018 and (vi) 7.625% senior debentures due October 15, 2026, issued under the Indenture dated September 26, 1996, as amended and restated as of March 14, 2001, and under the First through Sixth Supplemental Indentures thereto, between us and Wilmington Trust Company (as successor to JP Morgan Chase Bank, N .A., successor to Bank One Trust Company, National Association), as trustee, in the outstanding aggregate principal amount of $3.37 billion.

•
Our Subordinated Capital Income Securities issued under the Indenture dated May 28, 1997, between NGC Corporation (a predecessor of the Company) and the First National Bank of Chicago, as trustee, as amended and restated, in the outstanding aggregate principal amount of $200 million.

•	Our $1.25 billion promissory note to our subsidiary, Dynegy Gas Investments, LLC, payable on September 1, 2027.

•
Our $26 million cash collateralized letter of credit facility between us and Credit Suisse AG, Cayman Islands Branch, which is collateralized by an account maintained by Bank of New York Mellon holding the sum of $27 million.

•
Roseton and Danskammer’s sale-leaseback arrangements under which the rent payments paid by each of them are assigned to an indenture trustee for the respective facility.  The indenture trustee then pays a portion of those payments to each of two pass-through trusts, and such pass-through trusts pay these amounts to holders of certificates in the pass-through trusts.  The current total outstanding principal of the certificates is approximately $550 million.

Item 6—EXHIBITS

The following documents are included as exhibits to this Form 10-Q:

Exhibit Number	Description
2.1
Membership Interest Purchase Agreement by and between Dynegy Gas Investments, LLC and Dynegy Inc. dated September 1, 2011 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Holdings, LLC filed on September 8, 2011, File No. 000-29311).

2.2
Undertaking Agreement by and between Dynegy Gas Investments, LLC and Dynegy Inc. dated September 1, 2011 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Dynegy Holdings, LLC filed on September 8, 2011, File No. 000-29311).

2.3
Amended and Restated Undertaking Agreement by and between Dynegy Holdings, LLC and Dynegy Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Dynegy Holdings, LLC filed on September 8, 2011, File No. 000-29311).

2.4
Confirmation Order for Dynegy Inc. and Dynegy Holdings, LLC, as entered by the Bankruptcy Court on September 10, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on September 13, 2012, File No. 001-33443).

4.1
Promissory Note by and between Dynegy Holdings, LLC and Dynegy Gas Investments, LLC dated September 1, 2011 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dynegy Holdings, LLC filed on September 8, 2011, File No. 000-29311).

4.2
Third Supplemental Indenture, dated as of September 9, 2011, among Sithe/Independence Funding Corporation, Sithe/Independence Power Partners, L.P. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on September 12, 2011, File No. 001-33443).

10.1
Fourth Amendment to the Dynegy Inc. Executive Severance Pay Plan, dated as of August 8, 2011 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Dynegy Inc. filed on November 14, 2011, File No. 001-33443).

10.2
Employment Agreement between Dynegy Inc. and Catherine Callaway dated September 16, 2011(incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Dynegy Inc. filed on November 14, 2011, File No. 001-33443).

10.3
Non-Qualified Stock Option Award Agreement between Dynegy Inc. and Carolyn Burke dated August 30, (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Dynegy Inc. filed on November 14, 2011, File No. 001-33443).

10.4
Non-Qualified Stock Option Award Agreement between Dynegy Inc. and Catherine Callaway dated September 26, 2011 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Dynegy Inc. filed on November 14, 2011, File No. 001-33443).

10.5
Assignment Agreement by and among Dynegy Gas Investments, LLC, Dynegy Holdings, LLC and Dynegy Inc. dated September 1, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Holdings, LLC filed on September 8, 2011, File No. 000-29311).

10.6
Restructuring Support Agreement, dated November 7, 2011, among Dynegy Inc., Dynegy Holdings, LLC and certain beneficial holders of notes issued by Dynegy Holdings, LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on November 8, 2011, File No. 001-33443).

10.7
First Amendment to the Restructuring Support Agreement, dated December 9, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings,  LLC filed on December 9, 2011, File No. 001-33443).

10.8
Second Amendment to the Restructuring Support Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings,  LLC filed on December 20, 2011, File No. 001-33443).

10.9
Amended and Restated Restructuring Support Agreement, dated December 26, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings,  LLC filed on December 27, 2011, File No. 001-33443).

10.10
Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated December 1, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 2, 2011, File No. 001-33443).

10.11
Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated January 19, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on January 23, 2012, File No. 001-33443).

10.12
Second Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated March 6, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on March 7, 2012, File No. 001-33443).

10.13
Description of the Plan Secured Notes, as Exhibit C to the Plan of Reorganization, dated December 23, 2011 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 27, 2011, File No. 001-33443).

10.14
Description of the Plan Secured Notes, as Exhibit C to the Amended Plan of Reorganization, dated January 19, 2012 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on January 23, 2012, File No. 001-33443).

10.15
Description of the Plan Secured Notes, as Exhibit C to the Second Amended Plan of Reorganization, dated March 6, 2012 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on March 7, 2011, File No. 001-33443).

10.16
Certificate of Designation for the Plan Preferred Stock, as Exhibit D to the Plan of Reorganization dated December 23, 2011 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 27, 2011, File No. 001-33443).

10.17
Certificate of Designation for the Plan Preferred Stock, as Exhibit D to the Second Amended Plan of Reorganization, dated March 6, 2012 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on March 7, 2012, File No. 001-33443).

10.18
Disclosure Statement Related to the Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC Proposed by Dynegy Holdings, LLC and Dynegy Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 2, 2011, File No. 001-33443).

10.19
Disclosure Statement Related to the Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC Proposed by Dynegy Holdings, LLC and Dynegy Inc., dated January 19, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on January 23, 2012, File No. 001-33443).

10.20
Disclosure Statement Related to the Second Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC Proposed by Dynegy Holdings, LLC and Dynegy Inc., dated March 6, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on March 7, 2012, File No. 001-33443).

10.21
Dynegy Inc., Dynegy Holdings, LLC and certain of its affiliates and subsidiaries and Resources Capital Management Corporation and certain of its affiliates and subsidiaries Binding Term Sheet, dated December 13, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 14, 2011, File No. 001-33443).

10.22
Settlement Agreement, dated May 1, 2012, among Dynegy Inc., Dynegy Holdings, LLC and certain of its subsidiaries and certain beneficial owners of a portion of Dynegy Holdings, LLC's outstanding senior notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on May 2, 2012, File No. 0001-33443).

10.23
Amended and Restated Settlement Agreement, dated May 30, 2012, among Dynegy Inc., Dynegy Holdings, LLC and certain of its subsidiaries and certain beneficial owners of a portion of Dynegy Holdings, LLC's outstanding senior notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on May 31, 2012, File No. 001-33443).

10.24
Contribution and Assignment Agreement by and between Dynegy Inc. and Dynegy Holdings, LLC, dated June 5, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 11, 2012, File No. 001-33443).

10.25
Assignment Agreement by and between Dynegy Inc. and Dynegy Operating Company, dated July 5, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. on July 10, 2012, File No. 001-33443).

10.26
Third Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated June 8, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 11, 2012, File No. 001-33443).

10.27
Disclosure Statement related to the Third Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated June 8, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 11, 2012, File No. 001-33443).

10.28
Modified Third Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated June 18, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 19, 2012, File No. 001-33443).

10.29
Disclosure Statement related to the Modified Third Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated June 18, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 19, 2012, File No. 001-33443).

10.30
Joint Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC and Dynegy Inc. proposed by Dynegy Holdings, LLC and Dynegy Inc., dated July 12, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on July 13, 2012, File No. 001-33443).

10.31
Disclosure Statement related to the Joint Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC and Dynegy Inc. proposed by Dynegy Holdings, LLC and Dynegy Inc., dated July 12, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on July 13, 2012, File No. 001-33443).

10.32
First Amendment to the Amended Plan Support Agreement, dated July 31, 2012, among Dynegy Inc., Dynegy Holdings, LLC and certain of its subsidiaries and certain beneficial owners of a portion of Dynegy Holdings, LLC's outstanding senior notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for Dynegy Inc. and Dynegy Holdings, LLC filed on August 1, 2012, File No. 001-33443).

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

DYNEGY HOLDINGS, LLC

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEGY HOLDINGS, LLC

Date: September 17, 2012	By:	/s/ CLINT C. FREELAND
Clint C. Freeland Executive Vice President and Chief Financial Officer