Form 10-K
period 2011-12-31
DYNEGY HOLDINGS, LLC
filed 2012-09-18
CIK 1105055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

DYNEGY HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Entity	Commission File Number	State of Incorporation	I.R.S. Employer Identification No.
Dynegy Holdings, LLC	000-29311	Delaware	94-3248415
601 Travis, Suite 1400 Houston, Texas (Address of principal executive offices)			77002 (Zip Code)
(713) 507-6400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	-
Securities registered pursuant to Section12(g) of the Act:

None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to

1

file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All of the registrant’s outstanding membership interests are owned directly by Dynegy Inc.
DOCUMENTS INCORPORATED BY REFERENCE
None

2

EXPLANATORY NOTE

As explained herein, on November 7, 2011, we and four of our wholly owned subsidiaries, Dynegy Northeast Generation, Inc. (“Dynegy Northeast Generation”), Hudson Power, L.L.C. (“Hudson”), Dynegy Danskammer, L.L.C. (“Danskammer”) and Dynegy Roseton, L.L.C. (“Roseton”, and together with us, DNE, Hudson and Danskammer, the “DH Debtor Entities”) filed voluntary petitions (the “DH Chapter 11 Cases”) for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York, Poughkeepsie Division (the "Bankruptcy Court"). Since filing the DH Chapter 11 Cases, we have not filed our quarterly reports on Form 10-Q or our annual report on Form 10-K with the SEC. On the filing date hereof, we are simultaneously filing our quarterly report for the third quarter of 2011, our annual report for the year ended December 31, 2011, and our quarterly reports for the first and second quarters of 2012. In each of these reports, in a note to the financial statements, we have disclosed recent material developments with respect to our business, including with respect to the DH Chapter 11 Cases and other legal proceedings, in each case, as of the date of the filing of such reports. In this report, please see Note 3—Chapter 11 Cases for a discussion of these developments. Further, additional disclosures regarding such developments can be found throughout each of these reports. For recent information regarding our financial condition and results of operations, please read our quarterly report on Form 10-Q for the second quarter of 2012.

i

DYNEGY HOLDINGS, LLC
FORM 10-K

ii

PART I
DEFINITIONS
Unless the context indicates otherwise, throughout this report, the terms "DH," "the Company," "we," "us," "our" and "ours" are used to refer to Dynegy Holdings, LLC and its direct and indirect subsidiaries as presented in our consolidated financial statements, unless the context clearly indicates otherwise. The term “Dynegy” refers to our parent company, Dynegy Inc., unless the context clearly indicates otherwise.
As used in this Form 10-K, the abbreviations listed below have the following meanings:

AMT	Alternative Minimum Tax
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BACT	Best Available Control Technology (air)
BART	Best Available Retrofit Technology
BTA	Best technology available (water intake)
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	The California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CFTC	U.S. Commodity Futures Trading Commission
CSAPR	Cross State Air Pollution Rule
CAVR	The Clean Air Visibility Rule
CCR	Coal Combustion Residuals
CERCLA	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CO2	Carbon dioxide
CO2e	The climate change potential of other GHGs relative to the global warming potential of CO2
CPUC	California Public Utility Commission
CRM	Our former customer risk management business segment
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
DCIH	Dynegy Coal Intermediate Holdings, LLC
DGIN	Dynegy Gas Investments, LLC
DH	Dynegy Holdings, LLC (formerly known as Dynegy Holdings Inc.)
DH Debtor Entities	DH, Dynegy Northeast Generation, Inc., Hudson Power, L.L.C., Dynegy Danskammer, L.L.C. and Dynegy Roseton, L.L.C.
DMG	Dynegy Midwest Generation, LLC
DMSLP	Dynegy Midstream Services L.P.
DMT	Dynegy Marketing and Trade, LLC
DPC	Dynegy Power, LLC
DYPM	Dynegy Power Marketing Inc.
EGU	Electric generating unit
EPA	United States Environmental Protection Agency
ERISA	The Employee Retirement Income Security Act of 1974, as amended
EWG	Exempt Wholesale Generator

FASB	Financial Accounting Standards Board
FCM	Forward Capacity Market
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles of the United States of America
GEN Finance	Dynegy Gen Finance Company, LLC
GHG	Greenhouse gas
HAPs	Hazardous air pollutants, as defined by the Clean Air Act
ICAP	Installed capacity
IMA	In-Market Availability
IRS	Internal Revenue Service
ISO	Independent System Operator
ISO-NE	Independent System Operator—New England
LMP	Locational Marginal Pricing
LPG	Liquefied petroleum gas
MACT	Maximum achievable control technology
MGGA	Midwest Greenhouse Gas Accord
MGGRP	Midwestern Greenhouse Gas Reduction Program
MISO	Midwest Independent Transmission System Operator
MMBtu	Millions of British thermal units
MRTU	Market Redesign and Technology Update
MW	Megawatts
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NGX	Natural Gas Exchange Inc.
NOL	Net operating loss
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRG	NRG Energy, Inc.
NSPS	New Source Performance Standard
NYISO	New York Independent System Operator
NYSDEC	New York State Department of Environmental Conservation
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
OTC	Over-the-counter
PJM	PJM Interconnection, LLC
PPEA	Plum Point Energy Associates
PPEA Holding	Plum Point Energy Associates Holding Company, LLC
PRB	Powder River Basin
PSD	Prevention of Significant Deterioration
PURPA	The Public Utility Regulatory Policies Act of 1978
PY	Planning Year
QF	Qualifying Facility
RACT	Reasonably Available Control Technology
RCRA	The Resource Conservation and Recovery Act of 1976, as amended

RFO	Request for offer
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must Run
RPM	Reliability Pricing Model
RTO	Regional Transmission Organization
SCEA	Sandy Creek Energy Associates, LP
SEC	U.S. Securities and Exchange Commission
SCR	Selective Catalytic Reduction
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPDES	State Pollutant Discharge Elimination System
VaR	Value at Risk
VIE	Variable Interest Entity
VLGC	Very large gas carrier
WCI	Western Climate Initiative
WECC	Western Electricity Coordinating Council

Item 1.    Business
THE COMPANY
We are a holding company and conduct substantially all of our business operations through our subsidiaries. Our primary business is the production and sale of electric energy, capacity and ancillary services from our fleet of ten operating power plants in six states totaling approximately 8,464 MW of generating capacity, as of December 31, 2011. Effective September 1, 2011, we transferred our Coal segment, which included approximately 3,100 MW, to our parent, Dynegy On June 5, 2012, the effective date of the Settlement Agreement (as defined and discussed below in Note 3 to our financial statements), we reacquired the Coal segment. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement and Note 27—Subsequent Events for further discussion.
We are a wholly-owned subsidiary of Dynegy, which began operations in 1984 and became incorporated in the State of Delaware in 2007. Our principal executive office is located at 601 Travis Street, Suite 1400, Houston, Texas 77002, and our telephone number at that office is (713) 507-6400.
We file annual, quarterly and current reports, and other information with the SEC. You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the SEC's Public Reference Room. Our SEC filings are also available to the public at the SEC's web site at www.sec.gov. No information from such web site is incorporated by reference herein. Our SEC filings are also available free of charge on Dynegy's web site at www.dynegy.com, as soon as reasonably practicable after those reports are filed with or furnished to the SEC. The contents of that website are not intended to be, and should not be considered to be, incorporated by reference into this Form 10-K.
We sell electric energy, capacity and ancillary services on a wholesale basis from our power generation facilities. Energy is the actual output of electricity and is measured in MWh. The capacity of a power generation facility is its electricity production capability, measured in MW. Wholesale electricity customers will, for reliability reasons and to meet regulatory requirements, contract for rights to capacity from generating units. Ancillary services are the products of a power generation facility that support the transmission grid operation, follow real-time changes in load and provide emergency reserves for major changes to the balance of generation and load. We sell these products individually or in combination to our customers under short-, medium- and long-term agreements and hedging arrangements.
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
Our Power Generation Portfolio
Our operating generating facilities at December 31, 2011 are as follows:

Facility	Total Net Generating Capacity (MW)(1)	Primary Fuel Type	Dispatch Type	Location	Region
Moss Landing Units 1-2	1,020	Gas	Intermediate	Monterey County, CA	CAISO
Units 6-7	1,509	Gas	Peaking	Monterey County, CA	CAISO
Kendall	1,200	Gas	Intermediate	Minooka, IL	PJM
Ontelaunee	580	Gas	Intermediate	Ontelaunee Township, PA	PJM
Morro Bay(2)	650	Gas	Peaking	Morro Bay, CA	CAISO
Oakland	165	Oil	Peaking	Oakland, CA	CAISO
Casco Bay	540	Gas	Intermediate	Veazie, ME	ISO-NE
Independence	1,064	Gas	Intermediate	Scriba, NY	NYISO
Black Mountain(3)	43	Gas	Baseload	Las Vegas, NV	WECC
Total Gas Segment	6,771
Danskammer Units 1-2	123	Gas/Oil	Peaking	Newburgh, NY	NYISO
Units 3-4	370	Coal/Gas	Baseload	Newburgh, NY	NYISO
Roseton(4)	1,200	Gas/Oil	Peaking	Newburgh, NY	NYISO
Total DNE Segment	1,693
Total Fleet Capacity	8,464
_______________________________________________________________________________

(1)	Unit capabilities are based on winter capacity.
(2) Represents Units 3 and 4 generating capacity. Units 1 and 2, with a combined net generating capacity of 352 MW, are currently in mothball status and out of operation.
(3) We indirectly own a 50 percent interest in this facility. Total output capacity of this facility is 85 MW.
(4) The Roseton facility and Units 3 and 4 of the Danskammer facility were leased by the Company. Please read Note 3—Chapter 11 Cases for further discussion.
On June 5, 2012, the effective date of the Settlement Agreement, we reacquired the Coal segment constituting 3,132 MW. Please read Note 3—Chapter 11 Cases for further discussion.
Business Strategy
Our business strategy is to create value through the safe, reliable and cost-efficient operation of our power generation assets. During 2011, we completed the Reorganization (as defined and discussed below) to better align our business around our and Dynegy's generation assets and to more aggressively drive both financial and operational efficiencies across the Company. We manage our generation assets by fuel type with three primary reportable segments: (i) the Coal segment ("Coal"), (ii) the Gas segment ("Gas") and (iii) the Dynegy Northeast Segment ("DNE"). As further described below, we transferred the Coal segment to our parent, Dynegy, effective September 1, 2011 and subsequently transferred from Dynegy back to us, effective June 5, 2012. Please read Note 3—Chapter 11 Cases for further discussion.
There are four primary elements to our strategy:

•	Operational Excellence—Operating our power plants in a safe, reliable, and environmentally compliant manner with a particular focus on increasing cash flow and optimizing availability;

•
Commercial Execution—Optimizing the commercial results of the assets through proactive management of our power, fuel, capacity, and ancillary service positions with short-, medium-, and long-term agreements and hedging arrangements;

•	Corporate and Organizational Support—Maximizing organizational effectiveness and efficiency through continuous business process improvements, operational enhancements, and cost management; and

•	Capital Structure Management—Creating a sustainable and flexible capital structure with diversified liquidity sources to efficiently support our commercial activities.
Operational Excellence.    We operate a portfolio of generation assets that is diversified in terms of dispatch profile, fuel type and geography. Our Coal segment, which was transferred on September 1, 2011 to Dynegy Inc, is primarily a fleet of baseload coal facilities, located in Illinois, that dispatch around the clock throughout the year. Our Gas segment operates both intermediate and peaking natural gas plants, located in the Midwest, Northeast and California. The intermediate gas plants tend to be dispatched during periods of elevated electricity demand because their operational flexibility enables them to respond quickly to changes in market conditions. In addition to generating power, these assets also generate capacity revenues through structured markets or bilateral tolling agreements, as local utilities and ISOs seek to ensure sufficient generation capacity is available to meet future market demands. Peaking facilities are generally dispatched to serve load only during the highest periods of power demand, such as hot summer and cold winter days. In addition to the peaking plants within our Gas segment, our DNE segment manages three peaking units as well as two coal-fired generation units in New York.
We have historically achieved strong plant operations and are committed to operating all of our facilities in a safe, reliable, cost-efficient and environmentally compliant manner. We have dedicated significant resources toward these priorities with approximately $1 billion invested over the past several years in our Coal segment for environmental compliance initiatives to meet contractual obligations and state and federal environmental standards. In addition, we continue to invest approximately $90 million annually across all segments to maintain and improve the safety, reliability, and efficiency of the fleet. The above described reorganization of our segments by fuel type helps facilitate and realize best operating practices across the respective portfolios, leading to additional cost efficiencies and improved operating practices.
Commercial Execution.    Our commercial strategy seeks to optimize the value of our assets by locking in near-term cash flow while preserving the ability to capture higher values longer-term as power markets improve. We seek to capture both intrinsic as well as extrinsic value of the coal and gas portfolios. Intrinsic value is represented by cash flow generated from selling power at market prices; extrinsic value is represented by characteristics of our fleet that can generate incremental economics due to market volatility, differences in counterparties' views of forward prices and other market conditions. In order to execute our commercial strategy, we utilize a wide range of products and contracts such as tolling agreements, fuel supply contracts, capacity auctions, bilateral capacity contracts, power and natural gas swap agreements, power and natural gas options and other financial instruments.
Power prices have fallen significantly over the past few years primarily as a result of the decline in natural gas prices and a weakened national economy. Despite these near-term dynamics, we continue to believe that, over the longer-term, power demand and power pricing will improve as the economy rebounds, marginal generating units retire, and more stringent environmental regulations force the retirement of power generation units that have not invested in environmental upgrades. As a result, we believe our coal-fired baseload fleet, with its environmental upgrades, is positioned to benefit from higher power prices in the Midwest. We also believe these same factors will benefit our combined cycle units through increased run-times and higher power prices as heat rates expand resulting in improved margins and cash flows.
We volumetrically hedge the expected output from our facilities over a rolling one- to three-year time frame with the goal of stabilizing near-term earnings and cash flow while preserving upside potential should commodity prices or market factors improve. We manage our hedging program within the limits of our available liquidity sources. These sources include cash, letter of credit capacity, and the recently reinstituted first lien collateral structure with select counterparties, which have provided substantially more liquidity. We expect to broaden the use of this collateral structure to include additional counterparties in the future. While this initiative provides an alternative source of liquidity support, it also removes significant liquidity risk as fluctuations in commodity prices no longer impact cash balances and letter of credit availability. As a result, we have the ability to execute more sizeable and longer-term hedges when market opportunities arise.
Capital Structure Management.    The power industry is a cyclical commodity business with significant price volatility and considerable capital investment requirements. As such, it is imperative to build and maintain a balance sheet characterized by manageable debt levels and a multi-faceted liquidity program. We have undertaken to restructure our long-term debt and lease obligations through the DH Chapter 11 Cases. We anticipate that the Debtor Entities (as defined below) will emerge from bankruptcy during 2012 having achieved a more sustainable leverage profile that provides sufficient flexibility to manage and grow the business throughout the commodity cycle. We are also focused on building a more diverse liquidity program to support our ongoing operations and commercial activities. In addition to our existing cash balances and letter of credit facilities, we are actively pursuing additional liquidity including the expansion of our first lien collateral program with additional hedging counterparties and other options that add liquidity for general corporate purposes to ensure that we have the financial resources to deliver on all of our strategic initiatives.
Reorganization
In August 2011, our parent, Dynegy, completed an internal reorganization of its subsidiaries, including us (the "Reorganization"), as a result of which (i) substantially all of the coal-fired power generation facilities are held by Dynegy Midwest Generation, LLC ("DMG"), (ii) substantially all of the natural gas-fired power generation facilities are held by Dynegy Power, LLC ("DPC"), an indirect wholly-owned subsidiary of the Company and (iii) we hold 100 percent of the ownership interests in Dynegy Northeast Generation, the entity that indirectly holds the equity interests in the subsidiaries that operate the Roseton and Danskammer power generation facilities, including the leased units. As a result of the Reorganization, DPC owns a portfolio of eight primarily natural gas-fired intermediate (combined cycle) and peaking (combustion and steam turbines) power generation facilities diversified across the West, Midwest and Northeast regions of the United States, totaling 6,771 MW of generating capacity. DMG owns a portfolio of six primarily coal-fired baseload power generation facilities located in the Midwest, totaling 3,132 MW of generating capacity.
The DPC and DMG asset portfolios were designed to (i) leverage best practices across our fleet and (ii) be separately financeable and bankruptcy remote. On August 5, 2011, DPC and its parent Dynegy Gas Investments Holdings, LLC ("DGIH"), each an indirect subsidiary of the Company, entered into a $1.1 billion, five-year senior secured term loan facility (the "DPC Credit Agreement"). The same day, DMG and its parent Dynegy Coal Investments Holdings, LLC, each then also an indirect subsidiary of the Company, entered into a $600 million, five-year senior secured term loan facility (the "DMG Credit Agreement" and together with the DPC Credit Agreement, the "Credit Agreements"). Proceeds from these Credit Agreements enabled us to repay our outstanding indebtedness under the Company's Fifth Amended and Restated Credit Agreement and Sithe Senior Notes, and are available to DPC and DMG to be used for general working capital and general corporate purposes. Please read Note 20—Debt—DMG Credit Agreement and —DPC Credit Agreement for further discussion of the Credit Agreements. Our remaining assets (including our leasehold interests in the Danskammer and Roseton facilities) are not a part of either DPC or DMG. Effective September 1, 2011, we transferred our Coal segment (including DMG) to Dynegy. Please read Note 3—Chapter 11 Cases for further discussion.
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
DMG Transfer.    On September 1, 2011, Dynegy and Dynegy Gas Investments, LLC ("DGIN"), a wholly-owned subsidiary, entered into a Membership Interest Purchase Agreement whereby DGIN transferred 100 percent of its outstanding membership interests of Dynegy Coal Holdco, LLC ("Coal Holdco") which, through DMG, owns the majority of our and our affiliates' portfolio of primarily coal-fired generation facilities, to Dynegy (the "DMG Transfer"). In exchange for Coal Holdco, Dynegy agreed to make certain specified payments (aggregating approximately $2.1 billion through October 15, 2026) to DGIN over time which coincide in timing and amount to the payments of principal and interest that we were obligated to make with respect to a portion of certain of our senior notes (the "Undertaking Agreement"). DGIN assigned its rights to receive payments under the Undertaking Agreement to us in exchange for a promissory note (the "Promissory Note") in the amount of $1.25 billion that matures in 2027 (the "Assignment"). As a condition to Dynegy's consent to the Assignment, the Undertaking Agreement was amended and restated to be between us and Dynegy and to provide for the reduction of Dynegy's obligations if the outstanding principal amount of the senior notes decreases as a result of any exchange offer, tender offer or other purchase or repayment by Dynegy or its subsidiaries (other than us and our subsidiaries, unless Dynegy guarantees our or our subsidiaries' debt securities in connection with such exchange offer, tender offer or other purchase or repayment); provided that such principal amount is retired, cancelled or otherwise forgiven. On June 5, 2012, the effective date of the Settlement Agreement, we reacquired Coal Holdco. At such time the Undertaking Agreement and Promissory Note were terminated with no further obligations thereunder. For further discussion, please read Note 21—Related Party Transactions—DMG Transfer and Undertaking Agreement and Note 3—Chapter 11 Cases.
Chapter 11 Cases
On November 7, 2011, the DH Debtor Entities filed the DH Chapter 11 Cases. The DH Chapter 11 Cases were assigned to the Honorable Cecelia G. Morris and are being jointly administered for procedural purposes only. On July 6, 2012, Dynegy filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the "Dynegy Chapter 11 Case," and together with the DH Chapter 11 Cases, the “Chapter 11 Cases”). The Dynegy Chapter 11 Case was also assigned to the Honorable Cecilia G. Morris, but it is being separately administered under the caption In re: Dynegy, Case No. 12-36728. Only the DH Debtor Entities and our parent Dynegy (collectively, the "Debtor Entities") filed voluntary petitions for relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder. Consequently, they continue to operate their business in the ordinary course. The Debtor Entities remain in possession of their property and continue to operate their business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Dynegy Chapter 11 Case is a necessary step to facilitate the restructuring contemplated by the plan of reorganization, the amended and restated settlement agreement (the "Settlement Agreement") and the amended and restated plan support agreement (the "Plan Support Agreement") (as each described in Note 3—Chapter 11 Cases), including the planned merger of DH with and into Dynegy (the “Merger”).

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
On August 27, 2012, the results of the vote on the Plan were filed with the Bankruptcy Court, with creditors holding over $3.5 billion of claims, or more than 99% of the value of the claims that voted, approving the Plan (this reflects approximately 87% of the number of creditors who voted). Further, Dynegy announced that the Consenting Senior Noteholders, the Lease Trustee and the Creditors' Committee selected the initial directors to be appointed to Dynegy's Board. At a hearing on September 5, 2012, the Bankruptcy Court found that DH and Dynegy had met all the Plan confirmation requirements under the Bankruptcy Code. Accordingly, on September 10, 2012, the Bankruptcy Court entered its order confirming the Plan (the "Confirmation Order"). For detailed information on the Chapter 11 Cases including the plan of reorganization, Settlement Agreement and Plan Support Agreement and the related accounting impacts please read Note 3—Chapter 11 Cases.
MARKET DISCUSSION
Our business operations are focused primarily on the wholesale power generation sector of the energy industry. During 2011, we reorganized and manage and report the results of our power generation business based on fuel type with three segments on a consolidated basis: (i) Coal, (ii) Gas and (iii) DNE. As further described below, we transferred the Coal segment to our parent, Dynegy, effective September 1, 2011 and subsequently reacquired the Coal segment from Dynegy, effective June 5, 2012. Please read Note 3—Chapter 11 Cases for further discussion.
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
Separately, RTOs and ISOs administer the transmission infrastructure and markets across a regional footprint in most of the markets in which we operate. They are responsible for dispatching all generation facilities in their respective footprints and are responsible for both maximum utilization and reliable and efficient operation of the transmission system. RTOs and ISOs administer energy and ancillary service markets in the short term, usually day ahead and real-time markets. Several RTOs and ISOs also ensure long-term planning reserves through monthly, semi-annual, annual and multi-year capacity markets. The RTOs and ISOs that oversee most of the wholesale power markets in which we operate currently impose, and will likely continue to impose, both bid and price limits. They may also enforce caps and other mechanisms to guard against the exercise of market dominance in these markets. NERC regions and RTOs/ISOs often have different geographic footprints, and while there may be geographic overlap between NERC regions and RTOs/ISOs, their respective roles and responsibilities do not generally overlap.
In RTO and ISO regions with centrally dispatched market structures, all generators selling into the centralized market receive the same price for energy sold based on the bid price associated with the production of the last MWh that is needed to balance supply with demand within a designated zone or at a given location (different zones or locations within the same RTO/ISO may produce different prices respective to other zones within the same RTO/ISO due to losses and congestion). For example, a less efficient and/or less economical natural gas-fired unit may be needed in some hours to meet demand. If this unit's production is required to meet demand on the margin, its bid price will set the market clearing price that will be paid for all dispatched generation in the same zone or location (although the price paid at other zones or locations may vary because of congestion and losses), regardless of the price that any other unit may have offered into the market. In RTO and ISO regions with centrally dispatched market structures and location-based marginal price clearing structures (e.g. PJM, NYISO, MISO, CAISO and ISO-NE), generators will receive the location-based marginal price for their output. The location-based marginal price, absent congestion, would be the marginal price of the most expensive unit needed to meet demand. In regions that are outside the footprint of RTOs/ISOs, prices are determined on a bilateral basis between buyers and sellers.
Market-Based Rates.    Our ability to charge market-based rates for wholesale sales of electricity, as opposed to cost-based rates, is governed by FERC. We have been granted market-based rate authority for wholesale power sales from our EWG facilities, as well as wholesale power sales by our power marketing entities, DYPM and DMT. The Dynegy EWG facilities include all of our facilities except our investment in the Nevada Cogeneration Associates #2 ("Black Mountain") facility. This facility is known as a QF, and has various exemptions from federal regulation and sells electricity directly to purchasers under negotiated and previously approved power purchase agreements.

Our market-based rate authority is predicated on a finding by FERC that our entities with market-based rates do not have market power, and a market power analysis is generally conducted once every three years for each region on a rolling basis (known as the triennial market power review).
The Dodd-Frank Act. The CFTC has regulatory oversight authority over the trading of electricity and gas commodities, including financial products and derivatives, under the Commodity Exchange Act. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, among other things, aims to improve transparency and accountability in derivative markets. The Dodd-Frank Act increases the CFTC's regulatory authority on matters related to over-the-counter derivatives, market clearing, position reporting, and capital requirements. The CFTC continues to work to clarify the scope of the Dodd-Frank Act and issue final rules concerning the definition of a “swap,” define terms associated with central clearing and execution exemption for derivative end-users, margin requirements for transactions and other issues that may affect our over-the-counter derivatives trading. Because there are many details that remain to be addressed in CFTC rulemaking proceedings, at this time we cannot measure the impact to our current operations or collateral requirements.
Coal Segment
Our Coal segment is comprised of four operating coal-fired power generation facilities and two operating natural gas-fired peaker facilities in Illinois with a total generating capacity of 3,132 MW. On November 17, 2011, our parent, Dynegy, permanently retired the 176 MW Vermilion power generation facility. The Coal segment was transferred to our parent effective September 1, 2011. However, we reacquired the Coal segment effective June 5, 2012.
RTO/ISO Discussion
MISO.    The MISO market includes all of Wisconsin and portions of Michigan, Kentucky, Indiana, Illinois, Nebraska, Kansas, Missouri, Iowa, Minnesota, North Dakota, Montana and Manitoba, Canada.
The MISO energy market is designed to ensure that all market participants have open-access to the transmission system on a non-discriminatory basis. MISO, as an independent RTO, maintains functional control over the use of the transmission system to ensure transmission circuits do not exceed their secure operating limits and become overloaded. MISO operates day-ahead and real-time energy markets using a LMP system which calculates a price for every generator and load point within MISO. This market is transparent, allowing generators and load serving entities to see real-time price effects of transmission constraints and the impacts of congestion at each pricing point. MISO administers a centralized capacity market that relies on bilateral transactions for all sales and purchases beyond one month forward and includes a monthly voluntary clearing auction that allows buyers to clear residual capacity requirements.
MISO also administers an FTR market holding monthly and annual auctions. FTRs allow users to manage the cost of transmission congestion (as measured by LMP differentials, between source and sink points on the transmission grid) and corresponding price differentials across the market area.
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
Contracted Capacity and Energy
We commercialize our Coal segment assets through a combination of physical participation in the MISO markets (as described above), bilateral physical and financial power sales, and fuel and capacity contracts.
Reserve Margins
MISO's actual reserve margins tightened during summer 2011 with a record peak load of 103,621 MW on July 20, 2011. The actual average reserve margin for summer 2011 was 22 percent versus a MISO planning reserve margin of 17 percent. In 2010, the actual average reserve margin was 29 percent and the planning reserve margin was 15 percent.
Gas Segment
Our Gas segment is comprised of seven operating natural gas-fired power generation facilities located in California (2), Nevada (1), Illinois (1), Pennsylvania (1), New York (1), and Maine (1), and one fuel-oil fired power generation facility located in California, totaling 6,771 MW of electric generating capacity. Our 309 MW South Bay facility was permanently retired in

2010 and is currently in the process of being decommissioned.
RTO/ISO Discussion
PJM.    The PJM market includes all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. Our Kendall and Ontelaunee facilities, located in Illinois and Pennsylvania, respectively, operate in PJM with an aggregate net generating capacity of 1,780 MW.
PJM administers markets for wholesale electricity and provides transmission planning for the region, utilizing the LMP system described above. PJM operates day-ahead and real-time markets into which generators can bid to provide electricity and ancillary services. PJM also administers markets for capacity. An independent market monitor continually monitors PJM markets for any exercise of market power or improper behavior by any entity. PJM implemented a forward capacity auction, the RPM, which established long-term markets for capacity in 2007. In addition to entering into bilateral capacity transactions, we have participated in RPM base residual auctions through PJM's planning year 2014-2015, which ends May 31, 2015, as well as ongoing incremental auctions to balance positions and offer residual capacity that may become available.
PJM, like MISO, dispatches power plants to meet system energy and reliability needs, and settles physical power deliveries at LMPs. This value is determined by an ISO-administered auction process, which evaluates and selects the least costly supplier offers or bids to create reliable and least-cost dispatch. The ISO-sponsored LMP energy markets consist of two separate and characteristically distinct settlement time frames. The first is a security-constrained, financially firm, day-ahead unit commitment market. The second is a security-constrained, financially-settled, real-time dispatch and balancing market. Prices paid in these LMP energy markets, however, are affected by, among other things, (i) market mitigation measures, which can result in lower prices associated with certain generating units that are mitigated because they are deemed to have the potential to exercise locational market power, and (ii) the existing $1,000/MWh energy market price caps that are in place.
NYISO.    The NYISO market includes virtually the entire state of New York. Capacity pricing is calculated as a function of NYISO's annual required reserve margin, the estimated net cost of "new entrant" generation, estimated peak demand and the actual amount of capacity bid into the market at or below the demand curve. The demand curve mechanism provides for incrementally higher capacity pricing at lower reserve margins, such that "new entrant" economics become attractive as the reserve margin approaches required minimum levels. The intent of the demand curve mechanism is to ensure that existing generation facilities have enough revenue to recover their investment when capacity revenues are coupled with energy and ancillary service revenues. Additionally, the demand curve mechanism is intended to attract new investment in generation when and where that new capacity is needed most. To calculate the price and quantity of installed capacity, three ICAP demand curves are utilized: one for Long Island, one for New York City and one for Statewide (commonly referred to as Rest of State). Our Independence facility operates in the Rest of State market with an aggregate net generating capacity of 1,064 MW.
Due to transmission constraints, energy prices vary across New York and are generally higher in the Southeastern part of New York and in New York City and Long Island. Our Independence facility is located in the Northwestern part of the state.
ISO-NE.    The ISO-NE market includes the six New England states of Vermont, New Hampshire, Massachusetts, Connecticut, Rhode Island and Maine. Much like regional zones in the NYISO, energy prices also vary among the participating states in ISO-NE, and are largely influenced by transmission constraints and fuel supply. ISO-NE implemented a FCM in June 2010, where capacity prices are determined through auctions. Our Casco Bay facility, located in Maine, operates in ISO-NE with an aggregate net generating capacity of 540 MW.
CAISO.    CAISO covers approximately 90 percent of the State of California and operates a centrally cleared market for energy and ancillary services. Energy is priced at each location utilizing the LMP system described above. This market structure was implemented in April of 2009 as part of the MRTU. Currently the CAISO has a mandatory resource adequacy requirement but no centrally-administered capacity market. The Oakland facility has been designated as an RMR unit by the CAISO for 2012. Our Moss Landing, Morro Bay and Oakland facilities operate in CAISO with an aggregate net generating capacity of 3,344 MW.
Contracted Capacity and Energy
PJM.    Our generation assets in PJM are natural gas-fired, combined-cycle, intermediate-dispatch facilities. We commercialize these assets through a combination of bilateral power, fuel and capacity contracts. We commercialize our capacity through either the RPM auction or on a bilateral basis. Our Kendall facility has two tolling agreements, one for 135 MW that expires in March 2012 and one for 85 MW that expires in 2017.
NYISO.    At our Independence facility, 740 MW of capacity is contracted under a capacity sales agreement that runs through 2014. Revenue from this capacity obligation is largely fixed with a variable discount that varies each month based on the applicable LMP. Additionally, we supply steam and up to 44 MW of electric energy from our Independence facility to a third party at a fixed price.
Due to the standard capacity market operated by NYISO and liquid over-the-counter market for NYISO capacity products, we are able to sell substantially all of the Independence facility's remaining uncommitted capacity into the market.
ISO-NE.    Five forward capacity auctions have been held to date with capacity clearing prices ranging from a high of $4.50 kW/month for the 2010/2011 market period to a low of $2.95 kW/month for the 2013/2014 market period. These capacity clearing prices represent the floor price; the actual rate paid to market participants was affected by pro-rationing due to oversupply conditions.
CAISO.    In CAISO, where our assets include intermediate dispatch and peaking facilities, we seek to mitigate spark spread variability through RMR, tolling arrangements and physical and financial bilateral power and fuel contracts. All of the capacity of our Moss Landing Units 6 and 7 are contracted under tolling arrangements through 2013. As previously noted, our Oakland facility operates under an RMR contract.
Black Mountain.    We have a 50 percent indirect ownership interest in the Black Mountain facility, which is a PURPA QF located near Las Vegas, Nevada, in the WECC. Capacity and energy from this facility are sold to Nevada Power Company under a long-term PURPA QF contract that expires in 2023.
Reserve Margins
PJM.    Actual reserve margins are approximately 11 percent above PJM's current required installed reserve margin of 15.5 percent. The reserve margin based on deliverable capacity was 27 percent for Planning Year 2011/12 as compared to 26 percent for Planning Year 2010/11. PJM's required installed reserve margin can change annually and is 15.5 percent for Planning Year 2011/12.
NYISO.    A reserve margin of 16 percent has been accepted by FERC for the New York Control Area for the period beginning May 1, 2012 and ending April 30, 2013, up from the current requirement of 15.5 percent. The actual amount of installed capacity is approximately 14 percent above NYISO's current required margin.
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
The CPUC requires a Resources Adequacy margin of 15 to 17 percent. As of the latest Summer Assessment for 2011, reserve margin was approximately 20.8 percent. Unlike other centrally cleared capacity markets, the CAISO Resource Adequacy market is a bi-laterally traded market.
DNE Segment
Our DNE segment is comprised of the Roseton and Danskammer facilities located in Newburgh, New York, with a total capacity of 1,693 MW. A total of 1,570 MW of generation capacity relates to leased units at the two facilities. In connection with the DH Chapter 11 Cases, the DH Debtor Entities rejected these long-term leases. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements. Please read Note 3—Chapter 11 Cases for further discussion.
Our Roseton and Danskammer facility sites are adjacent and share common resources such as fuel handling, a docking terminal, personnel and certain associated systems.
RTO/ISO Discussion
NYISO.    For a full discussion of the NYISO market, see the "NYISO" section under "Gas—RTO/ISO Discussion" above. Our DNE facilities operate in the Rest of State market. Due to transmission constraints, energy prices vary across New York and are generally higher in the Southeastern part of New York, where our Roseton and Danskammer facilities are located, and in New York City and Long Island.
Contracted Capacity and Energy
We commercialize these assets through a combination of bilateral physical and financial power, fuel and capacity contracts. Due to the standard capacity market operated by NYISO and liquid over-the-counter market for NYISO capacity products, we are able to sell substantially all of the assets' capacity into the market.
Other
Corporate governance roles and functions, which are managed on a consolidated basis, and specialized support functions such as finance, accounting, commercial, risk control, tax, legal, regulatory, human resources, administration and information technology, are allocated to each reportable segment, in accordance with the relevant Service Agreements. Please read Note 21—Related Party Transactions—Service Agreements for further discussion. Corporate interest expense and income taxes are included in Other, as are corporate-related other income and expense items.
ENVIRONMENTAL MATTERS
Our business is subject to extensive federal, state and local laws and regulations governing discharge of materials into the environment. We are committed to operating within these regulations and to conducting our business in an environmentally responsible manner. The environmental, legal and regulatory landscape is subject to change and has become more stringent over time. The process for acquiring or maintaining permits or otherwise complying with applicable rules and regulations may create unprofitable or unfavorable operating conditions or require significant capital and operating expenditures. Any failure to acquire or maintain permits or to otherwise comply with applicable rules and regulations may result in fines and penalties or negatively impact our ability to advance projects in a timely manner, if at all. Further, changing interpretations of existing regulations may subject historical maintenance, repair and replacement activities at our facilities to claims of noncompliance.
Our aggregate expenditures (both capital and operating) for compliance with laws and regulations related to the protection of the environment were approximately $180 million in 2011 compared to approximately $225 million in 2010 and approximately $320 million in 2009. The 2011 expenditures included approximately $150 million for projects related to our Consent Decree (which is defined and discussed below) compared to approximately $200 million for Consent Decree projects in 2010. We estimate that total expenditures in 2012 related to our Coal segment will be approximately $100 million, including approximately $75 million in capital expenditures and $25 million in operating expenditures. In addition, we estimate that total environmental expenditures of the Company, which includes our Gas and DNE segments, will be approximately $10 million in 2012, consisting only of operating expenditures. Changes in environmental regulations or outcomes of litigation and administrative proceedings could result in additional requirements that would necessitate increased future spending and could create adverse operating conditions. Please read Note 23—Commitments and Contingencies for further discussion of this matter.
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
In order to ensure continued compliance with the CAA and related rules and regulations, including ozone-related requirements, we have installed, are in the process of installing, or have plans to install additional emission reduction technology at our Coal segment facilities. Two coal-fired units at our Baldwin facility and the coal-fired unit at our Havana facility have installed and are operating dry flue gas desulphurization systems for the control of SO2 emissions, and electrostatic precipitators and baghouses for the control of particulate emissions. A third unit at Baldwin (Unit 2) currently utilizes an electrostatic precipitator and is scheduled to complete installation of a dry flue gas desulphurization system and baghouse by the end of 2012. Our coal-fired units at the Hennepin facility have electrostatic precipitators and baghouses for the control of particulate matter. The baghouses at our Coal segment facilities also control hazardous air pollutants in particulate form, such as most metals. Activated carbon injection or mercury oxidation systems for the control of mercury emissions have been installed and are operating on approximately 97 percent of our Coal segment's coal-fired capacity, and we will install controls on our final unit (Wood River Unit 4) by 2013. SCR technology to control NOX emissions has been installed and has been operating at Havana for several years; the remaining Coal segment units use low-NOX burners and overfire air to lower NOX emissions.
Multi-Pollutant Air Emission Initiatives
In recent years, various federal and state legislative and regulatory multi-pollutant initiatives have been introduced. In 2005, the EPA finalized the CAIR, which would require reductions of approximately 70 percent each in emissions of SO2 and NOx by 2015 from coal-fired power generation units across the eastern United States. The CAIR was challenged by several parties and ultimately remanded to the EPA by the U.S. Court of Appeals for the District of Columbia Circuit. The CAIR

remained in effect in 2011 and, as a result of a court order staying the CAIR's intended replacement rule (i.e. the CSAPR), the CAIR will continue in effect in 2012 at least until the judicial challenges to the CSAPR are decided. Our facilities in Illinois and New York are subject to state SO2 and NOx limitations more stringent than those imposed by the CAIR.
Cross-State Air Pollution Rule.    On July 6, 2011, the EPA issued its final rule on Federal Implementation Plans to Reduce Interstate Transport of Fine Particulate Matter and Ozone (the "Cross-State Air Pollution Rule," formerly known as the Transport Rule). Numerous petitions for judicial review of the CSAPR were filed and, on December 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued an order staying implementation of the CSAPR. In response, the EPA reinstated the CAIR pending judicial review. On August 21, 2012, the court vacated the CSAPR and ordered the EPA to continue administering the CAIR pending the promulgation of a valid replacement. The EPA has not yet announced how it will respond to the court's decision.
The CSAPR is intended to reduce emissions of SO2 and NOx from large EGUs in the eastern half of the United States. If the CSAPR is eventually upheld by the courts, the rule would impose cap-and-trade programs within each affected state that cap emissions of SO2 and NOx at levels predicted to eliminate that state's contribution to nonattainment in, or interference with maintenance of attainment status by, down-wind areas with respect to the NAAQS for particulate matter (PM2.5) and ozone. The rule would be implemented initially through federal implementation plans. Our generating facilities in Illinois, New York and Pennsylvania would be subject to the rule.
Under the CSAPR, Illinois, New York and Pennsylvania would be subject to new cap-and-trade programs capping emissions of NOx from May 1 through September 30 and capping emissions of SO2 and NOX on an annual basis. Requirements applicable to NOx emissions would have required compliance with the annual NOx reductions beginning January 1, 2012 and ozone season NOx reductions beginning May 1, 2012. The requirements applicable to SO2 emissions from electric generating units in Illinois, New York and Pennsylvania would have been implemented in two stages with compliance dates of January 1, 2012 and January 1, 2014. The SO2 emission budgets would be reduced in 2014, and existing EGUs in these states would be allocated fewer SO2 emission allowances beginning in 2014. States submitting a SIP to achieve the required reductions in place of the federal implementation plan would be allowed to use different allowance allocation methodologies beginning with vintage year 2013.
Electric generating units would be required to hold one emission allowance for every ton of SO2 and/or NOx emitted during the applicable compliance period. Electric generating units can comply with the required emission reductions by any combination of (i) installing emission control technologies, (ii) operating existing controls more often, (iii) switching fuels, or (iv) curtailing or ceasing operation. Allowance trading is generally allowed under the CSAPR among sources within the same state with limited interstate allowance trading. On February 6, 2012, the EPA issued technical revisions to the CSAPR, including a two-year delay in the assurance penalty provisions that is intended to promote liquidity in the CSAPR allowance markets and a smooth transition from the CAIR programs.
Based on the allowance allocations in the final CSAPR and our current projections of emissions in 2012, we anticipate that our Coal segment facilities would have an adequate number of allowances in 2012 under each of the three applicable CSAPR cap-and-trade programs (SO2, NOx annual, and NOx ozone season). For our Danskammer and Roseton facilities, we anticipate a shortfall of allocated allowances in 2012 under each of the three CSAPR programs.
Legislation also has been introduced in Congress that, if enacted, would void or delay the implementation of the CSAPR. However, the Obama Administration has indicated that it would veto any bill that would delay or void the CSAPR. Similar legislative efforts are expected to continue in 2012 but passage of such legislation in the next year is considered unlikely.
We will continue to monitor rulemaking, judicial and legislative developments regarding the CASPR, and evaluate any potential impacts on our operations.
Mercury/HAPs.   In March 2005, the EPA issued the CAMR for control of mercury emissions from coal-fired power plants and established a cap-and-trade program requiring states to promulgate rules at least as stringent as the CAMR. In December 2006, the Illinois Pollution Control Board approved a state rule for the control of mercury emissions from coal-fired power plants that required additional capital and operating expenditures at our Illinois coal-fired plants beginning in 2007. The State of New York has also approved a mercury rule that will likely require us to incur additional capital and operating costs for the coal-fired units at our Danskammer power generating facility by January 1, 2015. In connection with the DH Chapter 11 Cases, the DH Debtor Entities rejected the lease at Danskammer. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements. Please read Note 3—Chapter 11 Cases for further discussion.
In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CAMR; however, the Illinois and New York mercury regulations remain in effect. In March 2011, the EPA released a proposed rule to establish

MACT emission standards for HAPs at coal- and oil-fired EGUs. On December 21, 2011, the EPA issued its EGU MACT final rule, the Mercury and Toxics Standards ("MATS") rule, which establishes numeric emission limits for mercury, non-mercury metals (filterable particulate may be used as a surrogate), and acid gases (hydrogen chloride used as a surrogate, with SO2 as an optional surrogate for coal-fired units using flue gas desulfurization; oil-fired units also would be subject to a hydrogen fluoride limit), and work practice standards for organic HAPs. Compliance would be required by April 16, 2015 (i.e. three years after the effective date of the final rule), unless an extension is granted in accordance with the CAA. Various parties have filed judicial appeals of the MATS rule.
Given the air emission controls already employed or planned for installation on our Coal segment facilities, we expect that our coal units in Illinois will be in compliance with the MATS rule emission limits without the need for significant additional investment. We continue to evaluate the final MATS rule, as well as related judicial and legislative developments, for potential impacts on our operations.
Visibility.    The CAVR requires states to include BART requirements for individual facilities in their SIPs to address regional haze. The requirements apply to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain regulated pollutants in specific industrial categories, including utility boilers. States are required to submit regional haze implementation plans to the EPA detailing their plans to reduce emissions of visibility-impairing pollutants (NOx, SO2 and particulates) that affect visibility in downwind Federal Class I Areas (i.e. parks and wilderness) with a goal to restore natural visibility conditions in these areas by 2064.
The Roseton facilities and Unit 4 at our Danskammer facility have been identified as BART-eligible facilities. In compliance with the New York State BART Rule, our Danskammer and Roseton power generating facilities performed a comprehensive, unit-specific modeling analysis for their BART eligible units to determine their impact on visibility. In the fall of 2010, we submitted this analysis to NYSDEC along with a proposal to reduce relevant emission limits to address impacts on visibility. As approved by NYSDEC in a Title V permit modification issued in November 2011, BART compliance at our Roseton facility would be achieved, effective January 1, 2014, by reducing the sulfur content of our fuel oil and optimization of existing NOx emission controls. In November 2011, NYSDEC issued for public comment a proposed modified Title V permit for Danskammer, which would require the BART emission limits for Unit 4 be achieved, effective July 1, 2014, through optimization of existing NOx emission controls, co-firing with natural gas, use of alternative coal, and/or installation of additional emission controls. In April 2012, the EPA proposed to reject the Company's Danskammer Unit 4 SO2 BART determination because the Agency deemed that other control options evaluated by the Company were technically feasible, cost effective, and resulted in additional visibility improvement. The EPA further proposed to adopt a more stringent federal implementation plan SO2 emissions limit of 0.09 lbs/MMBtu for Danskammer Unit 4. The EPA also proposed to reject the Company's SO2 BART determination for Roseton and instead proposed a more stringent federal implementation plan SO2 emissions limit of 0.55 lb/mmBTU. For both Danskammer Unit 4 and Roseton, the EPA proposed to approve the Company's NOx and PM BART determinations. On August 16, 2012, the EPA issued a final rule federal implementation plan establishing SO2 BART emission limits for Roseton, and SO2, NOx and PM BART emission limits Danskammer Unit 4, in accordance with the Agency's proposed rule. We are continuing to review our compliance options at Danskammer Unit 4, options which could result in significant expenditures for emission control equipment or a switch to natural gas. In connection with the DH Chapter 11 Cases, the DH Debtor Entities rejected the leases at the Danskammer and Roseton facilities. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements. Please read Note 3—Chapter 11 Cases for further discussion.
Other Air Emission Initiatives
NAAQS. On April 30, 2012, the EPA designated as nonattainment with the 2008 ozone NAAQS the St. Louis-St. Charles-Farmington, Missouri-Illinois area, which includes Madison County, Illinois, the location of our Wood River station.  The EPA classified the affected multi-state area as marginal nonattainment with an attainment deadline in 2015.  On June 12, 2012, the EPA designated the multi-state area as attainment with the 1997 8-hour ozone NAAQS.  While the nature and scope of potential future requirements concerning the 2008 ozone NAAQS cannot be predicted with confidence at this time, a requirement for additional NOx emission reductions at our Wood River facility, or any of our other facilities, for purposes of the 2008 ozone NAAQS, may result in significantly increased compliance costs and could have a material adverse effect on our financial condition, results of operations and cash flows.

In June 2010, the EPA adopted a new SO2 NAAQS, replacing the previous 24-hour and annual standards with a new short-term 1-hour standard.  Areas initially designated nonattainment must achieve attainment no later than five years after initial designation. In July 2012, the EPA announced that will delay issuance of area designations by up to one year, i.e. until spring 2013. In June 2011, the Illinois EPA recommended a nonattainment designation for the new 1-hour SO2 NAAQS for the area where our Wood River power generating station is located. Our Wood River facility is one of several major SO2 emissions sources in the larger area. The NYSDEC recommended that all areas in New York State be designated attainment or unclassifiable with the new 1-hour SO2 NAAQS; however, in November 2011, the Sierra Club recommended to the NYSDEC and the EPA that, based on emissions modeling it had performed, certain areas in New York State be designated nonattainment due to SO2 emissions from the Danskammer generating station. While the nature and scope of potential future requirements concerning the 1-hour SO2 NAAQS cannot be predicted with confidence at this time, a requirement for additional SO2 emission reductions at our Danskammer facility, or any of our other facilities, for purposes of the 1-hour SO2 NAAQS may result in significantly increased compliance costs and could have a material adverse effect on our financial condition, results of operations and cash flows.

On June 15, 2012, the EPA proposed to lower the NAAQS for PM2.5.  The EPA is required to take final action by December 14, 2012.  The EPA intends to make initial nonattainment designations by December 2014, based on air quality data for 2011 to 2013.  The earliest attainment deadlines would be in approximately 2020.  The nature and scope of potential future requirements resulting from a more stringent PM2.5 NAAQS cannot be predicted with confidence at this time, but a requirement for additional emission reductions at any of our facilities for purposes of a more stringent PM2.5 NAAQS may result in significantly increased compliance costs and could have a material adverse effect on our financial condition, results of operations and cash flows.
New York NOx RACT Rule.    In June 2010, New York State issued a final rule establishing revised RACT limits for emissions of NOx from stationary combustion sources. Compliance with the revised NOx RACT limits is required by July 1, 2014, and compliance plans were due to NYSDEC by January 1, 2012. Compliance options include meeting presumptive RACT limits, case-by-case RACT determinations, fuel switching during the ozone season (May 1 through September 30), and participation in a system averaging plan. In December 2011, we submitted RACT proposals for our Gas segment's Independence facility and DNE segment's Danskammer and Roseton facilities. For our Independence facility, we proposed to meet the presumptive RACT limits using the facility's existing SCR technology and currently applicable NOx BACT emission limits. For each of our DNE segment facilities, we proposed to meet the presumptive RACT limits with compliance to be achieved by a system averaging plan. We are continuing to review our NOx RACT compliance options at Roseton and Danskammer. In connection with the DH Chapter 11 Cases, the DH Debtor Entities rejected the leases at the Danskammer and Roseton facilities. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements. Please read Note 3—Chapter 11 Cases for further discussion.
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
Please read Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for further discussion.
Information Request under Section 114 of the Clean Air Act.    In March 2009, we received an information request from the EPA regarding maintenance, repair and replacement projects undertaken between January 2000 and the present at the Danskammer power generation facility. The information request is related to a nationwide enforcement initiative by the EPA targeting coal-fired power plants. We submitted responses to the information request in April and July 2009. While we have not since received any further substantive communication from the EPA on this matter, the EPA enforcement initiative against coal-fired power plants remains ongoing. The EPA's inquiry may lead to claims of CAA violations that could result in an enforcement action, the scope of which cannot be predicted with confidence at this time. In connection with the DH Chapter 11 Cases, the DH Debtor Entities rejected the lease at the Danskammer and Roseton facilities. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements.
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
In 2004, the EPA issued the Cooling Water Intake Structures Phase II Rules (the "Phase II Rules"), which set forth standards to implement the BTA requirements for cooling water intakes at existing facilities. The rules were challenged by several environmental groups and in 2007 were struck down by the U.S. Court of Appeals for the Second Circuit in Riverkeeper, Inc. v. EPA. The court's decision remanded several provisions of the rules to the EPA for further rulemaking. Several parties sought review of the decision before the U.S. Supreme Court. In April 2009, the U.S. Supreme Court ruled that the EPA permissibly relied on cost-benefit analysis in setting the national BTA performance standard and in providing for cost-benefit variances from those standards as part of the Phase II Rules.
In July 2007, following remand of the rules by the U.S. Court of Appeals, the EPA suspended its Phase II Rules and advised that permit requirements for cooling water intake structures at existing facilities should once more be established on a case-by-case best professional judgment basis until replacement rules are issued. On March 28, 2011, the EPA released a proposed rule for cooling water intake structures at existing facilities. The proposed rule would (i) establish impingement mortality standards that would give affected facilities the option of either achieving impingement mortality of no more than 12 percent (annual average) and 31 percent (monthly average) or maintaining intake velocity at no more than 0.5 feet per second under all conditions; and (ii) require the permitting authority to establish case-by-case entrainment mortality standards based on a site-specific assessment of technology feasibility and performance, energy and environmental impacts, benefits, social costs, and other factors. We continue to analyze the proposed rule and its potential impacts at our affected power generation facilities. The scope of requirements, timing for compliance and the compliance methodologies that will ultimately be allowed under the final rule potentially may result in significantly increased compliance costs and could have a material adverse effect on our financial condition, results of operations and cash flows.
On June 11, 2012, the EPA released a NODA concerning the impingement mortality standards in its June 2011 proposed rule for cooling water intake structures.  The EPA's NODA requests comment on new impingement data in the rulemaking record and possible alternative approaches for impingement standards, which generally would provide more compliance flexibility to affected facilities.  The EPA has reached an agreement to extend the deadline for issuing its final rule on cooling water intake structures until June 27, 2013.
The environmental groups that participate in our NPDES and SPDES permit proceedings generally argue that only closed cycle cooling meets the BTA requirement. The issuance and renewal of NPDES or SPDES permits for three of our power generation facilities (Danskammer, Roseton and Moss Landing) have been challenged on this basis. The Danskammer SPDES permit, which was renewed and issued in June 2006, does not require installation of a closed cycle cooling system; however, it does require aquatic organism mortality reductions resulting from NYSDEC's determination of BTA requirements under its regulations. All appeals of this permit have been exhausted. The Moss Landing NPDES permit, which was issued in 2000, does not require closed cycle cooling and was challenged by a local environmental group. In August 2011, the Supreme Court of California affirmed the appellate court's decision upholding the permit. One permit challenge is still pending.
Roseton SPDES Permit—In April 2005, the NYSDEC issued a Draft SPDES Permit renewal for the Roseton plant. The permit is opposed by environmental groups challenging the BTA determination. In October 2006, various holdings in the administrative law judge's ruling admitting the environmental group petitioners to party status and setting forth the issues to be adjudicated in the permit renewal hearing were appealed to the Commissioner of NYSDEC by the petitioners, NYSDEC staff and us. The permit renewal hearing will be scheduled after the Commissioner rules on those appeals. We believe that the petitioners' claims lack merit and we have opposed those claims vigorously. In connection with the DH Chapter 11 Cases, the DH Debtor Entities rejected the leases at the Roseton and Danskammer generation facilities. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements. Please read Note 3—Chapter 11 Cases for further discussion.
Other future NPDES or SPDES proceedings could have a material effect on our financial condition, results of operations and cash flows; however, given the numerous variables and factors involved in calculating the potential costs associated with installing a closed cycle cooling system, any decision to install such a system at any of our facilities would be made on a case-by-case basis considering all relevant factors at such time. If capital expenditures related to cooling water systems are great enough to render the operation of the plant uneconomical, we could, at our option, and subject to any applicable financing agreements or other obligations, reduce operations or cease to operate that facility and forego the capital expenditures.
California Water Intake Policy.   The California State Water Board adopted its Statewide Water Quality Control Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling (the "Policy") in May 2010. The Policy requires that existing power plants: (i) reduce their water intake flow rate to a level commensurate with that which can be achieved by a closed cycle cooling system; or (ii) if it is not feasible to reduce the water intake flow rate to this level, reduce impingement mortality and entrainment to a level comparable to that achieved by such a reduced water intake flow rate using operational or structural controls, or both. Compliance with the Policy would be required at our Morro Bay power generation facility by December 31, 2015 and at our Moss Landing power generation facility by December 31, 2017. On October 27, 2010, Dynegy Morro Bay, LLC and Dynegy Moss Landing, LLC joined with other California power plant owners in filing a lawsuit in the Sacramento County Superior Court challenging the Policy. We cannot predict with confidence the outcome of the litigation at this time.
In September 2010, the State Water Board proposed to amend the Policy to allow an owner or operator of a power plant with previously installed combined-cycle power generating units to continue to use once-through cooling at combined-cycle units until the unit reaches the end of its useful life under certain circumstances. At its December 14, 2010, hearing on the proposed amendment, the State Water Board declined to approve the amendment and instead tabled it for consideration until after the Statewide Advisory Committee on Cooling Water Intake Structures ("SACCWIS") has reviewed facility compliance plans and made recommendations to the Board. In March 2012, SACCWIS reported its recommendations to the Board on the Policy's compliance deadlines, recommending that the Board recognize it may be necessary to modify final compliance dates for generating units due to projected capacity needs in the ISO balancing authority area.  SACCWIS concluded that, based on the state's electric system needs, it is possible that additional reliability studies may justify revisions to the final compliance date for some or all of Moss Landing's capacity, but that it did not believe an extension of the final compliance date for Morro Bay is necessary at this time.
In accordance with the Policy, on April 1, 2011, we submitted proposed compliance plans for our Morro Bay and Moss Landing facilities. For Morro Bay and Moss Landing Units 6 and 7, we proposed to continue our ongoing review of potential compliance options taking into account the facility's applicable final compliance deadline. For Moss Landing Units 1 and 2, we proposed to continue current once-through cooling operations through the end of 2032, at which time we would evaluate repowering or installation of feasible control measures.
It may not be possible to meet the requirements of the Policy without installing closed cycle cooling systems. Given the numerous variables and factors involved in calculating the potential costs of closed cycle cooling systems, any decision to install such a system would be made on a case-by-case basis considering all relevant factors at the time. In addition, while the Policy is generally at least as stringent as the EPA's proposed rule for cooling water intake structures, compliance with the Policy may not meet all requirements of the forthcoming EPA final rule. If capital expenditure requirements related to cooling water systems are great enough to render the continued operation of a particular plant uneconomical, we could at our option, and subject to any applicable financing agreements and other obligations, reduce operations or cease to operate the plant and forego such capital expenditures.
New York Water Intake Policy.    On July 10, 2011, the NYSDEC issued its final policy on BTA for Cooling Water Intake Structures (the "NYSDEC Policy"). The NYSDEC Policy establishes wet closed-cycle cooling or its equivalent (i.e. reductions in impingement mortality and entrainment from calculation baseline that are 90 percent or greater of that which would be achieved by wet closed-cycle cooling) as the performance goal for existing power plants. The NYSDEC Policy exempts existing power generation facilities operated at less than 15 percent of capacity over a current five-year averaging period from the entrainment performance goal, provided that the facility is operated in a manner that minimizes the potential for entrainment. For these low-capacity facilities, NYSDEC will determine site-specific performance goals for entrainment on a best professional judgment basis. For facilities for which a BTA determination was issued prior to adoption of the policy and which are in compliance with an existing BTA compliance schedule and verification monitoring, the NYSDEC Policy does not apply unless and until the results of verification monitoring demonstrate the necessity of more stringent BTA requirements. At this time we do not believe that the NYSDEC Policy will have a material impact on operations of the subject DNE segment facilities given the prior BTA determination for Danskammer and the entrainment exemption for low-capacity facilities. In connection with the DH Chapter 11 Cases, the DH Debtor Entities rejected the lease at the Danskammer and Roseton facilities. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements.
Other CWA Initiatives.    The requirements applicable to water quality are expected to increase in the future. A number of efforts are under way within the EPA to evaluate water quality criteria for parameters associated with the by-products of fossil fuel combustion. These parameters relate primarily to arsenic, mercury and selenium. Under a consent decree, as modified, the EPA is required to propose revisions to the Effluent Guidelines for steam electric units by November 20, 2012 and to take final action on the proposal by April 28, 2014. Significant changes in these requirements could require installation of additional water treatment equipment at our facilities or require dry handling of coal ash. The nature and scope of potential future water quality requirements concerning the by-products of fossil fuel combustion cannot be predicted with confidence at this time, but could have a material adverse effect on our financial condition, results of operations and cash flows.
Coal Combustion Residuals
The combustion of coal to generate electric power creates large quantities of ash that are managed at power generation facilities in dry form in landfills and in liquid or slurry form in surface impoundments. Each of our coal-fired plants has at least one CCR management unit. At present, CCR is regulated by the states as solid waste. The EPA has considered whether CCR should be regulated as a hazardous waste on two separate occasions, including most recently in 2000, and both times has declined to do so. The December 2008 failure of a CCR surface impoundment dike at the Tennessee Valley Authority's Kingston Plant in Tennessee accompanied by a very large release of ash slurry has resulted in renewed scrutiny of CCR management.
In response to the Kingston ash slurry release, the EPA initiated an investigation of the structural integrity of certain CCR surface impoundment dams including those at our Coal segment facilities. We responded to EPA requests for information, and our surface impoundment dams that the EPA has assessed and to date issues final reports were found to be in satisfactory condition with no recommendations. In May 2012, we received from the EPA draft dam safety assessment reports of the surface impoundments at our Baldwin and Hennepin facilities.  The draft reports would rate the impoundments at each facility as “poor”, meaning that a deficiency is recognized for a required loading condition in accordance with applicable dam safety criteria.  A poor rating also applies when further critical studies are needed to identify any potential dam safety deficiencies.  The draft reports include recommendations for further studies, repairs, and changes in operational and maintenance practices.  We provided comments to the EPA on the draft reports and continue to review the draft reports' recommendations.  The nature and scope of potential required repairs cannot be predicted with confidence at this time, but may result in significantly increased compliance costs and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
The alternative proposal would regulate CCR disposed in landfills or surface impoundments as a solid waste under subtitle D of RCRA. The subtitle D proposal would establish national criteria for disposal of CCR in landfills and surface impoundments, requiring new units to install composite liners. The subtitle D proposal might also require existing surface impoundments without liners to close or be retrofitted with composite liners within five years.
Certain environmental organizations have advocated designation of CCR as a hazardous waste; however, many state environmental agencies have expressed strong opposition to such designation. On September 30, 2011, the EPA released a notice of data availability (“NODA”) regarding its CCR proposed rule for the limited purpose of soliciting comment on additional information regarding the CCR proposal as identified in the NODA. The EPA has indicated plans to release a second NODA to gather additional data for the rulemaking record. The EPA is not expected to issue final regulations governing CCR management until late 2012 or thereafter. In April 2012, CCR marketers and environmental groups separately filed lawsuits seeking to force the EPA to complete its CCR rulemaking as soon as possible. Federal legislation to address CCR as non-hazardous waste also has been introduced in Congress.
We have implemented hydrogeologic investigations for the CCR surface impoundment at our Baldwin facility and for two CCR surface impoundments at our Vermilion facility in response to requests by the Illinois EPA.  Groundwater monitoring results indicate that the CCR surface impoundments at each site impact onsite groundwater.
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
On April 2, 2012, we submitted to the Illinois EPA proposed corrective action plans for two of the CCR surface impoundments at the Vermilion facility.  The proposed corrective action plans reflect the results of a hydrogeologic investigation, which indicate that the facility's old east and north CCR impoundments impact groundwater quality onsite and that such groundwater migrates offsite to the north of the property and to the adjacent Middle Fork of the Vermilion River.  The proposed corrective action plans include groundwater monitoring and recommend closure of both CCR impoundments, including installation of a geosynthetic cover.  In addition, we submitted an application to the Illinois EPA to establish a groundwater management zone while impacts from the facility are mitigated.  The preliminary estimated cost of the recommended closure alternative for both impoundments, including post-closure care, is approximately $14 million.  The Vermilion facility also has a third CCR surface impoundment, the new east impoundment that is lined and is not known to impact groundwater.  Although not part of the proposed corrective action plans, if we decide to close the new east impoundment by removing its CCR contents concurrent with the recommended closure alternative for the old east and north impoundments, the preliminary total estimated closure cost for all three impoundments would be approximately $16 million.  If the proposed corrective action plans submitted for the old east and north CCR impoundments are timely approved by the Illinois EPA, detailed proposed closure plans would be submitted to the Illinois EPA by year end 2012 for approval.
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
Power generating facilities are a major source of GHG emissions—in 2011, our Gas and DNE segment facilities emitted approximately 5.3 million and 1.3 million tons of CO2e, respectively. The amounts of CO2e emitted from our facilities during any time period will depend upon their dispatch rates during the period.
Though we consider our largest risk related to climate change to be legislative and regulatory changes intended to slow or prevent it, we are subject to physical risks inherent in industrial operations including severe weather events such as hurricanes and tornadoes. To the extent that changes in climate effect changes in weather patterns (such as more severe weather events) or changes in sea level where we have generating facilities, we could be adversely affected. To the extent that climate change results in changes in sea level, we would expect such effects to be gradual and amenable to structural mitigation during the useful life of the facilities. However, if this is not the case it is possible that we would be impacted in an adverse way, potentially materially so. We could experience both risks and opportunities as a result of related physical impacts. For example, more extreme weather patterns—namely, a warmer summer or a cooler winter—could increase demand for our products. However, we also could experience more difficult operating conditions in that type of environment. We maintain various types of insurance in amounts we consider appropriate for risks associated with weather events.
Federal Legislation Regarding Greenhouse Gases.    Several bills have been introduced in Congress since 2003 that if passed would compel reductions in CO2 emissions from power plants. Many of these bills have included cap-and-trade programs. However, with the political shift in the makeup of the 112th Congress (2011-2012), recently introduced legislation would instead either delay or prevent the EPA from regulating GHGs under the CAA. The passage of comprehensive GHG legislation in the next year is considered unlikely.
Federal Regulation of Greenhouse Gases.    In April 2007, the U.S. Supreme Court issued its decision in Massachusetts v. EPA, holding that GHGs meet the definition of a pollutant under the CAA and that regulation of GHG emissions is authorized by the CAA.

In response to that decision, the EPA issued a finding in December 2009 that GHG emissions from motor vehicles cause or contribute to air pollution that endangers the public health and welfare. The EPA has since also finalized several rules concerning GHGs as directly relevant to our facilities. In January 2010, the EPA rule on mandatory reporting of GHG emissions from all sectors of the economy went into effect and requires the annual reporting of GHG emissions. We have implemented processes and procedures to report these emissions and, as required, reported our 2010 GHG emissions by September 30, 2011 The EPA Tailoring Rule, which became effective in January 2011, phases in new GHG emissions applicability thresholds for the PSD permit program and for the operating permit program under Title V of the CAA. In general, the Tailoring Rule establishes a GHG emissions PSD applicability threshold at a net increase of 75,000 tons per year of CO2e for new and modified major sources. Application of the PSD program to GHG emissions will require implementation of BACT for new and modified major sources of GHG. In November 2010, the EPA issued its PSD and Title V Permitting Guidance for Greenhouse Gases. For coal-fired electric generating units, the guidance focuses on steam turbine and boiler efficiency improvements as a reasonable BACT requirement. The endangerment finding, including the EPA's denial of subsequent requests for reconsideration, and the Tailoring Rule were challenged in the U.S. Court of Appeals for the District of Columbia Circuit.
On June 26, 2012, the court issued an opinion in Coalition For Responsible Regulation, Inc., et al. v. EPA, upholding the endangerment finding and several EPA GHG-related rules.  The court held that the EPA's endangerment finding was not arbitrary and capricious notwithstanding scientific uncertainty and that the Agency had adequate evidence on which to base its finding.  The court also held that the Tailpipe Rule was adequately justified and that, upon making the Endangerment Finding, the Agency was required by Clean Air Act Section 202 to regulate tailpipe GHG emissions.  The court did not reach the merits of the arguments challenging the EPA's Timing Rule and Tailoring Rule, instead deciding that the petitioners lacked standing to challenge those rules.
In March 2011, the EPA entered a settlement agreement of a CAA citizen suit under which the agency would propose NSPS under the CAA for control of GHG emissions from new and modified EGUs, as well as emission guidelines for control of GHG emissions from existing EGUs. The lawsuit, New York, et al. v. EPA, involves a challenge to the NSPS for EGUs, issued in 2006, because the rule did not establish standards for GHG emissions. The settlement, as amended, required the EPA to issue proposed GHG emissions standards for EGUs by September 30, 2011 and to finalize the standards by May 26, 2012. In September 2011, the EPA announced that it would delay the release of the proposed GHG standards. On March 27, 2012, the EPA released a proposed NSPS carbon pollution standard for new EGUs.  The proposed NSPS issued would apply only to new fossil fuel-fired EGUs that start construction later than 12 months after the proposal.  The proposal would not apply to modifications or reconstructions of existing EGUs.  The proposed standard would allow new EGUs to burn any fossil fuel but would establish an output-based standard of 1,000 lbs of CO2 per megawatt-hour, which the EPA believes is achievable by natural gas combined cycle units without add-on controls.  New EGUs that burn other fuels, such as coal, would have to incorporate technology to reduce CO2 emissions, such as carbon capture and storage.  New coal plants using carbon capture and storage would be allowed to average their CO2 emissions over 30 years to meet the standard, provided that CO2 emissions were limited to 1,800 lb/MWh on an annual basis, which the EPA believes could be met by using super-critical boiler technology.  The final carbon pollution standard is expected to be issued within one year.  The EPA has not indicated its plans concerning a proposed GHG emission standard for existing EGUs.
In February 2012, the EPA proposed not to change its Tailoring Rule GHG permitting thresholds for the PSD and Title V operating permit programs.  Under the approach that would be maintained by the proposal, existing sources that emit 100,000 tons per year (tpy) of CO2e and make changes increasing GHG emissions by at least 75,000 tpy of CO2e continue to require PSD permits.  Facilities that must obtain a PSD permit for other pollutants must also address GHG emission increases of 75,000 tpy or more of CO2e.  The EPA's proposal notes that the agency will complete a subsequent rulemaking by April 30, 2016, to determine whether it would be appropriate to lower the thresholds at that time.
State Regulation of Greenhouse Gases.    Many states where we operate generation facilities have, are considering, or are in some stage of implementing, state-only regulatory programs intended to reduce emissions of GHGs from stationary sources as a means of addressing climate change.
Our assets in Illinois may become subject to a regional GHG cap-and-trade program under the MGGA. The MGGA is an agreement among six states and one Canadian province to create the MGGRP to establish GHG reduction targets and timeframes consistent with member states' targets and to develop a market-based and multi-sector cap-and-trade mechanism to achieve the GHG reduction targets. Illinois has set a goal of reducing GHG emissions to 1990 levels by the year 2020, and to 60 percent below 1990 levels by 2050. The MGGA advisory group released a model rule in 2010, but implementation by the MGGA participants has not moved forward.
Our assets in California are subject to the California Global Warming Solutions Act ("AB 32"), which became effective in January 2007. AB 32 requires the CARB to develop a GHG emission control program that will reduce emissions of GHG in the state to their 1990 levels by 2020. In October 2011, the CARB adopted its final GHG cap-and-trade regulation, which became effective on January 1, 2012, but cap-and-trade compliance obligations do not begin until January 1, 2013 due to litigation. The emissions cap set by the CARB for 2013 is about two percent below the emissions level forecast for 2012, declines in 2014 by about two percent, and by about three percent annually from 2015 to 2020. The CARB's first allowance auction is scheduled for November 2012. The CARB has set the initial auction price floor at $10 per allowance, but expects allowance prices will be between $15 and $30 in 2020.
In late March 2012, several environmental groups filed a lawsuit in California state court challenging the cap-and-trade rule's offset provisions, which allow covered sources to comply by purchasing emissions reductions made by entities not otherwise participating in the cap-and trade program. CARB also released other GHG program proposals in June 2012 that address issues such as auction administration and revisions to the mandatory reporting rule.
The State of California is also a party to a regional GHG cap-and-trade program being developed under the WCI to reduce GHG emissions in the participating jurisdictions. The WCI started as a collaborative effort among seven states and four Canadian provinces, but California currently is the sole remaining state participant. California's implementation of AB 32 is expected to constitute the state's contribution to the WCI. In June 2012, CARB released proposed revisions to the cap-and-trade rule that would link the rule to WCI partner Quebec's GHG program and allow California entities to comply with the CARB cap-and-trade rule using Quebec-issued compliance instruments.  We will continue to monitor developments regarding the California cap-and-trade program and evaluate any potential impacts on our operations.
On January 1, 2009, our assets in New York and Maine became subject to a state-driven GHG emission control program known as RGGI. RGGI was developed and initially implemented by ten New England and Mid-Atlantic states to reduce CO2 emissions from power plants. The participating RGGI states implemented rules regulating GHG emissions using a cap-and-trade program to reduce CO2 emissions by at least 10 percent of 2009 emission levels by the year 2018. Compliance with the allowance requirement under the RGGI cap-and-trade program can be achieved by reducing emissions, purchasing or trading allowances, or securing offset allowances from an approved offset project. While allowances are sold by year, actual compliance is measured across a three-year control period. The first control period covered 2009-2011. The second control period covers 2012-2014.
In December 2011, RGGI held its fourteenth auction, in which approximately 27.29 million allowances for the first control period were sold at a clearing price of $1.89 per allowance. No bids were submitted for allowances for a future control period.
RGGI quarterly auctions continue in 2012 but will RGGI offer only 2012 allocation year allowances in those auctions. On March 14, 2012, RGGI held its fifteenth auction, in which approximately 21.5 million allowances for the second control period were sold at a clearing price of $1.93 per allowance.  On June 6, 2012, RGGI held its sixteenth auction, in which approximately 20.9 million allowances for the second control period were sold at a clearing price of $1.93 per allowance.  RGGI's next quarterly auction is scheduled for September 2012. We have participated in each of the quarterly RGGI auctions (or in secondary markets, as appropriate) to secure some allowances for our affected assets.

Our generating facilities in New York and Maine emitted approximately 3.5 million tons of CO2 during 2011. For the first RGGI compliance period (2009-2011), the actual cost of allowances required for our operations was $35 million. The average clearing price for future period allowances sold in all auctions held to date is $2.33. We believe that the current market price of $1.96 is indicative of future pricing and estimate our cost of allowances required to operate these facilities during 2012 would be approximately $7 million. RGGI will perform a comprehensive program review in 2012, including an evaluation of a possible additional reduction in the CO2 emissions cap. The outcome of that program review and its potential impact on our affected assets are currently unknown.
In August 2011, the State of New York enacted the "Power NY Act of 2011," which requires the NYSDEC to promulgate, within 12 months, regulations targeting CO2 emission reductions from major electric generating facilities that commenced construction after the effective date of the regulations. In June 2012, NYSDEC adopted CO2 emission standards for new major electric generating facilities and for increases in capacity of at least 25 MW at existing major electric generating facilities. The rule does not affect existing electric generating facilities that do not expand electrical output capacity.
Climate Change Litigation.    There is a risk of litigation from those seeking injunctive relief from power generators or to impose liability on sources of GHG emissions, including power generators, for claims of adverse effects due to climate change. Recent court decisions disagree on whether the claims are subject to resolution by the courts and whether the plaintiffs have standing to sue.
On June 20, 2011, the U.S. Supreme Court issued its decision in AEP v. Connecticut, which reviewed the appellate court decision in Connecticut v. AEP. In September 2009, the U.S. Court of Appeals for the Second Circuit had held in Connecticut v. AEP that the U.S. District Court is an appropriate forum for resolving claims by eight states and New York City against six electric power generators related to climate change. The Supreme Court was equally divided by a vote of 4-4 on the question of whether the plaintiffs had standing to bring the suit and, therefore, affirmed the court's exercise of jurisdiction. On the merits the Court ruled by a vote of 8-0 that the CAA and EPA action authorized by the CAA displace any federal common law right to seek abatement of CO2 emissions from fossil fuel-fired power plants. The Court did not reach the issue of whether the CAA preempts similar claims under state nuisance law.

In February 2008, the Native Village of Kivalina and the City of Kivalina, Alaska initiated an action in federal court in the Northern District of California against DH and 23 other companies in the energy industry.  In September 2009, the court dismissed all of the plaintiffs' claims based on lack of subject matter jurisdiction and because plaintiffs lacked standing to bring the suit.  The plaintiffs appealed to the Ninth Circuit, which held oral argument on November 28, 2011. Following the filing of the DH Chapter 11 Cases, the Plaintiffs voluntarily dismissed DH with prejudice on February 2, 2012.

In October 2009, the U.S. Court of Appeals for the Fifth Circuit considered the appeal of Comer v. Murphy Oil and held that claims related to climate change by property owners along the Mississippi Gulf Coast against energy companies could be resolved by the courts. However, the Comer v. Murphy decision was subsequently vacated. In May 2011, the plaintiffs re-filed a substantially similar complaint in the United States District Court for the Southern District of Mississippi.  In March 2012, the court dismissed the complaint on multiple alternative grounds, concluding, among other things, that the plaintiffs' claims were barred by collateral estoppel and res judicata, the plaintiffs lacked standing, the claims were non-justiciable political questions, and that the federal Clean Air Act displaced the federal common law nuisance claims.
The conflict in recent court decisions illustrates the unsettled law related to claims based on the effects of climate change. The decisions affirming the jurisdiction of the courts and the standing of the plaintiffs to bring these claims could result in an increase in similar lawsuits and associated expenditures by companies like ours.
Carbon Initiatives.    We participate in several programs that partially offset or mitigate our GHG emissions. In the lower Mississippi River Valley, we have partnered with the U.S. Fish & Wildlife Service to restore more than 45,000 acres of hardwood forests by planting more than 8 million bottomland hardwood seedlings. In Illinois, we are funding prairie, bottomland hardwood and savannah restoration projects in partnership with the Illinois Conservation Foundation. We also have programs to reuse CCR produced at our coal-fired generation units through agreements with cement manufacturers that incorporate the material into cement products, helping to reduce CO2 emissions from the cement manufacturing process.
Remedial Laws
We are subject to environmental requirements relating to handling and disposal of toxic and hazardous materials, including provisions of CERCLA and RCRA and similar state laws. CERCLA imposes strict liability for contributions to contaminated sites resulting from the release of "hazardous substances" into the environment. Those with potential liabilities include the current or previous owner and operator of a facility and companies that disposed, or arranged for disposal, of hazardous substances found at a contaminated facility. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to public health or the environment and to seek recovery for costs of cleaning up hazardous substances that have been released and for damages to natural resources from responsible parties. Further, it is not uncommon for neighboring landowners and other affected parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. CERCLA or RCRA could impose remedial obligations with respect to a variety of our facilities and operations.
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
COMPETITION
Demand for power may be met by generation capacity based on several competing generation technologies, such as natural gas-fired, coal-fired or nuclear generation, as well as power generating facilities fueled by alternative energy sources, including hydro power, synthetic fuels, solar, wind, wood, geothermal, waste heat and solid waste sources. Our Coal, Gas and DNE power generation businesses compete with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities, other energy service companies and financial institutions. We believe that our ability to compete effectively in the power generation business will be driven in large part by our ability to achieve and maintain a low cost of production, primarily by managing fuel costs and to provide reliable service to our customers. Our ability to compete effectively will also be impacted by various governmental and regulatory activities designed to reduce GHG emissions. For example, regulatory requirements for load-serving entities to acquire a percentage of their energy from renewable-fueled facilities will potentially reduce the demand for energy from gas-fired facilities such as those we own and operate. We believe our primary competitors consist of at least 20 companies in the power generation business.
SIGNIFICANT CUSTOMERS
For the year ended December 31, 2011, approximately 36 percent, 17 percent, 22 percent and 11 percent of our consolidated revenues were derived from transactions with MISO, NYISO, PJM and NGX, respectively. For the year ended December 31, 2010, approximately 30 percent, 15 percent and 13 percent of our consolidated revenues were derived from transactions with MISO, NYISO and PJM, respectively. For the year ended December 31, 2009, approximately 19 percent, 12 percent and 11 percent of our consolidated revenues were derived from transactions with MISO, NYISO and PJM, respectively. No other customer accounted for more than 10 percent of our consolidated revenues during 2011, 2010 or 2009.
EMPLOYEES
At December 31, 2011, we and Dynegy had approximately 274 employees at our corporate headquarters and approximately 988 employees at our facilities, including field-based administrative employees. Approximately 639 employees at our operating facilities are subject to collective bargaining agreements with various unions. Approximately 770 of our employees, including those located in our corporate headquarters, our natural gas facilities, and Dynegy's coal facilities that we acquired on June 5, 2012, are employed by our subsidiary, and approximately 147 of our employees are employed by the Debtor Entities. We believe relations with our employees are satisfactory.

Item 1A.    Risk Factors
FORWARD-LOOKING STATEMENTS
This Form 10-K includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as "forward-looking statements." All statements included or incorporated by reference in this annual report, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "project," "forecast," "plan," "may," "will," "should," "expect" and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•
our ability to consummate one or more plans of reorganization with respect to the Chapter 11 Cases, and to consummate all the transactions contemplated by the Settlement Agreement and Plan Support Agreement;

•	our ability to consummate the Merger;

•	our ability to sell the Roseton and Danskammer power generation facilities to one or more third parties as set forth in the Settlement Agreement;

•
beliefs and assumptions relating to our liquidity, available borrowing capacity and capital resources generally, including the extent to which such liquidity could be affected by poor economic and financial market conditions or new regulations and any resulting impacts on financial institutions and other current and potential counterparties;

•	the anticipated effectiveness of the overall restructuring activities and any additional strategies to address our liquidity and our capital resources including accessing the capital markets;

•	beliefs and assumptions regarding our ability to continue as a going concern;

•	limitations on our ability to utilize previously incurred federal net operating losses or alternative minimum tax credits;

•	expectations regarding our compliance with the DMG and DPC Credit Agreements, including collateral demands, interest expense and other payments;

•	the timing and anticipated benefits to be achieved through our company-wide cost savings programs, including our PRIDE initiative;

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

•	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

•	beliefs and assumptions about weather and general economic conditions;

•	projected operating or financial results, including anticipated cash flows from operations, revenues and profitability;

•	our focus on safety and our ability to efficiently operate our assets so as to capture revenue generating opportunities and operating margins;

•	beliefs about the outcome of legal, administrative, legislative and regulatory matters, including the impact of final rules regarding derivatives to be issued by the CFTC under the Dodd-Frank Act; and

•	expectations regarding performance standards and estimates regarding capital and maintenance expenditures, including the Consent Decree and its associated costs and performance standards

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors, many of which are beyond our control, including those set forth below.
FACTORS THAT MAY AFFECT FUTURE RESULTS
Risks Related to Restructuring
The Debtor Entities filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code and are subject to the risks and uncertainties associated with bankruptcy cases.
The Debtor Entities filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. For the duration of the Debtor Entities' Chapter 11 Cases, our business and operations will be subject to various risks, including but not limited to, the following:

•
The Debtor Entities' bankruptcy filings may cause customers, suppliers and others with whom we have commercial relationships to lose confidence in us and may make it more difficult for us to obtain and maintain such commercial relationships on competitive terms;

•	It may be more difficult to retain and motivate our key employees through the process of reorganization, and we may have difficulty attracting new employees;

•	Our senior management will be required to spend significant time and effort dealing with the bankruptcy and restructuring activities rather than focusing exclusively on business operations; and

•	There can be no assurance as to the Debtor Entities' ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations.
We will also be subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may increase the time the Debtor Entities have to operate under Chapter 11 bankruptcy protection. Because of the risks and uncertainties associated with the Debtor Entities' Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases will have on our business, financial condition and results of operations.
We may not be able to successfully implement the restructuring set forth in the Settlement Agreement, Plan Support Agreement and the Plan.
The consummation of the Plan is contingent upon a number of factors which include, among other things, that:

•	federal and state regulators may not approve certain elements of the Plan; and
•the Agreements may be terminated.
The Settlement Agreement and the obligations of the parties thereunder may be terminated by: (i) mutual written agreement of Dynegy, DH, a majority of the Consenting Senior Noteholders, a majority of the Consenting Lease Certificate Holders, a majority of the Consenting Sub Debt Holders, and RCM or (ii) by any of Dynegy, DH, a majority of the Consenting Senior Noteholders or a majority of the Consenting Lease Certificate Holders upon the occurrence of certain events or the failure to meet certain milestone dates in the restructuring process. For a discussion of the termination events under the Plan Support Agreement, please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement.

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
Furthermore, although we believe that the Plan will become effective reasonably soon after the date on which the Bankruptcy Court's order confirming the Plan is entered on the Bankruptcy Court's docket, there can be no assurance as to the timing or that the Plan will become effective. If the Plan does not become effective or if a protracted reorganization or liquidation were to occur, there is a substantial risk that holders of claims would receive less than they would receive under the Plan and we and our affiliates, including Dynegy, may continue to face ongoing litigation at significant costs.
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

Dynegy's (and our) ability to use our federal net operating losses or alternative minimum tax credits to offset future taxable income may be further limited under sections 382 and 383 of the Internal Revenue Code and as a result of Dynegy our having recognized certain cancellation of indebtedness income.

Dynegy's (and our) ability to use previously incurred federal net operating loss carryforwards ("NOLs") and alternative minimum tax credit carryforwards ("AMT Credits"), which, respectively, have a maximum balance of $1,419 million ($1,228 million with respect to us and our affiliates) and $271 million at December 31, 2011, will likely be limited or modified on the Effective Date as a result of section 382 of the Internal Revenue Code and at the close of Dynegy's taxable year after the Effective Date as a result of cancellation of indebtedness income (“COD Income”). In addition, Dynegy (and we) had an Ownership Change (as defined below) in the second quarter of 2012 and thus its (and our) ability to utilize its federal NOLs and AMT Credits that existed at the time of the Ownership Change will be significantly limited (in an amount yet to be determined).
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
Risks Related to Our Financial Structure, Level of Indebtedness and Access to Capital Markets
We have significant indebtedness that could adversely affect our financial health and prevent us from fulfilling certain of our financial obligations.
We have and will continue to have a significant amount of debt outstanding. As of December 31, 2011, we had debt of approximately $4.7 billion (including $3.6 billion in unsecured senior notes and debentures that are subject to compromise in the bankruptcy process and $1.1 billion outstanding under the DPC Credit Agreement). Such amount of indebtedness could:

•	make it difficult to satisfy our financial obligations, including debt service requirements;

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes on acceptable terms, on a timely basis or at all;

•	limit our financial flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
impact the evaluation of our creditworthiness by counterparties to commercial agreements, both for hedging as well as operating contracts, such as for fuel and transportation, and affect their willingness to transact with us and/or the level of collateral we are required to post under such agreements;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	increase our vulnerability to general adverse economic and industry conditions, and

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.

Further, if gas, power, and capacity prices, where applicable, do not improve, our ability to service our debt obligations will be adversely affected and may require significant operational and balance sheet restructurings.
Restrictive covenants may adversely affect operations.
The Credit Agreements contain various covenants that limit DMG's or DPC's ability to, among other things:

•	incur additional indebtedness;

•	pay dividends, repurchase or redeem stock or make investments in certain entities;

•	enter into related party transactions;

•	create certain liens;

•	enter into sale and leaseback transactions;

•	enter into any agreements which limit the ability of such subsidiaries to make dividends or otherwise transfer cash or assets to us or certain other subsidiaries;

•	create unrestricted subsidiaries;

•	impair the security interests;

•	issue certain capital stock;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and

•	sell and acquire assets.
These restrictions may affect the ability of DMG, DPC, Dynegy or us to operate our respective businesses, may limit our ability to take advantage of potential business opportunities as they arise and may adversely affect the conduct of our current businesses, including restricting our ability to finance future operations and capital needs and limiting our ability to engage in other business activities.
Our access to the capital markets may be limited.
Because of our non-investment grade credit rating, the Chapter 11 Cases of the Debtor Entities, and/or general conditions in the financial and credit markets, Dynegy's and our access to the capital markets may be limited. Moreover, the urgency of a capital-raising transaction may require us to pursue additional capital at an inopportune time. Our ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	covenants in our existing credit agreements;

•	the outcome of the bankruptcy proceedings for the Debtor Entities;

•	investor confidence in us and the regional wholesale power markets;

•	our financial performance and the financial performance of our subsidiaries;

•	our levels of debt;

•	our requirements for posting collateral under various commercial agreements;

•	our credit ratings;

•	our cash flow;

•	our long-term business prospects; and

•	general economic and capital market conditions, including the timing and magnitude of any market recovery.
We may not be successful in obtaining additional capital for these or other reasons. An inability to access capital may limit our ability to meet our operating needs and, as a result, may have a material adverse effect on our financial condition, results of operations and cash flows.
Our non-investment grade status may adversely impact our commercial operations, increase our liquidity requirements and increase the cost of refinancing opportunities. We may not have adequate liquidity to post required amounts of additional collateral.
Our corporate family credit rating is currently below investment grade and we cannot assure you that our credit ratings will improve, or that they will not decline, in the future. Our credit ratings may affect the evaluation of our creditworthiness by trading counterparties and lenders, which could put us at a disadvantage to competitors with higher or investment grade ratings.
In carrying out our commercial business strategy, our current non-investment grade credit ratings have resulted and will likely continue to result in requirements that we either prepay obligations or post significant amounts of collateral to support our business. Although the implementation of our commercial business strategy was modified in connection with the Reorganization to leverage the benefits of the Credit Agreements at our separately financed, bankruptcy-remote portfolios, various commodity trading counterparties may nevertheless be unwilling to transact with us or may make collateral demands that reflect our non-investment grade credit ratings, the counterparties' views of our creditworthiness, as well as changes in commodity prices. We use a portion of our capital resources, in the form of cash, short-term investments, lien capacity, and letters of credit, to satisfy these counterparty collateral demands. Our commodity agreements are tied to market pricing and may require us to post additional collateral under certain circumstances. If market conditions change such that counterparties are entitled to additional collateral, our liquidity could be strained and may have a material adverse effect on our financial condition, results of operations and cash flows. Factors that could trigger increased demands for collateral include changes in our credit rating or liquidity and changes in commodity prices for power and fuel, among others.
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
Because we largely sell electric energy, capacity and ancillary services into the wholesale energy spot market or into other power markets on a term basis, we are not guaranteed any rate of return on our capital investments. Rather, our financial condition, results of operations and cash flows will depend, in large part, upon prevailing market prices for power and the fuel to generate such power. Wholesale power markets are subject to significant price fluctuations over relatively short periods of time and can be unpredictable. Such factors that may materially impact the power markets and our financial results include:

•	economic conditions;

•	the existence and effectiveness of demand-side management;

•	conservation efforts and the extent to which they impact electricity demand;

•	regulatory constraints on pricing (current or future) or the functioning of the energy trading markets and energy trading generally;

•	the proliferation of advanced shale gas drilling increasing domestic natural gas supplies;

•	fuel price volatility; and

•	increased competition or price pressure driven by generation from renewable sources.
Many of our facilities operate as "merchant" facilities without long-term power sales agreements. Consequently, there can be no assurance that we will be able to sell any or all of the electric energy, capacity or ancillary services from those facilities at commercially attractive rates or that our facilities will be able to operate profitably. This could lead to less favorable financial results as well as future impairments of our property, plant and equipment or to the retirement of certain of our facilities resulting in economic losses and liabilities.
Given the volatility of commodity power prices, to the extent we do not secure long-term power sales agreements for the output of our power generation facilities, our revenues and profitability will be subject to increased volatility, and our financial condition, results of operations and cash flows could be materially adversely affected. Further, declines in the market prices of natural gas and wholesale electricity have reduced the outlook for cash flow that can be expected to be generated by us in the next several years.
Our commercial strategy may not be executed as planned or may result in lost opportunities.
We seek to commercialize our assets through sales arrangements of various types. In doing so, we attempt to balance a desire for greater predictability of earnings and cash flows in the short- and medium-terms with a belief that commodity prices will rise over the longer term, creating upside opportunities for those with unhedged generation volumes. Our ability to successfully execute this strategy is dependent on a number of factors, many of which are outside our control, including market liquidity, the availability of counterparties willing to transact with us or to transact with us at prices we believe are commercially acceptable, the availability of liquidity to post collateral in support of our derivative instruments, and the reliability of the systems comprising our commercial operations function. The availability of market liquidity and willing counterparties could be negatively impacted by poor economic and financial market conditions, including impacts on financial institutions and other current and potential counterparties as well as counterparties' views of our creditworthiness. If we are unable to transact in the short- and medium-terms, our financial condition, results of operations and cash flows will be subject to significant uncertainty and volatility. Alternatively, significant contract execution for any such period may precede a run-up in commodity prices, resulting in lost upside opportunities and mark-to-market accounting losses causing significant variability in net income and other GAAP reported measures.
We are exposed to the risk of fuel and fuel transportation cost increases and interruptions in fuel supplies.
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
Moreover, profitable operation of many of our coal-fired generation facilities is highly dependent on coal prices and coal transportation rates. Power generators in the Midwest and the Northeast have experienced significant pressures on available coal supplies that are either transportation or supply related. We have entered into term contracts for PRB coal, which we use for our coal facilities in the Midwest. Our expected coal requirements are fully contracted and priced in 2012. Our forecast coal requirements for 2013 are 85 percent contracted and 53 percent priced. The contracted volumes remaining are unpriced but are subject to a price collar structure.  Our coal transportation requirements are 100 percent contracted and priced through 2013 when our current contracts expire. In August 2012, we executed new coal transportation contracts which take effect when our current contracts expire. These new long-term contracts also cover 100 percent of our coal transportation requirements. We continue to explore various alternative contractual commitments and financial options, as well as facility modifications, to ensure stable and competitive fuel supplies and to mitigate further supply risks for near- and long-term coal supplies.
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
Many environmental laws require approvals or permits from governmental authorities before construction, modification or operation of a power generation facility may commence. Certain environmental permits must be renewed periodically in order for us to continue operating our facilities. The process of obtaining and renewing necessary permits can be lengthy and complex and can sometimes result in the establishment of permit conditions that make the project or activity for which the permit was sought unprofitable or otherwise unattractive. Even where permits are not required, compliance with environmental laws and regulations can require significant capital and operating expenditures. We are required to comply with numerous environmental laws and regulations, and to obtain numerous governmental permits when we modify and operate our facilities. If there is a delay in obtaining any required environmental regulatory approvals or permits, if we fail to obtain any required approval or permit, or if we are unable to comply with the terms of such approvals or permits, the operation of our facilities may be interrupted or become subject to additional costs. Further, changed interpretations of existing regulations may subject historical maintenance, repair and replacement activities at our facilities to claims of noncompliance. As a result, our financial condition, results of operations and cash flows could be materially adversely affected. Certain of our facilities are also required to comply with the terms of the Consent Decree or other governmental orders.
With the continuing trend toward stricter environmental standards and more extensive regulatory and permitting requirements, our capital and operating environmental expenditures are likely to be substantial and may significantly increase in the future.
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
The costs and burdens associated with complying with the increased number of regulations may have a material adverse effect on us if we fail to comply with the laws and regulations governing our business or if we fail to maintain or obtain advantageous regulatory authorizations and exemptions. Moreover, increased competition within the sector resulting from potential legislative changes, regulatory changes or other factors may create greater risks to the stability of our power generation earnings and cash flows generally.
Availability and cost of emission allowances could materially impact our costs of operations.
We are required to maintain, either through allocation or purchase, sufficient emission allowances to support our operations in the ordinary course of operating our power generation facilities. These allowances are used to meet our obligations imposed by various applicable environmental laws, and the trend toward more stringent regulations (including regulations regarding GHG emissions) will likely require us to obtain new or additional emission allowances. If our operational needs require more than our allocated quantity of emission allowances, we may be forced to purchase such allowances on the open market, which could be costly. If we are unable to maintain sufficient emission allowances to match our operational needs, we may have to curtail our operations so as not to exceed our available emission allowances, or install costly new emissions controls. As we use the emissions allowances that we have purchased on the open market, costs associated with such purchases will be recognized as operating expense. If such allowances are available for purchase, but only at significantly higher prices, their purchase could materially increase our costs of operations in the affected markets and materially adversely affect our financial condition, results of operations and cash flows.
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
We also compete against other energy merchants on the basis of our relative operating skills, financial position and access to credit sources. Electric energy customers, wholesale energy suppliers and transporters often seek financial guarantees, credit support such as letters of credit, and other assurances that their energy contracts will be satisfied. Companies with which we compete may have greater resources in these areas. In addition, certain of our current facilities are relatively old. Newer plants owned by competitors will often be more efficient than some of our plants, which may put these plants at a competitive disadvantage. Over time, some of our plants may become unable to compete because of the construction of new plants, and such new plants could have a number of advantages including: more efficient equipment, newer technology that could result in fewer emissions, or more advantageous locations on the electric transmission system. Additionally, these competitors may be able to respond more quickly to new laws and regulations because of the newer technology utilized in their facilities or the additional resources derived from owning more efficient facilities. Taken as a whole, the potential disadvantages of our aging fleet could result in lower run-times or even early asset retirement.
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
Moreover, many companies in the regulated utility industry, with which the wholesale power industry is closely linked, are also restructuring or reviewing their strategies. Several of those companies have discontinued or are discontinuing their unregulated activities and seeking to divest or spin-off their unregulated subsidiaries. Some of those companies have had, or are attempting to have, their regulated subsidiaries acquire assets out of their or other companies' unregulated subsidiaries. This may lead to increased competition between the regulated utilities and the unregulated power producers within certain markets. To the extent that competition increases, our financial condition, results of operations and cash flows may be materially adversely affected.
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
We do not own or control the transmission facilities required to sell the wholesale power from our generation facilities. If the transmission service from these facilities is unavailable or disrupted, or if the transmission capacity infrastructure is inadequate, our ability to sell and deliver wholesale power may be materially adversely affected. RTOs and ISOs provide transmission services, administer transparent and competitive power markets and maintain system reliability. Many of these RTOs and ISOs operate in the real-time and day-ahead markets in which we sell energy. The RTOs and ISOs that oversee most of the wholesale power markets impose, and in the future may continue to impose, offer caps and other mechanisms to guard against the potential exercise of market power in these markets as well as price limitations. These types of price limitations and other regulatory mechanisms may adversely affect the profitability of our generation facilities that sell energy and capacity into the wholesale power markets. Problems or delays that may arise in the formation and operation of maturing RTOs and similar market structures, or changes in geographic scope, rules or market operations of existing RTOs, may also affect our ability to sell, the prices we receive or the cost to transmit power produced by our generating facilities. Rules governing the various regional power markets may also change from time to time, which could affect our costs or revenues. Additionally, if the transmission service from these facilities is unavailable or disrupted, or if the transmission capacity infrastructure is inadequate, our ability to sell and deliver wholesale power may be materially adversely affected. Furthermore, the rates for transmission capacity from these facilities are set by others and thus are subject to changes, some of which could be significant. As a result, our financial condition, results of operations and cash flows may be materially adversely affected.
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
Our ability to comply with our Consent Decree may be materially adversely impacted by our future operating cash flows or unforeseen labor costs.
As a result of the Consent Decree, we are required to not operate certain of our coal-fired power generating facilities after specified dates unless certain emission control equipment is installed. As of December 31, 2011, only Baldwin Unit 2 has material outstanding Consent Decree work yet to be performed, which is scheduled for completion by the end of 2012. We have incurred significant costs in complying with the Consent Decree and anticipate the remainder of the equipment installations to incur additional significant costs. Further, we are exposed to the risk of price increases in the costs of labor and to the risk that counterparties to the construction contracts may fail to perform, in which case we would be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and possibly cause delays to the project timelines. Further, our production may be affected if we fail to meet certain performance standards under the Consent Decree.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
We have included descriptions of the location and general character of our principal physical operating properties by segment in "Item 1. Business," which is incorporated herein by reference. Substantially all of the assets of the Gas segment, including the power generation facilities owned by DPC, one of our indirect wholly-owned subsidiaries, are pledged as collateral to secure the repayment of, and other obligations under, the DPC Credit Agreement. Please read Note 20—Debt for further discussion.
Our principal executive office located in Houston, Texas, is held under a lease that expires in 2022. We also lease additional offices or warehouses in the states of California, Illinois, New York, and Texas.
Item 3.    Legal Proceedings
Please read Note 23—Commitments and Contingencies—Legal Proceedings for a description of our material legal proceedings, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our outstanding equity securities are held by our parent, Dynegy. There is no established trading market for such securities and they are not traded on any exchange.
Item 6.    Selected Financial Data
The selected financial information presented below was derived from, and is qualified by, reference to our Consolidated Financial Statements, including the notes thereto, contained elsewhere herein. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2011(2)	2010	2009	2008	2007
	(in millions, except per share data)
Statement of Operations Data (1):
Revenues	$1,437	$2,323	$2,468	$3,324	$2,918
Depreciation and amortization expense	(288)	(392)	(335)	(346)	(306)
Goodwill impairment	—	—	(433)	—	—
Impairment and other charges, exclusive of goodwill impairment shown separately above	(7)	(148)	(538)	—	—
General and administrative expenses	(102)	(158)	(159)	(157)	(184)
Operating income (loss)	(254)	(6)	(836)	744	595
Bankruptcy reorganization charges	(666)	—	—	—	—
Interest expense and debt extinguishment costs (3)	(370)	(363)	(461)	(427)	(384)
Income tax (expense) benefit	315	184	313	(138)	(105)
Income (loss) from continuing operations	(940)	(243)	(1,046)	222	165
Income (loss) from discontinued operations (4)	—	1	(222)	(17)	166
Net income (loss)	$(940)	$(242)	$(1,268)	$205	$331
Net income (loss) attributable to Dynegy Holdings, LLC	$(940)	$(242)	$(1,253)	$208	$324
Cash Flow Data:
Net cash provided by (used in) operating activities	$(1)	$423	$152	$319	$368
Net cash provided by (used in) investing activities	(229)	(520)	790	(87)	(688)
Net cash provided by (used in) financing activities	375	(69)	(1,193)	146	369
Capital expenditures, acquisitions and investments	(196)	(517)	(596)	(626)	(350)

	December 31,
	2011(2)	2010	2009	2008	2007
	(in millions)
Balance Sheet Data:
Current assets	$3,569	$2,180	$1,988	$2,780	$1,614
Current liabilities	3,051	1,562	1,848	1,681	999
Property and equipment, net	2,821	6,273	7,117	8,934	9,017
Total assets	8,311	9,949	10,903	14,174	13,107
Long-term debt (excluding current portion) (5)	1,069	4,626	4,775	6,072	5,939
Current portion of long-term debt	7	148	807	64	51
Capital leases not already included in long-term debt	—	—	4	4	5
Total equity	32	2,719	3,003	4,583	4,620
_______________________________________________________________________________

(1)
The merger with LS Power (April 2, 2007) was accounted for in accordance with the purchase method of accounting and the results of operations attributable to the acquired business is included in our financial statements and operating statistics beginning on the acquisition's effective date for accounting purposes.

(2)	We completed the DMG Transfer effective September 1, 2011. Please read Note 3—Chapter 11 Cases for further discussion.

(3)	Includes $21 million and $46 million of debt extinguishment costs for the year ended December 31, 2011 and 2009, respectively.

(4)	Discontinued operations include the results of operations from the following businesses:

▪	The Arlington Valley and Griffith power generation facilities (collectively, the "Arizona power generation facilities") (sold fourth quarter 2009);

▪	Bluegrass power generating facility (sold fourth quarter 2009);

▪	Heard County power generating facility (sold second quarter 2009);

▪	Calcasieu power generating facility (sold first quarter 2008); and

▪	CoGen Lyondell power generating facility (sold third quarter 2007).
(5) As a result of the DH Chapter 11 Cases, we reclassified approximately $3.6 billion in long-term debt to LSTC. Total LSTC is approximately $4 billion. Please read Note 19—Liabilities Subject to Compromise for further discussion.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion should be read together with the audited consolidated financial statements and the notes thereto included in this report.
OVERVIEW
We are a holding company and conduct substantially all of our business operations through our subsidiaries. Our current business operations are focused primarily on the power generation sector of the energy industry. We report the results of our power generation business as three segments in our consolidated financial statements: (i) the Coal segment ("Coal"); (ii) the Gas segment ("Gas") and (iii) the Dynegy Northeast segment ("DNE"). Prior to 2011, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE. Accordingly, we have recast the corresponding items of segment information for all prior periods. Our consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization. General and administrative expenses are allocated to each reportable segment. Our investment in PPEA Holding Company, which was sold in the fourth quarter 2010, is included in Other for reporting purposes. As further described below, we transferred the Coal segment to our parent, Dynegy, effective September 1, 2011 and subsequently reacquired the Coal segment from Dynegy, effective June 5, 2012. Please read Note 3—Chapter 11 Cases for further discussion.
Chapter 11 Cases.    On November 7, 2011, the DH Debtor Entities filed the DH Chapter 11 Cases. On July 6, 2012, Dynegy commenced the Dynegy Chapter 11 Case. Only the DH Debtor Entities and our parent Dynegy sought relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder. The normal day-to-day operations of the natural gas-fired power generation facilities held by DPC have continued without interruption. The commencement of the Chapter 11 Cases did not constitute a default under either of the Credit Agreements. Please Note 3—Chapter 11 Cases for further discussion of the Chapter 11 Cases and the related Settlement Agreement and Plan Support Agreement.
Reorganization Activity.    On August 5, 2011, Dynegy completed the Reorganization to facilitate the execution of the Credit Agreements. The Credit Agreements include the DPC Credit Agreement, a $1,100 million, five year senior secured term loan facility available to DPC and the DMG Credit Agreement, a $600 million, five year senior secured term loan facility available to DMG. Please read Note 20—Debt for further discussion.
Services Agreements.    In connection with the Reorganization, subsidiaries from Dynegy's Gas, Coal and DNE segments each entered into Services Agreements with other Dynegy entities to provide certain services. Please read Note 21—Related Party Transactions—Service Agreements for further discussion.
DMG Transfer.    On September 1, 2011, Dynegy and DGIN, our subsidiary, completed the DMG Transfer. In exchange for the equity of Coal Holdco, Dynegy entered into an Undertaking Agreement with DGIN under which Dynegy agreed to make certain specified payments to DGIN aggregating approximately $2.1 billion through October 15, 2026. Subsequent to the exchange, DGIN assigned its rights to receive payments under the Undertaking Agreement to us in exchange for the Promissory Note in the amount of $1.25 billion that matures in 2027. As a condition to Dynegy's consent to the Assignment, the Undertaking Agreement was amended and restated to be between us and Dynegy and to provide for the reduction of Dynegy's obligations if the outstanding principal amount of the Senior Notes decreases as a result of any exchange offer, tender offer or other purchase or repayment by Dynegy or its subsidiaries (other than us or our subsidiaries, unless Dynegy guarantees the debt securities of us or such subsidiary in connection with such exchange offer, tender offer or other purchase or repayment); provided that such principal amount is retired, cancelled or otherwise forgiven. On June 5, 2012, the effective date of the Settlement Agreement, we reacquired Coal Holdco. At such time the Undertaking Agreement and Promissory Note were terminated with no further obligations thereunder. For further discussion, please read Note 1—Organization and Operations—Reorganization—DMG Transfer, Note 21—Related Party Transactions—DMG Transfer and Undertaking Agreement, and Note 27—Subsequent Events.
Sithe Senior Notes.    On September 26, 2011, we completed the Sithe Tender Offer, in which we repurchased approximately $192 million of the Sithe Senior Notes for approximately $217 million. In connection with the Sithe Tender Offer and consent solicitation, we amended the indenture under which the Sithe Senior Notes were issued to eliminate or modify substantially all of the restrictive covenants, certain events of default and certain other provisions and satisfied and discharged the indenture and remaining Sithe Senior Notes. Please read Note 20—Debt—Sithe Senior Notes for further discussion.
Business Discussion
The following is a brief discussion of each of our segments, including a list of key factors that have affected, and are expected to continue to affect, their respective earnings and cash flows. We also present a brief discussion of our corporate-level expenses.
Power Generation Business
We generate earnings and cash flows in the three segments within our power generation business through sales of electric energy, capacity and ancillary services. Primary factors affecting our earnings and cash flows in the power generation business include:

•
Prices for power, natural gas, coal and fuel oil, which in turn are largely driven by supply and demand. Demand for power can vary due to weather and general economic conditions, among other things. Power supplies similarly vary by region and are impacted significantly by available generating capacity, transmission capacity and federal and state regulation. The proliferation of advanced shale gas drilling has increased domestic natural gas supplies which has caused a decline in power prices;

•
The relationship between electricity prices and prices for natural gas and coal, commonly referred to as the "spark spread" and "dark spread," respectively, which impacts the margin we earn on the electricity we generate; and

•
Our ability to enter into commercial transactions to mitigate short- and medium- term earnings volatility and our ability to manage our liquidity requirements resulting from potential changes in collateral requirements as prices move.

Other factors that have affected, and are expected to continue to affect, earnings and cash flows for this business include:

•	Transmission constraints, congestion, and other factors that can affect the price differential between the locations where we deliver generated power and the liquid market hub;

•	Our ability to control capital expenditures, which primarily include maintenance, safety, environmental and reliability projects, and to control operating expenses through disciplined management;

•	Our ability to optimize our assets by maintaining a high in-market availability, reliable run-time and safe, low-cost operations;

•	Our ability to operate and market production from our facilities during periods of planned/unplanned electric transmission outages;

•	Our ability to post the collateral necessary to execute our commercial strategy;

•
The cost of compliance with existing and future environmental requirements that are likely to be more stringent and more comprehensive (please read Item 1. Business—Environmental Matters for further discussion); and

•	Market supply conditions resulting from federal and regional renewable power mandates and initiatives.
Please read "Item 1A. Risk Factors" for additional factors that could affect our future operating results, financial condition and cash flows.
In addition to these overarching factors, other factors have influenced, and are expected to continue to influence, earnings and cash flows for our three reportable segments as further described below.
Coal.    Our assets in Coal are primarily coal-fired facilities but also include two natural gas-fired peaking facilities. The Coal segment was transferred to Dynegy effective September 1, 2011 and reacquired from Dynegy effective June 5, 2012. The following specific factors affect or could affect the performance of this reportable segment:

•
Our ability to maintain sufficient coal inventories, which is dependent upon the continued performance of the mines and railroads for deliveries of coal in a consistent and timely manner, and its impact on our ability to serve the critical winter and summer on-peak loads;

•	Costs of transportation related to coal deliveries;

•	Our requirement to utilize a significant amount of cash for capital expenditures required to comply with the remaining Consent Decree work;

•	Regional renewable energy mandates and initiatives that may alter supply conditions within the ISO and our generating units' positions in the aggregate supply stack;

•	Changes in the MISO market design or associated rules; and

•	Changes in the existing bilateral MISO capacity markets and any resulting effect on future capacity revenues.
Gas.    Our assets in Gas are all natural gas-fired power generating facilities with the exception of our fuel oil-fired Oakland facility. The following specific factors impact or could impact the performance of this reportable segment:

•	Our ability to maintain and operate our plants in a manner that ensures we receive full capacity payments under our various tolling agreements;

•	Our ability to maintain the necessary permits to continue to operate our Moss Landing and Morro Bay facilities with once-through, seawater cooling systems;

•	The costs incurred to demolish and remediate the South Bay facility; and

•	Changes in the existing bilateral CAISO resource adequacy markets and any resulting effect on future capacity revenues.
DNE.    Our assets in DNE include natural gas, fuel oil and coal-fired power generating facilities. To the extent our subsidiaries continue to be the operator and commercial manager of these assets, the following specific factors impact or could impact the performance of this reportable segment:

•
The amount of time that will be required to sell the leased Roseton and Danskammer facilities in accordance with the terms of the Settlement Agreement and Plan Support Agreement and the time to secure necessary applicable federal and state regulatory approvals;

•	Future operating costs, including property taxes and labor;

•
Our ability to maintain sufficient coal and fuel oil inventories, including continued deliveries of coal and oil in a consistent and timely manner, and continued access to uninterrupted natural gas supplies, to serve the winter and summer on-peak loads;

•
The additional costs imposed by state-driven environmental compliance initiatives aimed at reducing mercury emission levels and other constituents such as CO2, NOx and SO2 as well as more restrictive measures for cooling water intakes for fish protection;

•	Changes in NYISO market rules or state-specific mandates that favor and/or subsidize renewable energy sources and demand response initiatives; and

•	Our ability to preserve and/or capture value around planned transmission upgrades designed to improve transfer limits around known constraints.
Other
Other includes corporate expenses such as interest, depreciation and amortization and taxes. Significant items impacting future earnings and cash flows include:

•	Resolution of the Chapter 11 Cases and our ability to obtain support for the Plan;

•	Access to capital markets on reasonable terms, interest rates and other costs of liquidity;

•	Interest expense; and

•	Income taxes, which will be impacted by our ability to realize value from our NOLs and AMT credits.
General and administrative costs are allocated to each reportable segment in accordance with the relevant Services Agreement. They will be impacted by, among other things, (i) staffing levels and associated expenses; (ii) funding requirements under our pension plans; (iii) any future corporate-level litigation reserves or settlements and (iv) our ability to realize planned cost savings reflected in our financial forecasts.
Other also includes our legacy CRM operations, which primarily consists of a minimal number of legacy natural gas agreements that were novated to a third party in 2011.

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
As a result of the Reorganization, our primary sources of internal liquidity are cash flows from operations and cash on hand. Cash on hand includes cash proceeds from the DPC Credit Agreement, which is limited in use and distribution as further described in footnote 1 to the liquidity table below. Please read Note 20—Debt for further information.
On September 1, 2011, we completed the DMG Transfer. Effective June 5, 2012, we reacquired the Coal segment (including DMG). Please read Note 27—Subsequent Events for further discussion.
Our primary sources of external liquidity are proceeds from capital market transactions to the extent we engage in such transactions.
Current Liquidity.    The following tables summarize our liquidity position at September 7, 2012 and December 31, 2011.

	September 7, 2012
	DMG (2)	DPC(1)	Other (3)	Total
	(in millions)
LC capacity, inclusive of required reserves (4)	$34	$252	$27	$313
Less: Required reserves (4)	(1)	(8)	(1)	(10)
Less: Outstanding letters of credit	(29)	(236)	(26)	(291)
LC availability	4	8	—	12
Cash and cash equivalents	60	59	561	680
Collateral posting account (5)	69	238	—	307
Total available liquidity (6)(7)	$133	$305	$561	$999

	December 31, 2011
	DPC(1)	Other (3)	Total
	(in millions)
LC capacity, inclusive of required reserves (4)	$456	$27	$483
Less: Required reserves (4)	(13)	(1)	(14)
Less: Outstanding letters of credit	(386)	(26)	(412)
LC availability	57	—	57
Cash and cash equivalents	32	366	398
Collateral posting account (5)	132	—	132
Total available liquidity (6)(7)	$221	$366	$587
_______________________________________________________________________________

(1)
On August 5, 2011, we borrowed $1,100 million under the DPC Credit Agreement and repaid amounts outstanding and terminated our Fifth Amended and Restated Credit Agreement. A portion of the proceeds from the DPC Credit Agreement borrowing was used to make a $200 million restricted payment to a parent holding company of DPC. The DPC Credit Agreement limits further distributions by DPC to its parent to $135 million per fiscal year. Please read "DPC Restricted Payments below" and Note 20—Debt for further discussion.

(2)
On August 5, 2011, we borrowed $600 million under the DMG Credit Agreement. A portion of the proceeds from the DMG Credit Agreement borrowing was used to make a $200 million restricted payment to a parent holding company of DMG. The DMG Credit Agreement limits further distributions by DMG to its parent to $90 million per fiscal year. Please read "DPC Restricted Payments below" and Note 20—Debt for further discussion. On September 1, 2011, we completed the DMG Transfer. On June 5, 2012, Dynegy contributed and assigned to the Company all of its right, title, and interest in and to one hundred percent (100%) of the issued and outstanding membership interests of Coal Holdco ("DMG Acquisition"). As such, liquidity position amounts are presented for DMG as of September 7, 2012, but not as of December 31, 2011.

(3)
Other cash consists of $305 million and $305 million at Dynegy Gas HoldCo, LLC ("Gas HoldCo"); $14 million and $28 million at Dynegy Administrative Services Company; $49 million and $30 million at DH; and $20 million and $3 million at Dynegy Northeast Generation, Inc. as of September 7, 2012 and December 31, 2011, respectively. Other cash also consists of $173 million at Coal Holdco as of September 7, 2012.

(4)
The LC facilities were collateralized with cash proceeds received under the New Credit Agreements. The amount of the LC availability plus any unused required reserves of 3 percent on the unused capacity, may be withdrawn from the LC facilities with three days written notice for unrestricted use in the operations of the applicable entity. LC capacity as of September 7, 2012 reflects a reduction in capacity for DPC following the requested release of unused cash collateral from restricted cash. Actual commitment amounts under each of the New Credit Agreements have not been reduced, and we can increase the LC capacity up to the original commitment amount in the future by posting additional cash collateral.

(5)
The collateral posting account included in the above liquidity tables is restricted per the Credit Agreements and may be used for future collateral posting requirements or released per the terms of the applicable DPC Credit Agreement or DMG Credit Agreement. Please read Note 20—Debt for further discussion.

(6)
The DH Contingent LC Facility is not included in Total available liquidity as there is currently no capacity available under the facility. Under the terms of the Contingent LC Facility, up to $150 million of capacity can become available, contingent on specified changes in forward spark spreads and power prices for 2012. Our status as a Debtor Entity may limit availability. Please read Note 20—Debt for further discussion.

(7)	Does not reflect our ability to use the first lien structure as described in "Collateral Postings" below.
DPC Restricted Payments.    In addition to the $400 million, in the aggregate, of proceeds from the DPC Credit Agreement that was initially distributed to Gas HoldCo, the DPC Credit Agreement limit distributions by DPC to its parent of $135 million per year, provided the borrower and its subsidiaries possess at least $50 million of unrestricted cash and short-term investments as of the date of the proposed distribution. In December 2011, DPC made a distribution of $135 million to its parent. Please read Note 20—Debt for further discussion.
Collateral Postings.    We use a significant portion of our capital resources in the form of cash and letters of credit to satisfy counterparty collateral demands. These counterparty collateral demands reflect our non-investment grade credit ratings and counterparties' views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors. The following table summarizes our collateral postings to third parties by legal entity at September 7, 2012, December 31, 2011 and December 31, 2010.

	September 7, 2012	December 31, 2011	December 31, 2010
	(in millions)
Dynegy Midwest Generation, LLC (1)
Cash	$20	$—	$—
Letters of Credit	29	—	—
Total DMG	49	—	—

Dynegy Power, LLC:
Cash	$91	$44	$—
Letters of credit	235	386	—
Total DPC	326	430	—

Dynegy Holdings, LLC:
Cash and short-term investments (2)	$2	$—	$87
Letters of credit	26	26	375
Total DH	28	26	462
_______________________________________________________________________________

(1)
On June 5, 2012, Dynegy contributed and assigned to Dynegy Holdings all of its right, title, and interest in and to one hundred percent (100%) of the issued and outstanding membership interests of DMG. In consideration of such membership interests, all liens and the Undertaking Agreement and Note Payable by Dynegy were terminated with no further obligations. Please read Note 27—Subsequent Events for further discussion. As such, liquidity position amounts for DMG as of September 7, 2012, but not as of December 30, 2011 are presented.

(2)	As of December 31, 2010, we had $85 million of short-term investments in our Broker margin account on our consolidated balance sheet.

The change in letters of credit postings from December 31, 2010 to December 31, 2011 is primarily due to contractual obligations under certain operational agreements. Collateral postings decreased from December 31, 2011 to September 7, 2012 primarily due to increased usage of collateral efficient agreements, termination of certain contracts and decrease in collateral requirements due to the roll-off of certain positions.
In addition to cash and letters of credit posted as collateral, we have granted additional permitted first priority liens on the assets already subject to first priority liens under our Credit Agreements. The additional liens were granted as collateral under certain of our commodity derivative agreements in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to the counterparties under such agreements. The counterparties under such agreements would share the benefits of the collateral subject to such first priority liens ratably with the lenders under the Credit Agreements. The fair value of DPC's commodity derivatives collateralized by first priority liens included liabilities of $104 million and $92 million at September 7, 2012 and December 31, 2011, respectively. The fair value of our derivatives, excluding those held by DPC, collateralized by first priority liens included liabilities of $13, zero and $30 million at September 7, 2012, December 31, 2011, and December 31, 2010, respectively.
We expect counterparties' future collateral demands to continue to reflect changes in commodity prices, including seasonal changes in weather-related demand, as well as their views of our creditworthiness. Our ability to use forward economic hedging instruments could be limited due to the collateral requirements the use of such instruments entails.
Operating Activities
Historical Operating Cash Flows.    Our cash flow used in operations totaled $1 million for the twelve months ended December 31, 2011. During the period, our power generation business provided positive cash flow from operations of $348 million from the operation of our power generation facilities offset by a use of cash of $349 million from corporate and other operations primarily due to interest payments to service debt, employee related payments and restructuring costs.
Our cash flow provided by operations totaled $423 million for the twelve months ended December 31, 2010. During the period, our power generation business provided positive cash flow from operations of $938 million from the operation of our power generation facilities, primarily reflecting positive earnings for the period and approximately $290 million of cash received from our futures clearing manager. The receipt of this cash was partly due to lower commodity prices and a reduction of margin requirements; the remaining cash was returned as a result of the posting of $85 million of short-term investments in lieu of cash. Corporate and other operations included a use of cash of approximately $515 million, primarily due to interest payments to service debt and general and administrative expenses.
Our cash flow provided by operations totaled $152 million  for the twelve months ended December 31, 2009. During the period, our power generation business provided positive cash flow from operations of $719 million. Cash provided by the operations of our power generation facilities was partly offset by a $173 million increase in cash collateral postings. Other included a use of cash of approximately $567 million, primarily due to interest payments to service debt and general and administrative expenses.
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
Investing Activities
Capital Expenditures.    We continue to tightly manage our operating costs and capital expenditures. We had approximately $196 million, $333 million and $612 million in capital expenditures during the twelve months ended December 31, 2011, 2010 and 2009, respectively. Our capital spending by reportable segment was as follows:

	December 31,
	2011	2010	2009
	(in millions)
Coal (1)	$115	$274	$502
Gas	79	50	91
DNE	2	3	8
Other and eliminations	—	6	11
Total	$196	$333	$612
_______________________________________________________________________________

(1)
Only includes capital expenditures through August 31, 2011 when the DMG Transfer was completed. Please read Note 3—Chapter 11 Cases for further discussion. Capital expenditures for the period from September 1, 2011 to December 31, 2011 related to the legal entities included in Coal, but not shown in the table above, were $69 million.

Capital spending in our Coal segment primarily consisted of environmental and maintenance capital projects, as well as approximately $104 million spent on development capital related to the Plum Point Project during the year ended December 31, 2009. Capital spending in our Gas and DNE segments primarily consisted of maintenance projects.
We expect capital expenditures for 2012 to be approximately $79 million, which is comprised of $76 million and $3 million in Gas and Other, respectively. The capital budget is subject to revision as opportunities arise or circumstances change. Additionally, we expect capital expenditures for 2012 related to Coal subsequent to the DMG Acquisition on June 5, 2012 to approximate $79 million.
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
The SPDES permit renewal application at our Roseton power generating facility has been challenged by local environmental groups which contend the existing once-through water cooling system should be replaced with a closed-cycle cooling system. A decision to install a closed-cycle cooling system at the Roseton facility would be made considering all relevant factors at such time, including any relevant costs or applicable remediation requirements. If mandated installation of a closed-cycle cooling system would result in a material capital expenditure that renders the operation of a plant uneconomical, we could, at our option, and subject to any applicable financing agreements or other obligations, reduce operations or cease to operate such facility and forego these capital expenditures. In connection with the DH Chapter 11 Cases, the DH Debtor Entities have rejected the leases of the Roseton and Danskammer power generation facilities located in Newburgh, New York. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements. Please read Note 3—Chapter 11 Cases for further discussion regarding the Roseton lease.
Asset Dispositions.    Proceeds from asset sales in 2009 totaled $1,095 million. Of the total $1,476 million in cash proceeds received at the closing of the LS Power Transactions, $990 million related to the disposition of assets, including our interest in the Sandy Creek Project. We also received $175 million from the release of restricted cash on our consolidated balance sheets that had been used to support our funding commitment to the Sandy Creek Project. Please read Note 5—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions for further information. The remaining $214 million of cash received upon closing the LS Power Transactions related to the issuance of $235 million of notes payable and is included in Financing Activities. Please read "—Financing Activities" below and Note 21—Related Party Transactions—Transactions with LS Power for further discussion.
Additionally, during 2009, we sold the Heard County power generation facility for approximately $105 million, net of transaction costs. Please read Note 5—Dispositions, Contract Terminations and Discontinued Operations—Discontinued Operations—Heard County for further discussion.
Other Investing Activities.    Cash inflows related to maturities of short-term investments for the twelve months ended December 31, 2011 totaled $419 million. Cash outflows for purchases of short-term investments during the twelve months ended December 31, 2011 totaled $244 million.

Cash inflows related to short-term investments during the year ended December 31, 2010 totaled $302 million, reflecting maturities and early redemptions of short-term investments. Cash outflows related to purchases of short-term investments during the year ended December 31, 2010 totaled $477 million.
Cash inflows related to short-term investments during the year ended December 31, 2009 totaled $16 million, reflecting a distribution of our short-term investments.
There was a $222 million cash inflow related to restricted cash balances during the twelve months ended December 31, 2011 primarily due to (i) the release of $850 million upon the termination of the Company's former Fifth Amended and Restated Credit Agreement, (ii) the release of $43 million upon the completion of the Sithe Tender Offer, (iii) the return of $75 million cash collateral and (iv) the release of $50 million related to the expiration of a security and deposit agreement. These decreases in restricted cash were partially offset by increases of $662 million, $103 million and $27 million associated with the DPC Credit Agreement, the DMG Credit Agreement and a DH Letter of Credit Reimbursement and Collateral Agreement, respectively.
There was also a $441 million cash outflow as a result of the DMG Transfer on September 1, 2011.
There was a $15 million cash outflow related to our funding commitment obligation under the PPEA Sponsor Support Agreement and a $3 million cash outflow due to changes in restricted cash balances during the year ended December 31, 2010. There was a $190 million cash inflow during the year ended December 31, 2009 related to changes in restricted cash balances primarily due to the release of $175 million of restricted cash that was used to support our funding commitment to the Sandy Creek Project.
Other included $10 million and $3 million of property insurance claim proceeds during the twelve months ended December 31, 2011 and 2009, respectively.
Financing Activities
Historical Cash Flow from Financing Activities.    Cash flow provided by financing activities totaled $375 million during the twelve months ended December 31, 2011. Proceeds from long-term borrowings of $2,022 million, net of $44 million of debt issuance costs, consisted of:

•	$1,078 million of cash proceeds from the $1,100 million DPC Credit Agreement;

•	$588 million of cash proceeds from the $600 million DMG Credit Agreement; and

•	$400 million from a borrowing under the revolving portion of our former Fifth Amended and Restated Credit Agreement.
These proceeds were partially offset by repayments of borrowings of $1,626 million, which consisted of the following:

•	$850 million term facility under our former Fifth Amended and Restated Credit Agreement;

•	$400 million under the revolving portion of our former Fifth Amended and Restated Credit Agreement;

•	$80 million in repayment of our 6.875 percent senior notes;

•	$68 million in repayment of our Tranche B term loan;

•	$225 million in repayment of borrowings on Sithe senior debt; and

•	$3 million in payments on the DPC Credit Agreement
We also paid debt extinguishment costs of $21 million in connection with the termination of the Sithe senior debt.
Net cash used in financing activities during the twelve months ended December 31, 2010 totaled $69 million due to the payments of $62 million in aggregate principal amount on our Sithe 9.00 percent secured bonds due 2013 and $6 million of financing fees.
Net cash used in financing activities during the twelve months ended December 31, 2009 totaled $1,193 million, including $585 million in aggregate dividend payments to Dynegy Inc. Repayments of borrowings were $890 million, and consisted of the following:

•	$421 million in aggregate principal amount on our 6.875 percent senior unsecured notes due 2011 ("2011 Notes");

•	$412 million in aggregate principal amount on our 8.75 percent senior unsecured notes due 2012 ("2012 Notes"); and

•	$57 million in aggregate principal amount on our Sithe 9.00 percent secured bonds due 2013.
We also paid debt extinguishment costs of $46 million in connection with the repayment of the 2011 Notes and 2012 Notes.
These payments were partially offset by $328 million of net proceeds from the following borrowings:

•	$130 million under the PPEA Credit Agreement Facility; and

•	$214 million of cash proceeds from the LS Power Transactions allocated to the issuance of $235 million of 7.5 percent senior unsecured notes due 2015.
These borrowings were partly offset by $16 million of financing fees related to an amendment of our former Fifth Amended and Restated Credit Agreement.
Summarized Debt and Other Obligations.    The following table depicts our third party debt obligations, and the extent to which they are secured as of December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
	(in millions)
First secured obligations	$1,097	$918
Unsecured obligations (1)	3,570	3,644
Lease obligations (2)	—	590
Sithe secured non-recourse obligation	—	225
Total obligations	4,667	5,377
Less: Lease obligations (2)	—	(590)
Other (3)	(21)	(13)
Total notes payable and long-term debt (4)	$4,646	$4,774
_______________________________________________________________________________

(1)	Our unsecured obligations as of December 31, 2011 are subject to compromise as a result of our bankruptcy filing on November 7, 2011. Please read Note 3—Chapter 11 Cases for further discussion.

(2)
Represents present value of future lease payments associated with the leases of the Roseton and Danskammer facilities discounted at 10 percent at December 31, 2010. In December 2011, the Bankruptcy Court entered a stipulated order approving the rejection of the leases. For additional discussion please read Note 3—Chapter 11 Cases and "Contractual Obligations" below.

(3)	Consists of net discounts on debt.

(4)	Does not include letters of credit.
Please read Note 20—Debt for further discussion of these items. Our consolidated debt maturity profile as of December 31, 2011, excluding the senior notes and debentures that are subject to compromise in the bankruptcy process, as of December 31, 2011 includes $7 million in 2012, $7 million in 2013, $6 million in 2014, $6 million in 2015, $1,050 million in 2016 and zero thereafter, all of which relate to the DPC Credit Agreement.
Financing Trigger Events.    The debt instruments and other financial obligations related to our subsidiaries which have not filed for bankruptcy protection include provisions which, if not met, could require early payment, additional collateral support or similar actions. The trigger events connected to the financing of our non-debtor subsidiaries include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions, insolvency events, acceleration of other financial obligations and change of control provisions. Our non-debtor subsidiaries do not have any trigger events tied to specified credit ratings or stock price in our debt instruments and are not party to any contracts that require us to issue equity based on credit ratings or other trigger events.
The pre-petition debt instruments and other financial obligations related to the DH Debtor Entities included similar trigger events. The DH Debtor Entities do not currently pay interest or make other debt service payments on such pre-petition obligations and the conditions necessary for certain of such trigger events may exist. The DH Debtor Entities have entered into and obtained Bankruptcy Court approval of a $15 million Intercompany Revolving Loan Agreement which includes certain covenants and requirements that, if not met, could require early payment or similar actions.
Financial Covenants.    Following the termination of DH's Fifth Amended and Restated Credit Agreement on August 5, 2011, we are no longer subject to any financial covenants.
Credit Ratings
Our credit rating status is currently "non-investment grade" and our current ratings are as follows:

	Standard & Poor's	Moody's	Fitch
DH:
Corporate Family Rating (1)	NR	NR	D
Senior Unsecured (1)	NR	NR	CC
DPC:
Senior Secured	B	B2	B
_______________________________________________________________________________

(1)
Moody's Investor Services withdrew its Corporate family rating and rating of our senior unsecured bonds after the DH Debtor Entities filed the Chapter 11 Cases. Standard & Poor's withdrew its Corporate family rating and the rating of our senior unsecured bonds on May 18, 2012.

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
Contractual Obligations
The following table summarizes the contractual obligations of the Company and its consolidated subsidiaries as of December 31, 2011. Cash obligations reflected are not discounted and do not include accretion or dividends.

	Expiration by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in millions)
Debt subject to compromise	$3,570	$88	$—	$1,832	$1,650
Interest payments on debt subject to compromise	1,763	278	548	409	528
Long-term debt (including current portion)	1,076	7	13	1,056	—
Interest payments on debt	464	101	199	164	—
Coal commitments (1)	449	179	184	86	—
Operating leases	378	324	35	12	7
Capacity payments	257	39	78	55	85
Interconnection obligations	16	1	2	2	11
Construction service agreements	258	29	95	94	40
Other obligations	61	14	37	1	9
Total contractual obligations	$8,292	$1,060	$1,191	$3,711	$2,330
_______________________________________________________________________________

(1)	Included based on nature of purchase obligations under associated contracts.
Long-Term Debt (Including Current Portion) Subject to Compromise.    Total amounts of Long-term debt (including current portion) include approximately $3.6 billion in senior notes and debentures issued by the Company that are subject to compromise in the bankruptcy process. Please read Note 3—Chapter 11 Cases and Note 19—Liabilities Subject to Compromise for further discussion.
Interest Payments on Debt Subject to Compromise.    Interest payments on debt subject to compromise represent periodic interest payment obligations associated with our senior notes and debentures and subordinated notes that are subject to compromise in the bankruptcy process. However, we are not currently making interest payments on the debt due to our bankruptcy filing. Please read Note 3—Chapter 11 Cases for further discussion.
Long-Term Debt (Including Current Portion).    Long-term debt includes amounts related to the DPC Credit Agreement. Please read Note 20—Debt—DPC Credit Agreement for further discussion.
Interest Payments on Debt.    Interest payments on debt represent estimated periodic interest payment obligations associated with the DPC Credit Agreement. Please read Note 20—Debt—DPC Credit Agreement for further discussion.
Coal Commitments.    At December 31, 2011, our subsidiaries had contracts in place to purchase coal for various generation facilities. Obligations related to the purchase of the coal are $449 million through 2015. Approximately $433 million of the coal purchased under these contracts will be sold to DMG, an indirect wholly-owned subsidiary of Dynegy.
Operating Leases.    Operating leases include $300 million, which represented our best estimate of the amount of the allowed claim related to the termination of the DNE lease and is subject to compromise in the bankruptcy process as of December 31, 2011. Please read Note 3—Chapter 11 Cases and Note 19—Liabilities Subject to Compromise for further discussion. Operating leases also includes minimum lease payment obligations associated with office and office equipment leases.
In addition, a subsidiary of the Company is party to two charter party agreements relating to two VLGCs previously utilized in our former global liquids business. The aggregate minimum base commitments of the charter party agreements are approximately $18 million for 2012 and approximately $23 million in aggregate for the period from 2013 through lease expiration. The charter party rates payable under the two charter party agreements vary in accordance with market-based rates for similar shipping services. The $18 million and $23 million amounts set forth above are based on the minimum obligations set forth in the two charter party agreements. The primary terms of the charter party agreements expire September 2013 and September 2014, respectively. Both VLGCs have been sub-chartered to a wholly-owned subsidiary of Transammonia Inc. The terms of the sub-charters are identical to the terms of the original charter agreements. The subsidiary of the Company relies on the sub-charters with a subsidiary of Transammonia to satisfy the obligations of the two charter party agreements. To date, the subsidiary of Transammonia has complied with the terms of the sub-charter agreements.
Capacity Payments.    Capacity payments include fixed obligations associated with transmission, transportation and storage arrangements totaling approximately $257 million.
Interconnection Obligations.    Interconnection obligations represent an obligation with respect to interconnection services for the Ontelaunee facility. This agreement expires in 2027. The obligation under this agreement is approximately $1 million per year through the term of the contract.
Construction Service Agreements.    Construction service agreements represent obligations with respect to long-term plant maintenance agreements. The obligation under these agreements is approximately $258 million.
Other Obligations.    Other obligations primarily include the following items:

•	Demolition and restoration obligation associated with the South Bay facility of $37 million;

•	Payments associated with a capacity contract between Independence and Con Edison. The aggregate payments through the 2014 expiration are approximately $6 million as of December 31, 2011;

•	Obligations of $5 million for harbor support and utility work in connection with Moss Landing;

•	Reserves of $4 million recorded in connection with uncertain tax positions. Please read Note 22—Income Taxes—Unrecognized Tax Benefits for further discussion;

•	Obligations of $3 million primarily for water supply agreement and other contracts in connection with Ontelaunee;

•	Obligations of $2 million primarily for Morro Bay city improvements in connection with our Morro Bay facility;

•	Obligations of $2 million related to information technology related contracts; and

•	Severance and retention obligations of $2 million as of December 31, 2011 in connection with a reduction in workforce and the closure of certain power generation facilities. Please read Note 8—Impairment and Restructuring Charges—Restructuring Charges for further discussion.
Contingent Financial Obligations
The following table provides a summary of the contingent financial obligations of the Company and our consolidated subsidiaries as of December 31, 2011 on an undiscounted basis. These obligations represent contingent obligations that may require a payment of cash upon the occurrence of specified events. We were deconsolidated effective November 7, 2011 and subsequently accounted for under the equity method accounting. We have included the following disclosure because we believe it is meaningful to investors.

	Expiration by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in millions)
Letters of credit(1)	$412	$412	$—	$—	$—
Surety bonds(2)	9	9	—	—	—
Guarantees	2	2	—	—	—
Total financial commitments	$423	$423	$—	$—	$—
_______________________________________________________________________________

(1)	Amount includes outstanding letters of credit.

(2)	Surety bonds are generally on a rolling 12-month basis. The $9 million of surety bonds are primarily supported by collateral.
Commitments and Contingencies
Please read Note 23—Commitments and Contingencies, which is incorporated herein by reference, for further discussion of our material commitments and contingencies.
RESULTS OF OPERATIONS
Overview and Discussion of Comparability of Results.    In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the years ended December 31, 2011, 2010 and 2009. At the end of this section, we have included our business outlook for each segment.
As reflected in this report, we have changed our reportable segments. Prior to September 30, 2011, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE. Beginning with the third quarter 2011, as a result of the Reorganization in August 2011 our reportable segments are: (i) the Coal segment ("Coal"); (ii) the Gas segment ("Gas") and (iii) the Dynegy Northeast segment ("DNE"). Accordingly, we have recast the corresponding items of segment information for all prior periods. Our consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization. General and administrative expenses are allocated to each reportable segment.
On September 1, 2011, Dynegy and Dynegy Gas Investments, LLC ("DGIN") consummated the DMG Transfer; therefore, the results of our Coal segment are only included in our consolidated results through August 31, 2011. On June 5, 2012, the effective date of the Settlement Agreement, we reacquired Coal Holdco. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement and Note 27—Subsequent Events for further discussion.
Consolidated Summary Financial Information—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The following tables provide summary financial data regarding our consolidated and segmented results of operations for the years ended December 31, 2011 and 2010, respectively.

	Years Ended December 31,
	2011	2010	Change	% Change
Revenues	$1,437	$2,323	$(886)	(38)%
Cost of sales	(931)	(1,181)	250	21%
Gross margin, exclusive of depreciation shown separately below	506	1,142	(636)	(56)%
Operating and maintenance expense, exclusive of depreciation shown separately below	(364)	(450)	86	19%
Depreciation and amortization expense	(288)	(392)	104	27%
Impairment and other charges	(7)	(148)	141	95%
Gain on sale of assets	1	—	1	100%
General and administrative expenses	(102)	(158)	56	35%
Operating loss	(254)	(6)	(248)	(4,133)%
Bankruptcy reorganization charges	(666)	—	(666)	(100)%
Losses from unconsolidated investments	—	(62)	62	100%
Interest expense	(349)	(363)	14	4%
Debt extinguishment costs	(21)	—	(21)	(100)%
Other income and expense, net	35	4	31	775%
Loss from continuing operations before income taxes	(1,255)	(427)	(828)	(194)%
Income tax benefit	315	184	131	71%
Loss from continuing operations	(940)	(243)	(697)	(287)%
Income from discontinued operations, net of taxes	—	1	(1)	(100)%
Net loss	$(940)	$(242)	$(698)	(288)%
The following tables provide summary financial data regarding our operating income (loss) by segment for the years ended December 31, 2011 and 2010, respectively:

	Year Ended December 31, 2011
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$460	$872	$104	$1	$1,437
Cost of sales	(237)	(629)	(65)	—	(931)
Gross margin, exclusive of depreciation shown separately below	223	243	39	1	506
Operating and maintenance expense, exclusive of depreciation shown separately below	(105)	(148)	(110)	(1)	(364)
Depreciation and amortization expense	(156)	(132)	7	(7)	(288)
Impairment and other charges	—	—	(2)	(5)	(7)
Gain on sale of assets, net	—	—	1	—	1
General and administrative expenses	(27)	(62)	(10)	(3)	(102)
Operating loss	$(65)	$(99)	$(75)	$(15)	$(254)

	Year Ended December 31, 2010
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$837	$1,223	$264	$(1)	$2,323
Cost of sales	(355)	(707)	(121)	2	(1,181)
Gross margin, exclusive of depreciation shown separately below	482	516	143	1	1,142
Operating and maintenance expense, exclusive of depreciation shown separately below	(175)	(153)	(120)	(2)	(450)
Depreciation and amortization expense	(256)	(135)	5	(6)	(392)
Impairment and other charges	(4)	(136)	(2)	(6)	(148)
General and administrative expenses	(52)	(69)	(15)	(22)	(158)
Operating income (loss)	$(5)	$23	$11	$(35)	$(6)
Discussion of Consolidated Results of Operations
Revenues.    Revenues decreased by $886 million from $2,323 million for the year ended December 31, 2010 to $1,437 million for the year ended December 31, 2011. Of this decrease, approximately $185 million is due to the DMG Transfer. The remaining decrease of $701 million is primarily due to:

•
Approximately $288 million related to the difference between mark-to-market losses on forward sales of power and other derivatives in 2011, compared to mark-to-market gains in 2010. Such losses totaled $188 million for the year ended December 31, 2011, compared to $100 million of mark-to-market gains for the year ended December 31, 2010. The mark-to-market losses for the year ended December 31, 2011 included fees of approximately $8 million paid to brokers in connection with the Reorganization.

•
Approximately $413 million related to lower generated volumes and market prices as well as less revenue from capacity sales, RMR agreements, option premiums and the financial settlement of derivative instruments, as further described below.

Cost of Sales.    Cost of sales decreased by $250 million from $1,181 million for the year ended December 31, 2010 to $931 million for the year ended December 31, 2011. Of this decrease, approximately $123 million is due to the DMG Transfer. The remaining decrease of approximately $127 million is due to lower generated volumes and lower gas and coal prices, as further described below.
Operating and Maintenance Expense, Exclusive of Depreciation Shown Separately Below.    Operating and maintenance expense decreased by $86 million from $450 million for the year ended December 31, 2010 to $364 million for the year ended December 31, 2011. Of this decrease, approximately $57 million is due to the DMG Transfer. The remaining decrease of approximately $29 million is due to the mothballing and subsequent retirement of the Vermilion facility in 2011, the retirement of the South Bay facility in late 2010 and a curtailment gain due to a change in Dynegy's post retirement benefit plan in 2011.
Depreciation and Amortization Expense.    Depreciation expense decreased by $104 million from $392 million for the year ended December 31, 2010 to $288 million for the year ended December 31, 2011. Of this decrease, approximately $117 million is due to the DMG Transfer.
Impairment and Other Charges.    Impairment and other charges for the year ended December 31, 2011 includes $2 million in impairment charges related to the Roseton and Danskammer facilities and $5 million restructuring costs. Impairment and other charges for the year ended December 31, 2010 included a pre-tax asset impairment of $134 million related to our Casco Bay power generation facility and related assets and $12 million related to severance charges for a reduction in workforce and the closure of our Vermilion and South Bay facilities. Please read Note 8—Impairment and Restructuring Charges for further discussion.
General and Administrative Expenses.    General and administrative expenses decreased $56 million from $158 million for the year ended December 31, 2010 to $102 million for the year ended December 31, 2011. Of this decrease, approximately $18 million is due to the DMG Transfer. The remaining decrease of approximately $38 million was primarily driven by lower salary and benefits costs as a result of ongoing cost savings initiatives, and a reduction in the value of cash-settled stock-based compensation instruments partially offset by $5 million of severance costs and $15 million of restructuring costs in 2011.
Bankruptcy Reorganization Charges. Bankruptcy reorganization charges for the year ended December 31, 2011 were

$666 million. These charges consisted of approximately $611 million related to the rejection of the DNE lease, approximately $55 million for the write-off of deferred financing costs related to our unsecured notes and debentures and costs related to bankruptcy advisors. We did not have any similar charges during the year ended December 31, 2010 as the Chapter 11 Cases commenced on November 7, 2011.
Losses from Unconsolidated Investments.    Losses from unconsolidated investments for the year ended December 31, 2010 were $62 million related to our former investment in PPEA Holding. The losses consisted of $28 million related to the loss on sale of PPEA Holding, sold in the fourth quarter of 2010, and an impairment charge of approximately $37 million partially offset by $3 million in equity earnings primarily related to mark-to-market gains on interest rate swaps offset by financing expenses. Our investment in PPEA Holding was fully impaired at March 31, 2010 due to the uncertainty regarding PPEA's financing structure. Please read Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion.
Interest Expense.    Interest expense totaled $349 million and $363 million for the years ended December 31, 2011 and 2010, respectively. Interest expense decreased because we ceased accruing interest on our unsecured notes and debentures as a result of the commencement of the Chapter 11 Cases on November 7, 2011. This decrease was partially offset by an increase in interest expense due to higher borrowings and rates under the DMG Credit Agreement (through September 1, 2011) and the DPC Credit Agreement compared to our prior Fifth Amended and Restated Credit Agreement.
Debt Extinguishment Costs.    Debt extinguishment costs totaled $21 million for the year ended December 31, 2011 and were incurred in connection with the termination of the Sithe senior debt. Please read Note 20—Debt—Sithe Senior Notes for further discussion.
Other income and expense, net.    Other income and expense, net increased to $35 million of income for the year ended December 31, 2011 from income of $4 million for the year ended December 31, 2010. The increase is due to interest income on the Undertaking receivable, affiliate. Please read Note 21—Related Party Transactions—DMG Transfer and Undertaking Agreement for further discussion.
Income Tax Benefit.    We reported an income tax benefit from continuing operations of $315 million for the year ended December 31, 2011, compared to an income tax benefit from continuing operations of $184 million for the year ended December 31, 2010. The effective tax rate in 2011 was 25 percent, compared to 43 percent in 2010.
For the year ended December 31, 2011, the difference between the effective rate of 25 percent and the statutory rate of 35 percent is primarily due to the impact of state taxes partially offset by a change in our valuation allowance. For the year ended December 31, 2010, the difference between the effective rate of 43 percent and the statutory rate of 35 percent resulted primarily from a benefit of $18 million related to the release of reserves for uncertain tax positions, partially offset by the impact of state taxes.
In connection with the DMG Transfer, we recognized a deferred tax asset of approximately $466 million and subsequently recorded a valuation allowance for the full amount. We do not believe we will produce sufficient taxable income, nor are there tax planning strategies available to realize the tax benefit.
Discussion of Segment Results of Operations
Coal Segment. Effective September 1, 2011, we completed the DMG Transfer. Therefore, the results of the Coal segment (including DMG) were only included in our consolidated results of operations through August 31, 2011. Power prices were slightly lower in 2011 compared to 2010. On-peak prices were lower in 2011 compared to 2010, which was partly offset by higher off-peak prices in 2011 compared to 2010.
The following table provides summary financial data regarding our Coal segment results of operations for the years ended December 31, 2011 and 2010, respectively:

	Year Ended December 31,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues:
Energy	$512	$699	$(187)	(27)%
Capacity	8	17	(9)	(53)%
Financial transactions:
Mark-to-market income (loss)	(76)	21	(97)	(462)%
Financial settlements	6	97	(91)	(94)%
Option premiums	14	7	7	100%
Total financial transactions	(56)	125	(181)	(145)%
Other(1)	(4)	(4)	—	—%
Total revenues	460	837	(377)	(45)%
Cost of sales	(237)	(355)	118	33%
Gross margin	$223	$482	$(259)	(54)%
Million Megawatt Hours Generated	15.6	22.3	(6.7)	(30)%
In Market Availability for Coal Fired Facilities(2)	92%	91%
Average Quoted On-Peak Market Power Prices ($/MWh)(3):
Cinergy (Cin Hub)	$45	$42	$3	7%
_______________________________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.

(3)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
Gross margin from the Coal segment decreased by $259 million from $482 million for the year ended December 31, 2010, to $223 million for the year ended December 31, 2011. Approximately $62 million of this decrease is the result of the DMG Transfer. The remaining decrease of $197 million was driven by the following:

•	Mark-to-market revenue decreased by $181 million due to a net change from mark-to-market revenue from $105 million in 2010 to a mark-to-market loss of $76 million in 2011.

•
Settlements revenue decreased by $26 million due to fewer volumes hedged in 2011 compared to 2010. Settlements revenue also decreased due to the average value of our hedging positions being lower in 2011 compared to 2010.

•	Capacity revenue decreased by $7 million due to lower capacity prices in the MISO capacity market in 2011 compared to 2010.
The above decreases were partially offset by an increase in energy revenue and the corresponding cost of sales by $14 million and $4 million, respectively, for a net increase in energy margin of $10 million. These increases were due to higher generation volumes. Generation volumes increased at Baldwin due to fewer outages in 2011 compared to 2010. In early 2010, Baldwin experienced a three month outage that reduced burns for 2010. While Baldwin did experience outages in 2011, they were not as significant as those in 2010.
Gas Segment.    Spark-spreads in the Northeast were somewhat mixed in 2011 with improved spark-spreads in the first quarter offset by lower spark-spreads in the third quarter. Additionally, net generated volumes were lower at Casco Bay in 2011 compared to 2010 due to planned and unplanned outages. In PJM, net generated volumes were higher driven primarily by positive off-peak spark-spreads at Ontelaunee.
For the California facilities, spark-spreads were down in 2011 as compared to 2010. Robust snowpack in the Northwest United States and California led to strong hydro production; the Northwest United States recorded the second greatest hydro production since 1993. This coupled with a very mild summer, led to historical low spark-spreads. Generated volumes were down significantly due to competition with hydro generation as well as an unplanned outage.
The following table provides summary financial data regarding our Gas segment results of operations for the years ended

December 31, 2011 and 2010, respectively.

	Year Ended December 31,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues:
Energy	$489	$619	$(130)	(21)%
Capacity	213	231	(18)	(8)%
RMR	6	45	(39)	(87)%
Tolls	131	137	(6)	(4)%
Natural gas	193	169	24	14%
Financial transactions:
Mark-to-market losses	(61)	(11)	(50)	(455)%
Financial settlements	(159)	(117)	(42)	(36)%
Option premiums	19	127	(108)	(85)%
Total financial transactions	(201)	(1)	(200)	(20,000)%
Other(1)	41	23	18	78%
Total revenues	872	1,223	(351)	(29)%
Cost of sales	(629)	(707)	78	11%
Gross margin	$243	$516	$(273)	(53)%
Million Megawatt Hours Generated(2)	12.3	14.2	(1.9)	(13)%
Average Capacity Factor for Combined Cycle Facilities(3)	21%	31%
Average Quoted On-Peak Market Power Prices ($/MWh)(4):
Commonwealth Edison (NI Hub)	$41	$41	$—	—%
PJM West	$51	$54	$(3)	(6)%
North of Path 15 (NP 15)	$36	$40	$(4)	(10)%
New York—Zone A	$42	$44	$(2)	(5)%
Mass Hub	$53	$56	$(3)	(5)%
Average Market Spark Spreads ($/MWh)(5):
PJM West	$19	$19	$—	—%
North of Path 15 (NP 15)	$4	$6	$(2)	(33)%
New York—Zone A	$9	$9	$—	—%
Mass Hub	$18	$18	$—	—%
Average natural gas price—Henry Hub ($/MMBtu)(6)	$3.99	$4.38	$(0.39)	(9)%
_______________________________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Includes hours generated for the full year 2011 and 2010 and also includes our ownership percentage in the MWh generated by our investment in the Black Mountain power generation facility.

(3)	Reflects actual production as a percentage of available capacity.

(4)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

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
Gross margin for the Gas segment decreased by $273 million from $516 million for the year ended December 31, 2010, to $243 million for the year ended December 31, 2011. This decrease was driven by the following:

•
Premium revenue decreased by $108 million due to fewer options sold and fewer premiums collected in 2011 compared to 2010 due to a decline in price volatilities. Market volatilities have been in decline for the past two years, reducing the value of options on a unit basis and diminishing the revenue opportunities from their sale. Additionally, fewer option sales have resulted from our strategy of leaving more of our portfolio open to a market recovery expected over the next few years while we opportunistically hedge short-term cash flows.

•
Energy revenue and the corresponding cost of sales decreased by $130 million and $78 million, respectively, for a net decrease in energy margin of $52 million. Energy revenue and cost of sales decreased due to lower market pricing across the region and lower volumes generated. Volumes were down due to lower spark spreads at Moss Landing and Casco Bay in 2011 compared to 2010. Volumes were also down due to more outages at Moss Landing and Casco Bay in 2011 compared to 2010. Both plants experienced significant outages in 2011 due to required turbine blade repairs. These decreases were partially offset by increases in volumes at Kendall and Ontelaunee which both saw an increase in generation volumes due to fewer outages and derates in 2011 compared to 2010 as well as improved spark spreads in 2011.

•	Mark-to-market revenue decreased by $50 million due to a net change in mark-to-market losses from $11 million in 2010 compared to $61 million in 2011.

•
RMR revenue decreased by $39 million due to the expiration of the South Bay RMR agreement. The CAISO elected not to renew the agreement for 2011 and the facility was permanently retired on December 31, 2010.

•
Capacity revenue decreased by $18 million due to lower capacity prices in the NYISO, PJM and Mass Hub markets in 2011 compared to 2010. Capacity prices have decreased significantly year over year due to excess capacity in the market.

•
Tolling revenue decreased by $6 million due to the termination of the Kendall Constellation toll in 2010. In connection with the termination of the Kendall toll in 2010, we received a termination payment which was not repeated in 2011. The decrease from the 2010 cancellation payment was partially offset by higher revenues from the Moss Landing toll which was renewed with higher rates for 2011.

The above decreases were partially offset by the following increases:

•
Natural gas revenue increased by $24 million due to an increase in volumes sold in 2011 compared to 2010. The increase in volumes sold is due to lower 2011 power generation primarily at Independence. The decrease in power generation made more gas available to be sold back to the market as it was not required for production.

•
Other revenue increased by $18 million primarily due to an increase in ancillary pricing in the PJM market and increased 2011 off-peak generation at Ontelaunee which provided the opportunity to supply more ancillary services.

DNE Segment.    Average spark spreads have stayed flat year over year. During the year, dark spreads at Danskammer were compressed by lower Zone G prices and increased coal prices. These compressed spark spreads more than offset the increases in spreads from earlier in the year. In addition, increased imports from the NE-ISO impacted our results.
The following table provides summary financial data regarding our DNE segment results of operations for the years ended December 31, 2011 and 2010, respectively.

	Year Ended December 31,
	2011	2010	Change	% Change
	(dollars in millions)
Revenues:
Energy	$93	$142	$(49)	(35)%
Capacity	17	41	(24)	(59)%
Financial transactions:
Mark-to-market income (loss)	(46)	18	(64)	(356)%
Financial settlements	35	32	3	9%
Option premiums	2	7	(5)	(71)%
Total financial transactions	(9)	57	(66)	(116)%
Other(1)	3	24	(21)	(88)%
Total revenues	104	264	(160)	(61)%
Cost of sales	(65)	(121)	56	46%
Gross margin	$39	$143	$(104)	(73)%
Million Megawatt Hours Generated(2)	1.2	2.2	(1.0)	(45)%
In Market Availability for Coal Fired Facilities(3)	97%	95%
Average Capacity Factor—Coal	21%	53%
Average Capacity Factor—Gas	3%	4%
Average Quoted On-Peak Market Power Prices ($/MWh)(4):
New York—Zone G	$57	$59	$(2)	(3)%
Average Market Spark Spreads ($/MWh)(5):
Fuel Oil	$(121)	$(72)	$(49)	(68)%
_______________________________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Includes hours generated for the full year 2011 and 2010.

(3)	Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.

(4)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

(5)
Reflects the simple average of the spark spread available to a 7.0 MMBtu/MWh heat rate generator or an 11.0 MMBtu/MWh heat rate fuel oil-fired generator selling power at day-ahead prices and buying delivered natural gas or fuel oil at a daily cash market price and does not reflect spark spreads available to us.

Gross margin for the DNE segment decreased by $104 million from $143 million for the year ended December 31, 2010, to $39 million for the year ended December 31, 2011. This decrease was driven by the following:

•	Mark-to-market revenue decreased by $64 million due to a net change in mark-to-market revenue of $18 million in 2010 to a mark-to-market loss of $46 million in 2011.

•	Capacity revenue decreased by $24 million due to lower capacity prices in the NYISO capacity market in 2011 compared to 2010.

•	Other revenue decreased by $21 million primarily due to the 2010 sale of Roseton fuel oil. There were no corresponding fuel oil sales in 2011.

•
Energy revenue and the corresponding cost of sales both decreased by $49 million and $56 million, respectively, for a net increase in energy margin of $7 million. Energy revenue and cost of sales decreased due to lower volumes generated. The decrease in volumes is due to the cycling of units at Danskammer and economic conditions. Danskammer began cycling units D3 and D4 to reduce generation in non-profitable off-peak hours which has decreased generation volumes but increased the average price per MWh sold. Volumes were also down due to generation costs associated with Roseton and Danskammer being higher than what could have been realized in the market for longer periods of time in 2011 compared to 2010. Also impacting Roseton volumes in 2010, was a third party nuclear facility located in the Northeast that was down for an extended period which resulted in Roseton being dispatched more in 2010 compared to 2011.

Consolidated Summary Financial Information—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The following tables provide summary financial data regarding our consolidated and segmented results of operations for the years ended December 31, 2010 and 2009, respectively.

	Years Ended December 31,
	2010	2009	Change	% Change
Revenues	$2,323	$2,468	$(145)	(6)%
Cost of sales	(1,181)	(1,194)	13	1%
Gross margin, exclusive of depreciation shown separately below	1,142	1,274	(132)	(10)%
Operating and maintenance expense, exclusive of depreciation shown separately below	(450)	(521)	71	14%
Depreciation and amortization expense	(392)	(335)	(57)	(17)%
Goodwill impairment	—	(433)	433	100%
Impairment and other charges	(148)	(538)	390	72%
Loss on sale of assets, net	—	(124)	124	100%
General and administrative expenses	(158)	(159)	1	1%
Operating loss	(6)	(836)	830	99%
Losses from unconsolidated investments	(62)	(72)	10	14%
Interest expense	(363)	(415)	52	13%
Debt extinguishment costs	—	(46)	46	100%
Other income and expense, net	4	10	(6)	(60)%
Loss from continuing operations before income taxes	(427)	(1,359)	932	69%
Income tax benefit	184	313	(129)	(41)%
Loss from continuing operations	(243)	(1,046)	803	77%
Income (loss) from discontinued operations, net of taxes	1	(222)	223	100%
Net loss	(242)	(1,268)	1,026	81%
Less: Net loss attributable to noncontrolling interests	—	(15)	15	100%
Net loss attributable to Dynegy Inc.	$(242)	$(1,253)	$1,011	81%
The following tables provide summary financial data regarding our operating income (loss) by segment for the years ended December 31, 2010 and 2009, respectively:

	Year Ended December 31, 2010
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$837	$1,223	$264	$(1)	$2,323
Cost of sales	(355)	(707)	(121)	2	(1,181)
Gross margin, exclusive of depreciation shown separately below	482	516	143	1	1,142
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(175)	(153)	(120)	(2)	(450)
Depreciation and amortization expense	(256)	(135)	5	(6)	(392)
Impairment and other charges	(4)	(136)	(2)	(6)	(148)
General and administrative expenses	(52)	(69)	(15)	(22)	(158)
Operating income (loss)	$(5)	$23	$11	$(35)	$(6)

	Year Ended December 31, 2009
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$941	$1,260	$273	$(6)	$2,468
Cost of sales	(345)	(716)	(134)	1	(1,194)
Gross margin, exclusive of depreciation shown separately below	596	544	139	(5)	1,274
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(182)	(217)	(123)	1	(521)
Depreciation and amortization expense	(161)	(148)	(8)	(18)	(335)
Goodwill impairments	—	(433)	—	—	(433)
Impairment and other charges	(42)	(284)	(212)	—	(538)
Loss on sale of assets, net	(6)	(118)	—	—	(124)
General and administrative expenses	(49)	(96)	(13)	(1)	(159)
Operating income (loss)	$156	$(752)	$(217)	$(23)	$(836)
Discussion of Consolidated Results of Operations
Revenues.    Revenues decreased by $145 million from $2,468 million for the year ended December 31, 2009 to $2,323 million for the year ended December 31, 2010. Of this decrease $386 million related to less revenue generated from the financial settlement of derivative instruments. The decrease from financial settlements was partially offset by an increase of $201 million in mark-to-market revenue from forward sales of power and other derivatives. Such gains totaled $21 million for the year ended December 31, 2010, compared to $180 million in mark-to-market losses for the year ended December 31, 2009.
The decrease from financial settlements was further offset by increases from gas sales, RMR agreements and ancillary services which in turn were offset by decreases from capacity sales and tolling agreements, as further described below.
Cost of Sales.    Cost of sales decreased by $13 million from $1,194 million for the year ended December 31, 2009 to $1,181 million for the year ended December 31, 2010. This decrease is primarily due to lower generated volumes, as further described below.
Operating and Maintenance Expense, Exclusive of Depreciation Shown Separately Below.    Operating and maintenance expense decreased by $71 million from $521 million for the year ended December 31, 2009 to $450 million for the year ended December 31, 2010. This decrease is due to the sale of the Bridgeport facility and other facilities to LS Power in the fourth quarter 2009 and lower 2010 outage costs.
Depreciation and Amortization Expense.    Depreciation expense increased by $57 million from $335 million for the year ended December 31, 2009 to $392 million for the year ended December 31, 2010. The increase was largely due to accelerating the depreciation of our Vermilion facility which was mothballed in the first quarter 2011 and subsequently retired. In addition, capital projects associated with the Consent Decree and early retirement of Wood River units 1-3 and Havana units 1-5 also increased depreciation expense. These increases were partly offset by the impact of the sale of certain assets to LS Power in the fourth quarter of 2009 and the impairment of our Roseton and Danskammer power generation facilities in 2009.
Goodwill impairments.    Goodwill impairments for the year ended December 31, 2009 included a pre-tax impairment of $433 million. Please read Note 17—Goodwill for further discussion.
Impairment and Other Charges.    Impairment and other charges for the year ended December 31, 2010 included a pre-tax asset impairment of $134 million related to our Casco Bay power generation facility and related assets. Impairment and other charges for the year ended December 31, 2009 included pre-tax asset impairments of $538 million related to multiple power generation facilities. Please read Note 8—Impairment and Restructuring Charges for further discussion.
Loss on Sale of Assets.    Loss on sale of assets for the year ended December 31, 2009 included a $124 million loss on the closing of the LS Power Transactions. Please read Note 5—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions for further discussion.
General and Administrative Expenses.    General and administrative expenses decreased $1 million from $159 million for the year ended December 31, 2009 to $158 million for the year ended December 31, 2010. General and administrative expenses for the year ended December 31, 2010 included $26 million of Blackstone Merger Agreement and Icahn Merger

Agreement costs and $9 million of legal expenses, partially offset by reduced costs in 2010 associated with our company-wide cost savings program compared to 2009.
Losses from Unconsolidated Investments.    Losses from unconsolidated investments were $62 million related to our former investment in PPEA Holding. The losses consisted of $28 million related to the loss on sale of PPEA Holding, sold in the fourth quarter of 2010, and an impairment charge of approximately $37 million partially offset by $3 million in equity earnings primarily related to mark-to-market gains on interest rate swaps offset by financing expenses. Our investment in PPEA Holding was fully impaired at March 31, 2010 due to the uncertainty regarding PPEA's financing structure.
Losses from unconsolidated investments were $72 million for the year ended December 31, 2009. The loss included a loss of $84 million on the sale of our investment in the Sandy Creek Project to LS Power partially offset by equity earnings of $12 million. Please read Note 5—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions for further discussion.
Other Items, Net.    Other items, net, totaled $4 million of income for December 31, 2010, compared to $10 million of income for the year ended December 31, 2009. The decrease is primarily associated with insurance proceeds received in 2009 and with lower interest income due to lower cash and restricted cash balances in 2010.
Interest Expense.    Interest expense and debt extinguishment costs totaled $363 million for the year ended December 31, 2010, compared to $461 million for the year ended December 31, 2009. The decrease was primarily attributable to lower outstanding debt in 2010 and $46 million of debt extinguishment costs in 2009 due to the December 2009 repurchase of $833 million in aggregate principal amount of our senior unsecured notes as well as the deconsolidation and subsequent sale of our interest in PPEA Holding in 2010. Please read Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion. These decreases were partly offset by the December 2009 issuance of $235 million of senior unsecured notes in connection with the LS Power Transactions and higher applicable margin on our variable-rate debt resulting from an amendment to our Fifth Amended and Restated Credit Agreement in August 2009.
Income Tax Benefit.    We reported an income tax benefit from continuing operations of $184 million for the year ended December 31, 2010, compared to an income tax benefit from continuing operations of $313 million for the year ended December 31, 2009. The 2010 effective tax rate was 43 percent, compared to 23 percent in 2009.
The difference between the statutory rate of 35 percent and the effective rate of 43 percent for the year ended December 31, 2010resulted primarily from the benefit of $18 million resulting from the release of a reserve for uncertain tax positions upon completion of a federal income tax audit together with an overall state tax benefit resulting from current year losses, changes in our state sales profile and a benefit of $12 million resulting from a change in California state tax law.
The difference between the statutory rate of 35 percent and the effective rate of 23 percent for the year ended December 31, 2009 resulted primarily from the effect of the non-deductible goodwill impairment charge, non-deductible losses from the LS Power Transactions and state income taxes in the taxing jurisdictions in which our assets operate. The income tax benefit for the year ended December 31, 2009 included an overall state tax benefit resulting from current year losses, changes in our state sales profile, the exit from various states due to the LS Power Transactions, and charges of $21 million resulting from a change in California state tax law. We also revised our assumptions around the ability to utilize certain state deferred tax assets, and therefore recorded valuation allowances resulting in additional state tax expense of $12 million during 2009.
Discontinued Operations
Loss From Discontinued Operations Before Taxes.    For the year ended December 31, 2010, our pre-tax income from discontinued operations was $1 million. For the year ended December 31, 2009, our pre-tax loss from discontinued operations was $343 million ($222 million after-tax), related to the operation of our Arizona, Bluegrass and Heard County facilities. Our Gas segment included pre-tax impairment charges of $235 million ($143 million after-tax) related to our Arizona power generation facilities and a pre-tax loss of $82 million ($50 million after-tax) on the completion of the LS Power Transactions. Additionally, the Gas segment included a pre-tax gain on sale of $10 million ($6 million after-tax) related to our Heard County power generation facility. Our Gas segment included pre-tax impairment charges of $23 million ($14 million after-tax) related to our Bluegrass power generating facility and a pre-tax loss on the completion of the LS Power Transactions of $22 million ($13 million after-tax).
Income Tax Benefit From Discontinued Operations.    We recorded an income tax benefit from discontinued operations of $121 million during the year ended December 31, 2009. This amount reflects an effective rate of 35 percent.
Noncontrolling Interest.    We recorded $15 million of noncontrolling interest losses for the year ended December 31, 2009, related to our investment in PPEA Holding. On January 1, 2010, we adopted ASU No. 2009-17. The adoption of ASU No. 2009-17 resulted in a deconsolidation of our investment in PPEA Holding which was accounted for as an equity method investment until the sale of our interest in PPEA Holding on November 10, 2010. Please read Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion.
Discussion of Segment Results of Operations
Coal Segment.    Power prices in 2010 were higher than in 2009 for both on- and off-peak throughout the year with the exception of a few months. The summer season saw the largest disparity between 2010 and 2009 on- and off-peak prices, with 2010 prices being substantially higher than 2009.
The following table provides summary financial data regarding our Coal segment results of operations for the years ended December 31, 2010 and 2009, respectively:

	Year Ended December 31,
	2010	2009	Change	% Change
	(dollars in millions)
Revenues:
Energy	$699	$670	$29	4%
Capacity	17	45	(28)	(62)%
Financial transactions:
Mark-to-market income (loss)	21	(108)	129	119%
Financial settlements	97	373	(276)	(74)%
Option premiums	7	(38)	45	118%
Total financial transactions	125	227	(102)	(45)%
Other(1)	(4)	(1)	(3)	(300)%
Total revenues	837	941	(104)	(11)%
Cost of sales	(355)	(345)	(10)	(3)%
Gross margin	$482	$596	$(114)	(19)%
Million Megawatt Hours Generated	22.3	20.7	1.6	8%
In Market Availability for Coal Fired Facilities(2)	91%	90%
Average Quoted On-Peak Market Power Prices ($/MWh)(3):
Cinergy (Cin Hub)	$42	$35	$7	20%
_______________________________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.

(3)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.
Gross margin from the Coal segment decreased by $114 million from $596 million for the year ended December 31, 2009, to $482 million for the year ended December 31, 2010. This decrease was driven by the following:

•	Settlements revenue decreased by $276 million due to less revenue generated from the financial settlement of derivative instruments.

•	Capacity revenue decreased by $28 million due to lower capacity prices in the MISO capacity market in 2010 compared to 2009.

•	Mark-to-market revenue increased by $129 million due to a net change in mark-to-market loss of $108 million in 2009 to mark-to-market revenue of $21 million in 2010.

•
Premium revenue increased by $45 million due to fewer options purchased in 2010 compared to 2009. The volume of transactions executed that contained premiums was lower in the second half of 2010 as a result of changes in trading methodology in anticipation of the Blackstone transaction.

•
Energy revenue and the corresponding cost of sales increased by $29 million and $10 million, respectively, for a net increase in energy margin of $19 million. Energy revenue and cost of sales increased due to higher volumes generated and higher pricing. Generation volumes were up due to fewer planned outages at Havana and Wood River in 2010 compared to 2009.
Gas Segment.    Although spark-spreads were up in most regions, year over year, gross margin was down mainly due to the expiration of the South Bay tolling agreement and the sale of Bridgeport to LS Power, both of which occurred in 2009. Spark spreads were down year over year in California which also led to the reduction in gross margin.
The following table provides summary financial data regarding our Gas segment results of operations for the years ended December 31, 2010 and 2009, respectively:

	Year Ended December 31,
	2010	2009	Change	% Change
	(dollars in millions)
Revenues:
Energy	$619	$633	$(14)	(2)%
Capacity	231	248	(17)	(7)%
RMR	45	6	39	650%
Tolls	137	188	(51)	(27)%
Natural gas	169	128	41	32%
Financial transactions:
Mark-to-market losses	(11)	(130)	119	92%
Financial settlements	(117)	(35)	(82)	(234)%
Option premiums	127	197	(70)	(36)%
Total financial transactions	(1)	32	(33)	(103)%
Other(1)	23	25	(2)	(8)%
Total revenues	1,223	1,260	(37)	(3)%
Cost of sales	(707)	(716)	9	1%
Gross margin	$516	$544	$(28)	(5)%
Million Megawatt Hours Generated(2)	14.2	17.6	(3.4)	(19)%
Average Capacity Factor for Combined Cycle Facilities(3)	31%	36%
Average Quoted On-Peak Market Power Prices ($/MWh)(4):
Commonwealth Edison (NI Hub)	$41	$35	$6	17%
PJM West	$54	$45	$9	20%
North of Path 15 (NP 15)	$40	$39	$1	3%
New York—Zone A	$44	$36	$8	22%
Mass Hub	$56	$46	$10	22%
Average Market Spark Spreads ($/MWh)(5):
PJM West	$19	$12	$7	58%
North of Path 15 (NP 15)	$6	$8	$(2)	(25)%
New York—Zone A	$9	$4	$5	125%
Mass Hub	$18	$12	$6	50%
Average natural gas price—Henry Hub ($/MMBtu)(6)	$4.38	$3.92	$0.46	12%
_______________________________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Includes our ownership percentage in the MWh generated by our investment in the Black Mountain power generation facility.

(3)	Reflects actual production as a percentage of available capacity.

(4)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

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
Gross margin for the Gas segment decreased by $28 million from $544 million for the year ended December 31, 2009, to $516 million for the year ended December 31, 2010. This decrease was driven by the following:

•	Settlements revenue decreased by $82 million due to greater losses generated from the financial settlement of derivative instruments.

•
Premium revenue decreased by $70 million due to fewer options sold in 2010 compared to 2009. The volume of transactions executed that contained premiums was lower in the second half of 2010 as a result of changes in trading methodology in anticipation of the Blackstone transaction.

•	Tolling revenue decreased by $51 million primarily due to the expiration of the South Bay toll in December 2009.

•	Capacity revenue decreased by $17 million primarily due to the sale of Bridgeport in the fourth quarter of 2009.
The above decreases were partially offset by the following increases:

•	Mark-to market revenue increased by $119 million due to a net change in mark-to-market loss of $130 million in 2009 to a mark-to-market loss of $11 million in 2010.

•
Gas revenue increased by $41 million due to an increase in volumes sold in 2010 compared to 2009. The increase in volumes sold is due to lower 2010 power generation primarily at Moss Landing. The decrease in power generation made more gas available to be sold back to the market as it was not required for production.

•
RMR revenue increased by $39 million due to the expiration of the South Bay toll in December 2009. With the toll ending, the need to pass through RMR revenue ended as well; therefore, South Bay was able to keep all RMR proceeds.

DNE Segment.    Average dark spreads at Danskammer increased slightly year over year. Average power prices in Zone G were up in 2010 compared to 2009.
The following table provides summary financial data regarding our DNE segment results of operations for the years ended December 31, 2010 and 2009, respectively:

	Year Ended December 31,
	2010	2009	Change	% Change
	(dollars in millions)
Revenues:
Energy	$142	$131	$11	8%
Capacity	41	45	(4)	(9)%
Financial transactions:
Mark-to-market income	18	31	(13)	(42)%
Financial settlements	32	60	(28)	(47)%
Option premiums	7	(8)	15	188%
Total financial transactions	57	83	(26)	(31)%
Other(1)	24	14	10	71%
Total revenues	264	273	(9)	(3)%
Cost of sales	(121)	(134)	13	10%
Gross margin	$143	$139	$4	3%
Million Megawatt Hours Generated	2.2	2.5	(0.3)	(12)%
In Market Availability for Coal Fired Facilities(2)	95%	95%
Average Capacity Factor—Coal	53%	63%
Average Capacity Factor—Gas	4%	4%
Average Quoted On-Peak Market Power Prices ($/MWh)(3):
New York—Zone G	$59	$50	$9	18%
Average Market Spark Spreads ($/MWh)(4):
Fuel Oil	$(72)	$(53)	$(19)	(36)%
_______________________________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.

(3)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

(4)
Reflects the simple average of the spark spread available to a 7.0 MMBtu/MWh heat rate generator or an 11.0 MMBtu/MWh heat rate fuel oil-fired generator selling power at day-ahead prices and buying delivered natural gas or fuel oil at a daily cash market price and does not reflect spark spreads available to us.

Gross margin for the DNE segment increased by $4 million from $139 million for the year ended December 31, 2009, to $143 million for the year ended December 31, 2010. This increase was driven by the following:

•
Energy revenue increased by $11 million and the corresponding cost of sales decreased by $13 million for a net increase in energy margin of $24 million. Energy revenue increased due to higher pricing. Cost of sales decreased due to lower generation and an $11 million lower of cost or market adjustment made in 2009 that was not repeated in 2010.

•	Premium revenue increased by $15 million due to an increase in the number of options sold during the first half of 2010.

•	Other revenue increased by $10 million primarily due to the 2010 sale of Roseton fuel oil.
The above increases were partially offset by the following decreases:

•	Settlements revenue decreased by $28 million due to less revenue generated from the financial settlement of derivative instruments.

•	Mark-to-market revenue decreased by $13 million due to a net change in mark-to-market revenue of $31 million in 2009 to mark-to-market revenue of $18 million in 2010.

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
On September 1, 2011, we completed the DMG Transfer. On June 5, 2012, the effective date of the Settlement Agreement, we reacquired the Coal segment (including DMG). As a result, we have included the outlook for the Coal segment below. Please read Note 27—Subsequent Events for further discussion.
On November 7, 2011, the DH Debtor Entities filed the DH Chapter 11 Cases. Only the DH Debtor Entities, and our parent Dynegy sought protection from creditors, and none of our other subsidiaries are debtors under Chapter 11 of the Bankruptcy Code.  The Debtor Entities will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Coal Holdco and its indirect, wholly-owned subsidiary, DMG, as well as all of our other subsidiaries other than the other applicable DH Debtor Entities, including DPC and all of its subsidiaries, are not included in the Chapter 11 Cases.  The normal day-to-day operations of the coal-fired power generation facilities held by DMG and the gas-fired generation facilities held by DPC continue without interruption.
We expect that our future financial results will continue to be sensitive to fuel and commodity prices, especially gas prices, and the impact on such prices of shale gas production. Other factors to which our future financial results will remain sensitive include market structure and prices for electric energy, capacity and ancillary services, including pricing at our plant locations relative to pricing at their respective trading hubs, the volatility of fuel and electricity prices, transportation and transmission logistics, weather conditions and IMA. Further, there is a trend toward greater environmental regulation of all aspects of our business. As this trend continues, it is likely that we will experience additional costs and limitations.
Coal.    The Coal segment consists of six plants, all located in the MISO region, and totaling 3,132 MW. We transferred the Coal segment to Dynegy Inc, effective September 1, 2011. However, we subsequently reacquired the Coal segment from Dynegy, effective June 5, 2012. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.
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

Moves by various market transmission-owning entities joining or exiting the MISO could impact system planning reserve margins in the future. The MISO filed proposed Resource Adequacy Enhancements with FERC on July 20, 2011. FERC conditionally approved MISO's proposal on June 11, 2012, leaving much of MISO's proposal in place. The proposed tariff revisions require capacity to be procured on a zonal basis for a full planning year (June 1 - May 31) versus the current monthly requirement, with procurement occurring two months ahead of the planning year. The new construct will be in place for the 2013-14 Planning Year. While the new construct is an incremental improvement over the status quo, it is unlikely to have an influence on capacity prices in the near future due to excess capacity in the MISO market. In addition, increased market participation by demand response resources offset by potential retirement of marginal MISO coal capacity due to poor economics or expected environmental mandates could also affect MISO capacity and energy market prices in the future.

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
The CAISO capacity market is bilateral in nature. The load-serving entities are required to procure sufficient resources for their peak load plus a fifteen percent reserve margin.  The CAISO footprint currently has a capacity surplus due to a weak economy and increased participation from renewable resources. The CAISO faces challenges to ensure system reliability as well as adequate ancillary services in the future with the mandate to have 33 percent renewable resources by 2020. The combination of bilateral markets, one-off utility procurements, and short-term requirements make this a larger concern than in other markets where multi-year forward requirements and more transparent markets are in place.
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
Other.    Other includes traditional corporate support functions, including those services contemplated in the various service agreements, including the Service Agreements, Energy Management Agreements, Tax Sharing Agreements and Cash Management Agreements, which were entered into in conjunction with the Reorganization. Other also includes costs related to bankruptcy advisors.
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
The process of preparing financial statements in accordance with GAAP requires our management to make estimates and judgments. It is possible that materially different amounts could be recorded if these estimates and judgments change or if actual results differ from these estimates and judgments. We have identified the following seven critical accounting policies that require a significant amount of estimation and judgment and are considered important to the portrayal of our financial position and results of operations:

•	Revenue Recognition and Valuation of Risk Management Assets and Liabilities;

•	Estimated Useful Lives;

•	Valuation of Tangible and Intangible Assets and Unconsolidated Investments;

•	Accounting for Contingencies, Guarantees and Indemnifications;

•	Accounting for Variable Interest Entities;

•	Accounting for Income Taxes; and

•	Accounting for Liabilities Subject to Compromise.
Revenue Recognition and Valuation of Risk Management Assets and Liabilities
We earn revenue from our facilities in three primary ways: (i) the sale of both fuel and energy through both physical and financial transactions to optimize the financial performance of our generating facilities; (ii) sale of capacity; and (iii) sale of ancillary services, which are the products of a generation facility that support the transmission grid operation, allow generation to follow real-time changes in load, and provide emergency reserves for major changes to the balance of generation and load. We recognize revenue from these transactions when the product or service is delivered to a customer, unless they meet the definition of a derivative. Please read "Derivative Instruments—Generation" for further discussion of the accounting for these types of transactions.
Derivative Instruments—Generation.    We enter into commodity contracts that meet the definition of a derivative. These contracts are often entered into to mitigate or eliminate market and financial risks associated with our generation business. These contracts include power sales contracts, fuel purchase contracts, options, swaps, and other instruments used to mitigate variability in earnings due to fluctuations in market prices. There are three different ways to account for these types of contracts: (i) as an accrual contract, if the criteria for the "normal purchase normal sale" exception are met and documented; (ii) as a cash flow or fair value hedge, if the criteria are met and documented; or (iii) as a mark-to-market contract with changes in fair value recognized in current period earnings. All derivative commodity contracts that do not qualify for the "normal purchase normal sale" exception are recorded at fair value in risk management assets and liabilities on the consolidated balance sheets. If the derivative commodity contract has been designated as a cash flow hedge, the changes in fair value are recognized in earnings concurrent with the hedged item. Changes in the fair value of derivative commodity contracts that are not designated as cash flow hedges are recorded currently in earnings. Because derivative contracts can be accounted for in three different ways, and as the "normal purchase normal sale" exception and cash flow and fair value hedge accounting are elective, the accounting treatment used by another party for a similar transaction could be different from the accounting treatment we use. To the extent a party elects to apply cash flow hedge accounting for qualifying transactions, there is generally less volatility in the statements of operations as the effective portion of the changes in the fair values of the derivative instruments is recognized through equity. We do not utilize hedge accounting for our commodity contracts.
Entities may choose whether or not to offset related assets and liabilities and report the net amounts on their consolidated balance sheet if the right of offset exists. We execute a significant volume of transactions through futures clearing managers. Our daily cash payments (receipts) to (from) our futures clearing managers consist of three parts: (i) fair value of open positions (exclusive of options) ("Daily Cash Settlements"); (ii) initial margin requirements related to open positions (exclusive of options) ("Initial Margin"); and (iii) fair value of options ("Options," and collectively with Daily Cash Settlements and Initial Margin, "Collateral"). We do not offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement and we elect not to offset the fair value of amounts recognized for the Daily Cash Settlements paid or received against the fair value of amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. As a result, our consolidated balance sheets present derivative assets and liabilities, as well as the related cash collateral paid or received, on a gross basis.
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
Fair Value Measurements.    Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of our assets and liabilities measured and reported at fair value. Where appropriate, valuation adjustments are made to account for various factors, including the impact of our credit risk, our counterparties' credit risk and bid-ask spreads. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We classify fair value balances based on the observability of those inputs. The inputs used to measure fair value have been placed in a hierarchy based on priority. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

•
Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as listed equities.

•
Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

•
Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to our needs. At each balance sheet date, we perform an analysis of all instruments and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

The determination of the fair values incorporates various factors. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of our nonperformance risk on our liabilities. Valuation adjustments are generally based on capital market implied ratings evidence when assessing the credit standing of our counterparties and when applicable, adjusted based on management's estimates of assumptions market participants would use in determining fair value.
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
Estimated Useful Lives
The estimated useful lives of our long-lived assets are used to compute depreciation expense and future AROs and are used in impairment testing. Estimated useful lives are based, among other things, on the assumption that we provide an appropriate level of capital expenditures while the assets are still in operation. Estimated lives could be impacted by such factors as future energy prices, environmental regulations, various legal factors and competition. If the useful lives of these assets were found to be shorter than originally estimated, depreciation expense may increase, liabilities for future AROs may be insufficient and impairments of carrying values of tangible and intangible assets may result.
The estimated useful lives of our generation facilities consider environmental regulations currently in place. Environmental regulations could be introduced or enacted at any time, requiring us to adjust the estimated useful lives of our other generation facilities, and potentially resulting in a significant acceleration of depreciation expense.
Valuation of Tangible and Intangible Assets and Unconsolidated Investments
We evaluate long-lived assets, such as property, plant and equipment and investments for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important, which could trigger an impairment analysis, include, among others:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the assets or the strategy for our overall business, including an expectation that the asset will be sold;

•	significant negative industry or economic trends; and

•	significant declines in stock value for a sustained period.
We assess the carrying value of our property, plant and equipment and intangible assets subject to amortization. If an impairment is indicated, the amount of the impairment loss recognized is determined by the amount the carrying value exceeds the estimated fair value of the assets. For assets identified as held for sale, the carrying value is compared to the estimated sales price less costs to sell. Please read Note 8—Impairment and Restructuring Charges for discussion of impairment charges we recognized in 2011, 2010 and 2009.

We review our equity investments by comparing the book value of the investment to the estimated fair value to determine if an impairment is required. We record a loss when the decline in value is considered other than temporary. Please read Note 16—Variable Interest Entities for further discussion.
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
We previously assessed the carrying value of our goodwill annually on November 1 or when circumstances warrant. Step 1 of the goodwill impairment test compares the fair value of a reporting unit to its carrying amount. Step 2 of the goodwill impairment test compares the implied fair value of each reporting unit's goodwill with the carrying amount of such goodwill through a hypothetical purchase price allocation of the fair value of the reporting unit to the reporting unit's tangible and intangible assets. As of March 31, 2009, our goodwill was fully impaired. Please read Note 17—Goodwill for further discussion of our impairment analysis.
Accounting for Contingencies, Guarantees and Indemnifications
We are involved in numerous lawsuits, claims, proceedings, and tax-related audits in the normal course of our operations. We record a loss contingency reserve for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingency reserves on an ongoing basis to ensure that we have appropriate reserves recorded on our consolidated balance sheets. These reserves are based on estimates and judgments made by management with respect to the likely outcome of these matters, including any applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management's plans or intentions, the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts. Actual results could vary materially from these reserves.
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
Please read Note 23—Commitments and Contingencies for further discussion of our commitments and contingencies.
Accounting for Variable Interest Entities
We evaluate certain entities to determine if a party is considered the primary beneficiary of the entity and thus required to consolidate it in its financial statements.
Prior to the adoption of ASU No. 2009-17 on January 1, 2010, the analysis included assumptions about forecasted cash flows, construction costs, and plant performance. Under the previous accounting model, we had concluded that we were the primary beneficiary of PPEA Holding and therefore consolidated the entity in our consolidated financial statements.
If different judgment had been applied, a different conclusion about the primary beneficiary of this entity could have resulted, which would have significantly impacted our financial condition, results of operations and cash flows.
Please read Note 16—Variable Interest Entities for further discussion of our accounting for our variable interest entities.
Accounting for Income Taxes
Our parent, Dynegy, files a consolidated U.S. federal income tax return and, for financial reporting purposes, accounts for income taxes using the asset and liability method, which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences.

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

Because we operate and sell power in many different states, our effective annual state income tax rate will vary from period to period because of changes in our sales profile by state, as well as jurisdictional and legislative changes by state. As a result, changes in our estimated effective annual state income tax rate can have a significant impact on our measurement of temporary differences. We project the rates at which state tax temporary differences will reverse based upon estimates of revenues and operations in the respective jurisdictions in which we conduct business. A change of 1 percent in the estimated effective annual state income tax rate at December 31, 2011 could impact deferred tax expense by approximately $3 million.

We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current period, as well as all currently available information about future periods, anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

We do not believe we will produce sufficient future taxable income, nor are there tax planning strategies available to realize the tax benefits from, net deferred tax assets not otherwise realized by reversing temporary differences. Therefore, a valuation allowance was placed against our net deferred tax assets as of December 31, 2011. Any change in the valuation allowance would impact our income tax benefit (expense) and net income (loss) in the period in which the change occurs.

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

We are included in the consolidated federal and state income tax returns filed by Dynegy. Pursuant to provisions of the Internal Revenue Code Section 1502, pertaining to tax allocation arrangements, we record a receivable, which is included in member's equity on our consolidated balance sheet, from Dynegy in an amount equal to the tax benefits realized in Dynegy's consolidated federal income tax return resulting from the utilization of our net operating losses and/or tax credits, or record a payable to Dynegy in an amount equal to the federal income tax computed on our separate company taxable income less the tax benefits associated with net operating losses and/or tax credits generated by us which are utilized in Dynegy's consolidated federal income tax return.

We recognize accrued interest expense and penalties related to unrecognized tax benefits as income tax expense.

Please read Note 22—Income Taxes for further discussion of our accounting for income taxes, uncertain tax positions and changes in our valuation allowance and Note 21—Related Party Transactions for discussion of our Tax Sharing Agreement and the Accounts receivable, affiliate.
Accounting for Liabilities Subject to Compromise
As a result of the DH Chapter 11 Cases, we are required to present unsecured or under-secured pre-petition liabilities as a separate line item on the consolidated balance sheet, which we have called Liabilities subject to compromise ("LSTC") at the estimated amount of expected allowed claim. Adjustments to the amounts classified as LSTC are presented within Bankruptcy reorganization charges on our consolidated statement of operations. Determining the expected amount of the allowed claim involves a significant amount of judgment. Had different judgment been applied, the amounts classified within LSTC, and the corresponding impact to Bankruptcy reorganization charges, could have been different. Please read Note 4—Condensed Combined Financial Statements of the Debtor Entities and Note 19—Liabilities Subject to Compromise for further discussion.

RECENT ACCOUNTING PRONOUNCEMENTS
Please read Note 2—Summary of Significant Accounting Policies for further discussion of accounting policies not yet adopted.
RISK-MANAGEMENT DISCLOSURES
The following table provides a reconciliation of the risk-management data on the consolidated balance sheets:

As of and for the Year Ended December 31, 2011
(in millions)
Balance Sheet Risk-Management Accounts (1)
Fair value of portfolio at January 1, 2011	$34
Risk-management gains (losses) recognized through the statements of operations in the period, net	(227)
Cash paid (received) related to risk-management contracts settled in the period, net	(6)
DMG Transfer	(4)
Non-cash adjustments and other	21
Fair value of portfolio at December 31, 2011 (2)	$(182)
_______________________________________________________________________________

(1)	Our modeling methodology has been consistently applied.

(2)
The net risk-management liability of $182 million is the aggregate of the following line items on the consolidated balance sheets: Current Assets—Assets from risk-management activities and Assets from risk-management activities, affiliate, Other Assets—Assets from risk-management activities and Assets from risk-management activities, affiliate, Current Liabilities—Liabilities from risk-management activities and Liabilities from risk-management activities, affiliate and Other Liabilities—Liabilities from risk-management activities and Liabilities from risk-management activities, affiliate.

Net Fair Value of Risk-Management Portfolio

	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Market Quotations (1)(2)	$(189)	$(176)	$(5)	$—	$—	$(8)	$—
Market Quotations-Affiliates (1)(2)	(1)	(1)	—	—	—	—	—
Value Based Models (2)	13	(8)	21	—	—	—	—
Value Based on Models—Affiliates (2)	(5)	(1)	(4)	—	—	—	—
Total	$(182)	$(186)	$12	$—	$—	$(8)	$—
_______________________________________________________________________________

(1)	Price inputs obtained from actively traded, liquid markets for commodities.

(2)
The market quotations and prices based on models categorization differs from the categories of Level 1, Level 2 and Level 3 used in our fair value disclosures due to the application of the different methodologies. Please read Note 9—Risk Management Activities, Derivatives and Financial Instruments and Note 10—Fair Value Measurements for further discussion.

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
The potential for changes in the market value of our commodity and interest rate portfolios is referred to as "market risk." A description of each market risk category is set forth below:

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
The following table sets forth the aggregate daily VaR and average VaR of the mark-to-market portion of our risk-management portfolio primarily associated with the Coal, Gas and DNE segments. The VaR calculation does not include market risks associated with the accrual portion of the risk-management portfolio that is designated as a cash flow hedge or a "normal purchase normal sale," nor does it include expected future production from our generating assets.
The decrease in the December 31, 2011 one day VaR was primarily due to decreased forward commodity transactions, lower commodity prices, and lower historical volatilities levels as compared to December 31, 2010.

Daily and Average VaR for Mark-to-Market Portfolios

	December 31, 2011 (1)	December 31, 2010
	(in millions)
One day VaR—95 percent confidence level	$8	$14
One day VaR—99 percent confidence level	$12	$20
Average VaR for the year-to-date period—95 percent confidence level	$5	$22
________________________________________________________________________
(1) As a result of the DMG Transfer effective September 1, 2011, the VaR information as of December 31, 2011 only includes information related to our Gas and DNE segments.
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
The following tables represents our credit exposure at December 31, 2011 associated with the mark-to-market portion of our risk-management portfolio, on a net basis.
Credit Exposure Summary

	Investment Grade Quality	Non- Investment Grade Quality	Total
	(in millions)
Type of Business:
Commercial / Industry / End Users	$(4)	$4	$—
Financial institutions	2	$—	2
Utility and power generators	28	—	28
Total	$26	$4	$30
Interest Rate Risk
We are exposed to fluctuating interest rates related to variable rate financial obligations. As of December 31, 2011, we have third party debt that is considered fixed and variable rate debt. We use a variety of instruments, including interest rate swaps and caps, to mitigate this interest rate exposure. Based on sensitivity analysis of the variable rate financial obligations in our debt portfolio as of December 31, 2011, to the extent LIBOR remains below 1.5 percent, which represents the interest rate floor in the DPC credit agreement, LIBOR changes will have no impact to interest expense in 2012. We estimate that increases in LIBOR to ranges between 1.5 and 2 will result in up to $5 million in increased interest expense in 2012. It is estimated that a one percentage point interest rate movement in the average market interest rates would change interest expense by up to approximately $2 million to the extent LIBOR exceeds 2 percent, which represents the interest rate when certain hedging instruments become effective. This exposure would have been partially offset by an approximate $6 million increase or decrease in interest income related to the restricted cash balance of $584 million posted as collateral to support our letter of credit facilities regardless of interest rate. Over time, we may seek to adjust the variable rate exposure in our debt portfolio through the use of additional swaps or other financial instruments.
The absolute notional financial contract amounts associated with our interest rate contracts were as follows at December 31, 2011 and December 31, 2010, respectively:

	December 31, 2011	December 31, 2010
Fair value hedge interest rate swaps (in millions of U.S. dollars)	$—	$25
Fixed interest rate received on swaps (percent)	—	5.70
Interest rate risk-management contracts (in millions of U.S. dollars)	$788	$231
Fixed interest rate paid (percent)	2.21	5.35
Interest rate risk-management contracts (in millions of U.S. dollars)	$—	$206
Fixed interest rate received (percent)	—	5.28
Interest rate risk-management contracts (in millions of U.S. dollars)(1)	$900	$—
Interest rate threshold (percent)	2.00	—
_______________________________________________________________________________

(1)	The 2011 interest rate contracts limit our exposure to changes in interest rates to the extent LIBOR exceeds 2 percent.
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements and financial statement schedules are set forth at pages F-1 through F-100 inclusive, found at the end of this annual report, and are incorporated herein by reference.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). This evaluation included consideration of the various processes carried out under the direction of our disclosure committee. This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2011.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2011.

Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We are a wholly-owned subsidiary of Dynegy.  Our officers and managers are officers and directors of Dynegy.  Information responsive to the requirements of Part III of Form 10-K is disclosed in Dynegy's Form 10-K/A filed on April 26, 2012.  Such information is incorporated by reference herein and attached as Exhibit 99.1 hereto.
Item 11.    Executive Compensation
We are a wholly-owned subsidiary of Dynegy.  Our officers are officers of Dynegy.  Information responsive to the requirements of Part III of Form 10-K is disclosed in Dynegy's Form 10-K/A filed on April 26, 2012.  Such information is incorporated by reference herein and attached as Exhibit 99.1 hereto.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We are a wholly-owned subsidiary of Dynegy.  All of our outstanding membership interests are owned directly by Dynegy.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
We are a wholly-owned subsidiary of Dynegy.  Our officers and managers are officers and directors of Dynegy, with the exception of the appointment of David Hershberg who was appointed to our Board of Managers on March 27, 2012 as Independent Manager for the purpose of reviewing certain bankruptcy related items. Information responsive to the requirements of Part III of Form 10-K is disclosed in Dynegy's Form 10-K/A filed on April 26, 2012.  Such information is incorporated by reference herein and attached as Exhibit 99.1 hereto.
Item 14.    Principal Accountant Fees and Services
We are a direct wholly owned subsidiary of Dynegy and do not have a separate audit committee. Information regarding principal accountant fees and services for Dynegy is disclosed in Dynegy's Form 10-K/A filed on April 26, 2012.  Such information is incorporated by reference herein and attached as Exhibit 99.1 hereto.
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
2. Financial Statement Schedules—Financial Statement Schedules are incorporated under Item 8. of this report.
3. Exhibits—The following instruments and documents are included as exhibits to this report. All management contracts or compensation plans or arrangements set forth in such list are marked with a††.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 13, 2010, among Dynegy Inc., Denali Parent Inc. and Denali Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings Inc. filed on August 13, 2010, File No. 000-29311).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of November 16, 2010, among Dynegy Inc., Denali Parent Inc. and Denali Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings Inc. filed on November 17, 2010, File No. 000-29311).

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

2.5
Amended and Restated Undertaking Agreement by and between Dynegy Holdings, LLC and Dynegy Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K of Dynegy Holdings,  LLC filed on September 8, 2011, File No. 000-29311).

Exhibit Number	Description
2.6
Agreement and Plan of Merger, dated as of December 15, 2010 among Dynegy Inc., IEH Merger Sub LLC, and IEP Merger Sub Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on December 15, 2010, File No. 001-33443).

2.7
Amendment No. 1 to the Agreement and Plan of Merger, dated as of February 13, 2011 among Dynegy Inc., IEH Merger Sub LLC, and IEP Merger Sub Corp. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. filed on February 14, 2011, File No. 001-33443).

2.8
Confirmation Order for Dynegy Inc. and Dynegy Holdings, LLC, as entered by the Bankruptcy Court on September 10, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on September 13, 2012, File No. 001-33443).

3.1
Dynegy Holdings, LLC Certificate of Formation, effective September 1, 2011 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Dynegy Holdings, LLC filed on September 8, 2011).

3.2
Dynegy Holdings, LLC Limited Liability Company Operating Agreement, effective September 1, 2011 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Dynegy Holdings, LLC filed on September 8, 2011).

4.1
Subordinated Debenture Indenture between NGC Corporation and The First National Bank of Chicago, as Debenture Trustee, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 of NGC Corporation, File No. 1-11156).

***4.2
Amended and Restated Declaration of Trust among NGC Corporation, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.6 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 of NGC Corporation, File No. 1-11156).

4.3
Purchase Agreement, dated as of May 22. 1997, by and between NGC Corporation, NGC Corporation Capital Trust I and Lehman Brothers Inc., Salomon Brothers Inc. and Smith Barney Inc. as Exhibit C to the Amended and Restated Declaration of Trust among NGC Corporation, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated as of May 28, 1997 (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K of Dynegy Inc. for the year ended December 31, 2011, File No. 1-33443).

4.4
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

4.8
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

4.10
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

4.12
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

4.14
Sixth Supplemental Indenture dated as of December 30, 2009 between Dynegy Holdings and Wilmington Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings Inc. filed on January 4, 2010, File No. 001-33443 and 000-29311, respectively).

Exhibit Number	Description
4.15
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

4.18
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

4.20
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

4.21
Purchase Agreement, dated as of May 17, 2007, by and between Dynegy Holdings Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for Quarterly Period Ended June 30, 2007 of Dynegy Holdings Inc., File No. 000-29311).

4.22
Exchange Agreement, dated as of July 21, 2006, by and among Dynegy Holdings Inc., RCP Debt, LLC and RCMF Debt, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on July 24, 2006, File No. 1-15659).

4.23
Registration Rights Agreement dated as of December 1, 2009 by and between Dynegy Holdings Inc. and Adio Bond, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on December 1, 2009, File No. 001-33443).

4.24
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

10.4
Credit Agreement dated as of August 5, 2011 among Dynegy Power, LLC and the guarantors, lenders and other parties thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc and Dynegy Holdings Inc. filed on August 8, 2011, File No. 001-33443).

10.5
Guarantee and Collateral Agreement, dated as of August 5, 2011 among Dynegy Midwest Generation, LLC, the subsidiaries of the borrower from time to time party thereto and other parties thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc and Dynegy Holdings Inc. filed on August 8, 2011, File No. 001-33443).

10.6
Guarantee and Collateral Agreement, dated as of August 5, 2011 among Dynegy Power, LLC, the subsidiaries of the borrower from time to time party thereto and other parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Dynegy Inc and Dynegy Holdings Inc. filed on August 8, 2011, File No. 001-33443).

***10.7
Letter of Credit Reimbursement and Collateral Agreement, dated as of August 5, 2011 among Dynegy Midwest Generation, LLC and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Dynegy Inc and Dynegy Holdings Inc. filed on August 8, 2011, File No. 001-33443).

10.8
Collateral Trust and Intercreditor Agreement, dated as of August 5, 2011 among Dynegy Coal Investments Holdings, LLC, Dynegy Midwest Generation, LLC, the guarantors and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Dynegy Inc and Dynegy Holdings Inc. filed on August 8, 2011, File No. 001-33443).

10.9
Collateral Trust and Intercreditor Agreement, dated as of August 5, 2011 among Dynegy Gas Investment Holdings, LLC, Dynegy Power LLC, the guarantors and the other parties thereto (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Dynegy Inc and Dynegy Holdings Inc. filed on August 8, 2011, File No. 001-33443).

***10.10
Letter of Credit Reimbursement and Collateral Agreement, dated as of August 5, 2011 between Dynegy Power LLC and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of Dynegy Inc and Dynegy Holdings Inc. filed on August 8, 2011, File No. 001-33443).

***10.11
Letter of Credit Reimbursement and Collateral Agreement, dated as of August 5, 2011 between Dynegy Holdings Inc. and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Dynegy Inc and Dynegy Holdings Inc. filed on August 8, 2011, File No. 001-33443).

Exhibit Number	Description
***10.12
Letter of Credit Reimbursement and Collateral Agreement, dated as of August 5, 2011 among Dynegy Power LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).

10.13
Dynegy Inc. Executive Severance Pay Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on January 4, 2008, File No. 001-33443).††

10.14
First Amendment to the Dynegy Inc. Executive Severance Pay Plan effective as of January 1, 2010 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009 of Dynegy Inc, File No. 1-15659).††

10.15
Second Amendment to the Dynegy Inc. Executive Severance Pay Plan, dated as of September 20, 2010. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010 of Dynegy Inc, File No. 1-15659).††

10.16
Third Amendment to the Dynegy Inc. Executive Severance Pay Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on March 22, 2011, File No. 1-33443).††

10.17
Fourth Amendment to the Dynegy Inc. Executive Severance Pay Plan, dated as of August 8, 2011(incorporated by reference to Exhibit 10. 1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.18
Dynegy Inc. Executive Change in Control Severance Pay Plan effective April 3, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on April 8, 1008, File No. 001-33443).††

10.19
First Amendment to the Dynegy Inc. Executive Change In Control Severance Pay Plan, dated as of September 22, 2010 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010 of Dynegy Inc, File No. 1-15659).††

10.20
Dynegy Inc. Excise Tax Reimbursement Policy, effective January 1, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on January 4, 2008, File No. 001-33443).††

10.21
Dynegy Inc. Restoration 401(k) Savings Plan, effective June 1, 2008 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Dynegy Inc. filed on August 7, 2008, File No. 001-33443).††

10.22
First Amendment to the Dynegy Inc. Restoration 401(k) Savings Plan, effective June 1, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Dynegy Inc. filed on August 7, 2008, File No. 001-33443).††

10.23
Second Amendment to Dynegy Inc. Restoration 401(k) Savings Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of Dynegy Inc. for the year ended December 31, 2011, File No. 1-33443).††

10.24
Dynegy Inc. Restoration Pension Plan, effective June 1, 2008 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Dynegy Inc. filed on August 7, 2008, File No. 001-33443).††

Exhibit Number	Description
10.25
First Amendment to the Dynegy Inc. Restoration Pension Plan, effective June 1, 2008 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Dynegy Inc. filed on August 7, 2008, File No. 001-33443).††

10.26
Second Amendment to the Dynegy Inc. Restoration Pension Plan, executed on July 2, 2010 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Dynegy Inc. and Dynegy Holdings Inc. filed on August 6, 2010, File No. 000-29311).††

10.27
Third Amendment to Dynegy Inc. Restoration Pension Plan, effective January 1, 2012 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K of Dynegy Inc. for the year ended December 31, 2011, File No. 1-33443).††

10.28
Form of Phantom Stock Unit Award Agreement—Vice President and above, dated March 7, 2011 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011 of Dynegy Inc., File No. 1- 33443).††

10.29
Form of Phantom Stock Unit Award Agreement—Managing Director, dated March 7, 2011(incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011 of Dynegy Inc., File No. 1- 33443).††

10.30
Phantom Stock Unit Award Agreement between Dynegy Inc. and E. Hunter Harrison dated June 30, 2011 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.31
Non-Qualified Stock Option Award Agreement between Dynegy Inc. and Robert C. Flexon date July 11, 2011(incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.32
Stock Appreciation Right Award Agreement between Dynegy Inc. and Robert C. Flexon dated July 11, 2011(incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.33
Non-Qualified Stock Option Award Agreement between Dynegy Inc. and Kevin T. Howell date July 5, 2011(incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.34
Non-Qualified Stock Option Award Agreement between Dynegy Inc. and Clint C. Freeland date July 5, 2011(incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.35
Non-Qualified Stock Option Award Agreement between Dynegy Inc. and Carolyn Burke dated August 30, 2011 (incorporated by reference to Exhibit 10. 3 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.36
Non-Qualified Stock Option Award Agreement between Dynegy Inc. and Catherine Callaway dated September 26, 2011 (incorporated by reference to Exhibit 10. 4 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.37
Consulting Agreement and Release dated March 8, 2011between Dynegy Inc. and Holli C. Nichols. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Dynegy Inc. filed on March 10, 2011, File No. 1-33443).††

Exhibit Number	Description
10.38
Severance Agreement and Release by and between Dynegy Inc. and Bruce A. Williamson (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of Dynegy Inc. for the year ended December 31, 2010, File No. 1-33443).††

10.39
Independent Contractor Agreement between Dynegy Inc. and David W. Biegler (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of Dynegy Inc. for the year ended December 31, 2010, File No. 1-33443).††

10.40
Transition Services Agreement between Dynegy Inc. and Lynn Lednicky dated June 28, 2011(incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.41
Employment Agreement between Dynegy Inc. and Robert Flexon dated June 22, 2011(incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.42
Employment Agreement between Dynegy Inc. and Kevin Howell dated June 22, 2011(incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.43
Employment Agreement between Dynegy Inc. and Clint C. Freeland dated June 23, 2011(incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.44
Employment Agreement between Dynegy Inc. and Carolyn J. Burke dated July 5, 2011(incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.45
Employment Agreement between Dynegy Inc. and Catherine Callaway dated September 16, 2011 (incorporated by reference to Exhibit 10. 2 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.46
Form Award Agreement for 2012 Long Term Incentive Program Award—Cash (CEO) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. filed on January 9, 2012 File No. 001-33443).††

10.47
Form Award Agreement for 2012 Long Term Incentive Program Award—Cash (EVP) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Dynegy Inc. filed on January 9, 2012 File No. 001-33443).††

10.48	Dynegy Inc. 2009 Phantom Stock Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Dynegy Inc. filed on March 10, 2009, File No. 001-33443).††

10.49
First Amendment to the Dynegy Inc. 2009 Phantom Stock Plan, dated as of July 8, 2011(incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011 of Dynegy Inc., File No. 1- 33443).††

10.50
Dynegy Inc. Deferred Compensation Plan, amended and restated, effective January 1, 2002(incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080).††

10.51
Amendment to the Dynegy Inc. Deferred Compensation Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.38 to the Current Report on Form 8-K of Dynegy Holdings Inc. filed on April 6, 2007, File No. 000-29311).††

Exhibit Number	Description
10.52
Dynegy Inc. Deferred Compensation Plan for Certain Directors, as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009, filed on February 26, 2009, File No. 001-33443).††

10.53
Trust under Dynegy Inc. Deferred Compensation Plan for Certain Directors, effective January 1, 2009 (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2009, filed on February 26, 2009, File No. 001-33443).††

10.54
Dynegy Inc. Incentive Compensation Plan, as amended and restated effective May 21, 2010 (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2010, File No. 001-33443)††

10.55	Dynegy Inc. 2010 Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Dynegy Inc. filed on May 26, 2010, File No. 333-167091).††

10.56	Dynegy Inc. 2000 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999 of Dynegy Inc., File No. 1-11156).††

10.57
Amendment to the Dynegy Inc. 2000 Long Term Incentive Plan effective January 1, 2006 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659).††

10.58
Second Amendment to the Dynegy Inc. 2000 Long Term Incentive Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.34 to the Current Report on Form 8-K of Dynegy Holdings Inc. filed on April 6, 2007, File No. 000-29311).††

10.59
Dynegy Inc. 2002 Long Term Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A of Dynegy Inc., File No. 1-15659, filed with the SEC on April 9, 2002).††

10.60
Amendment to the Dynegy Inc. 2002 Long Term Incentive Plan, effective January 1, 2006 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Dynegy Inc. filed on March 17, 2006, File No. 1-15659).††

10.61
Second Amendment to the Dynegy Inc. 2002 Long Term Incentive Plan, dated as of April 2, 2007 (incorporated by reference to Exhibit 10.36 to the Current Report on Form 8-K of Dynegy Holdings Inc. filed on April 6, 2007, File No. 000-29311).††

10.62	Dynegy Inc. Deferred Compensation Plan Trust Agreement (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8 of Dynegy Inc., Registration No. 333-76080).††

10.63
Amendment to Dynegy Inc. Deferred Compensation Plan Trust Agreement (Vanguard), dated as of April 2, 2007 (incorporated by reference to Exhibit 10.54 to the Current Report on Form 8-K of Dynegy Holdings Inc. filed on April 6, 2007, File No. 000-29311).††

10.65	Baldwin Consent Decree, approved May 27, 2005 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. filed on May 31, 2005, File No. 1-15659).

Exhibit Number	Description
10.66
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

10.67
Assignment Agreement by and among Dynegy Gas Investments, LLC, Dynegy Holdings, LLC and Dynegy Inc. dated September 1, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Holdings, LLC filed on September 8, 2011, File No. 000-29311).

10.68
Restructuring Support Agreement, dated November 7, 2011, among Dynegy Inc., Dynegy Holdings, LLC and certain beneficial holders of notes issued by Dynegy Holdings, LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on November 8, 2011, File No. 001-33443).

10.69
First Amendment to the Restructuring Support Agreement, dated December 9, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings,  LLC filed on December 9, 2011, File No. 001-33443).

10.70
Second Amendment to the Restructuring Support Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings,  LLC filed on December 20, 2011, File No. 001-33443).

10.71
Amended and Restated Restructuring Support Agreement, dated December 26, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings,  LLC filed on December 27, 2011, File No. 001-33443).

10.72
Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated December 1, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 2, 2011, File No. 001-33443).

10.73
Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated January 19, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on January 23, 2012, File No. 001-33443).

10.74
Second Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated March 6, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on March 7, 2012, File No. 001-33443).

10.75
Description of the Plan Secured Notes, as Exhibit C to the Plan of Reorganization, dated December 23, 2011 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 27, 2011, File No. 001-33443).

Exhibit Number	Description
10.76
Description of the Plan Secured Notes, as Exhibit C to the Amended Plan of Reorganization, dated January 19, 2012 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on January 23, 2012, File No. 001-33443).

10.77
Description of the Plan Secured Notes, as Exhibit C to the Second Amended Plan of Reorganization, dated March 6, 2012 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on March 7, 2011, File No. 001-33443).

10.78
Certificate of Designation for the Plan Preferred Stock, as Exhibit D to the Plan of Reorganization dated December 23, 2011 (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 27, 2011, File No. 001-33443).

10.79
Certificate of Designation for the Plan Preferred Stock, as Exhibit D to the Second Amended Plan of Reorganization, dated March 6, 2012 (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on March 7, 2012, File No. 001-33443).

10.80
Disclosure Statement Related to the Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC Proposed by Dynegy Holdings, LLC and Dynegy Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 2, 2011, File No. 001-33443).

10.81
Disclosure Statement Related to the Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC Proposed by Dynegy Holdings, LLC and Dynegy Inc., dated January 19, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on January 23, 2012, File No. 001-33443).

10.82
Disclosure Statement Related to the Second Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC Proposed by Dynegy Holdings, LLC and Dynegy Inc., dated March 6, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on March 7, 2012, File No. 001-33443).

10.83
Dynegy Inc., Dynegy Holdings, LLC and certain of its affiliates and subsidiaries and Resources Capital Management Corporation and certain of its affiliates and subsidiaries Binding Term Sheet, dated December 13, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 14, 2011, File No. 001-33443).

10.84
Settlement Agreement, dated May 1, 2012, among Dynegy Inc., Dynegy Holdings, LLC and certain of its subsidiaries and certain beneficial owners of a portion of Dynegy Holdings, LLC's outstanding senior notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on May 2, 2012, File No. 0001-33443).

10.85
Amended and Restated Settlement Agreement, dated May 30, 2012, among Dynegy Inc., Dynegy Holdings, LLC and certain of its subsidiaries and certain beneficial owners of a portion of Dynegy Holdings, LLC's outstanding senior notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on May 31, 2012, File No. 001-33443).

10.86
Contribution and Assignment Agreement by and between Dynegy Inc. and Dynegy Holdings, LLC, dated June 5, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 11, 2012, File No. 001-33443).

10.87
Assignment Agreement by and between Dynegy Inc. and Dynegy Operating Company, dated July 5, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. on July 10, 2012, File No. 001-33443).

10.88
Third Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated June 8, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 11, 2012, File No. 001-33443).

10.89
Disclosure Statement related to the Third Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated June 8, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 11, 2012, File No. 001-33443).

10.90
Modified Third Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated June 18, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 19, 2012, File No. 001-33443).

10.91
Disclosure Statement related to the Modified Third Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated June 18, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 19, 2012, File No. 001-33443).

10.92
Joint Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC and Dynegy Inc. proposed by Dynegy Holdings, LLC and Dynegy Inc., dated July 12, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on July 13, 2012, File No. 001-33443).

10.93
Disclosure Statement related to the Joint Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC and Dynegy Inc. proposed by Dynegy Holdings, LLC and Dynegy Inc., dated July 12, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on July 13, 2012, File No. 001-33443).

10.94
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

14.1
Dynegy Inc. Code of Ethics for Senior Financial Professionals, as amended on November 16, 2011 (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on November 17, 2011 File No. 001-33443).

**21.1	Subsidiaries of the Registrant (Dynegy Holdings, LLC).

Exhibit Number	Description
**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Chief Executive Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Chief Financial Officer Certification Pursuant to 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**99.1	Amendment No. 1 to the annual Report on Form 10-K for Dynegy Inc. for the Fiscal Year ended December 31, 2011, filed on April 26, 2011 File No. 001-33443.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________
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
** Filed herewith
*** Certain exhibits, attachments or schedules to the exhibits filed herewith were never prepared or used by the parties in connection with the transactions which are the subject of the filed exhibit and therefore no actual exhibit, attachment or schedule exists.
† Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as "accompanying" this report and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
†† Management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, the thereunto duly authorized.

DYNEGY HOLDINGS, LLC
Date: September 17, 2012	By:	/s/ ROBERT C. FLEXON Robert C. Flexon President and Chief Executive Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ ROBERT C. FLEXON Robert C. Flexon	President and Chief Executive Officer & Manager (Principal Executive Officer)	September 17, 2012
/s/ CLINT C. FREELAND Clint C. Freeland	Executive Vice President and Chief Financial Officer & Manager (Principal Financial Officer)	September 17, 2012
/s/ J. CLINT WALDEN J. Clint Walden	Vice President and Chief Accounting Officer (Principal Accounting Officer)	September 17, 2012
/s/ THOMAS W. ELWARD Thomas W. Elward	Manager	September 17, 2012
/s/ MICHAEL J. EMBLER Michael J. Embler	Manager	September 17, 2012
/s/ KEVIN T. HOWELL Kevin T. Howell	Manager	September 17, 2012
/s/ VINCENT J. INTRIERI Vincent J. Intrieri	Manager	September 17, 2012
/s/ SAMUEL MERKSAMER Samuel Merksamer	Manager	September 17, 2012

DYNEGY HOLDINGS, LLC
_______________________________________________________________________________

Report of Independent Registered Public Accounting Firm

The Board of Managers and Member of
Dynegy Holdings, LLC
We have audited the accompanying consolidated balance sheets of Dynegy Holdings, LLC (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, changes in member's equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynegy Holdings, LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that Dynegy Holdings, LLC will continue as a going concern. As more fully described in Notes 1 and 3, Dynegy Holdings, LLC and certain of its subsidiaries filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code on November 7, 2011. This condition raises substantial doubt about Dynegy Holdings, LLC's ability to continue as a going concern. Management's plans in regard to this matter are also described in Notes 1 and 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
As discussed in Note 16 to the consolidated financial statements, effective January 1, 2010 the Company adopted authoritative guidance issued by the Financial Accounting Standards Board for variable interest entities.

/s/ Ernst & Young LLP
Houston, Texas
September 14, 2012

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$398	$253
Restricted cash and investments	159	81
Short-term investments	—	90
Accounts receivable, net of allowance for doubtful accounts of $12 and $13, respectively	147	229
Accounts receivable, affiliates	26	1
Interest receivable, affiliate	8	—
Inventory	65	121
Assets from risk-management activities	2,615	1,199
Assets from risk-management activities, affiliates	2	—
Deferred income taxes	—	3
Broker margin account	23	80
Prepayments and other current assets	126	123
Total Current Assets	3,569	2,180
Property, Plant and Equipment	3,911	8,593
Accumulated depreciation	(1,090)	(2,320)
Property, Plant and Equipment, Net	2,821	6,273
Other Assets
Restricted cash and investments	455	859
Assets from risk-management activities	26	72
Intangible assets	92	141
Undertaking receivable, affiliate	1,250	—
Deferred income taxes	44	—
Other long-term assets	54	424
Total Assets	$8,311	$9,949

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESION
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2011	December 31, 2010
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$80	$134
Accounts payable, affiliates	47	—
Accrued interest	1	36
Accrued liabilities and other current liabilities	64	106
Liabilities from risk-management activities	2,798	1,138
Liabilities from risk-management activities, affiliates	4	—
Deferred income taxes	50	—
Notes payable and current portion of long-term debt	7	148
Total Current Liabilities	3,051	1,562
Liabilities subject to compromise	4,012	—
Long-term debt	1,069	4,426
Long-term debt to affiliates	—	200
Total Long-Term Debt	1,069	4,626
Other Liabilities
Liabilities from risk-management activities	20	99
Liabilities from risk-management activities, affiliates	3	—
Deferred income taxes	—	606
Other long-term liabilities	124	337
Total Liabilities	8,279	7,230
Commitments and Contingencies (Note 23)
Member's Equity	32	2,719
Total Liabilities and Member's Equity	$8,311	$9,949

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2011	2010	2009
Revenues	$1,437	$2,323	$2,468
Cost of sales	(931)	(1,181)	(1,194)
Gross margin, exclusive of depreciation shown separately below	506	1,142	1,274
Operating and maintenance expense, exclusive of depreciation shown separately below	(364)	(450)	(521)
Depreciation and amortization expense	(288)	(392)	(335)
Goodwill impairments	—	—	(433)
Impairment and other charges, exclusive of goodwill impairments shown separately above	(7)	(148)	(538)
Gain (loss) on sale of assets, net	1	—	(124)
General and administrative expenses	(102)	(158)	(159)
Operating loss	(254)	(6)	(836)
Bankruptcy reorganization charges	(666)	—	—
Losses from unconsolidated investments	—	(62)	(72)
Interest expense	(349)	(363)	(415)
Debt extinguishment costs	(21)	—	(46)
Other income and expense, net	35	4	10
Loss from continuing operations before income taxes	(1,255)	(427)	(1,359)
Income tax benefit	315	184	313
Loss from continuing operations	(940)	(243)	(1,046)
Income (loss) from discontinued operations, net of tax benefit (expense) of zero, zero and $121, respectively (Note 5)	—	1	(222)
Net loss	(940)	(242)	(1,268)
Less: Net loss attributable to the noncontrolling interests	—	—	(15)
Net loss attributable to Dynegy Holdings LLC	$(940)	$(242)	$(1,253)

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2011	2010	2009
Net loss	$(940)	$(242)	$(1,268)
Cash flow hedging activities, net:
Unrealized mark-to-market gains arising during period, net	—	—	166
Reclassification of mark-to-market (gains) losses to earnings, net	(2)	—	1
Deferred losses on cash flow hedges, net	—	—	(11)
Changes in cash flow hedging activities, net (net of tax benefit (expense) of $3, zero, and $(24), respectively)	(2)	—	156
Actuarial gain and amortization of unrecognized prior service cost (net of tax benefit (expense) of $(2), $(1), and $(8), respectively)	4	3	7
Unconsolidated investment other comprehensive loss, net (net of tax benefit (expense) of zero, $(11) and $17, respectively)	—	17	24
Other comprehensive income, net of tax	2	20	187
Comprehensive loss	(938)	(222)	(1,081)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	—	—	107
Comprehensive income (loss) to Dynegy Holdings LLC	$(938)	$(222)	$(1,188)

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC (A LIMITED LIABILITY COMPANY) DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(940)	$(242)	$(1,268)
Adjustments to reconcile loss to net cash flows from operating activities:
Depreciation and amortization	308	408	359
Goodwill impairments	—	—	433
Impairment and other charges, exclusive of goodwill impairments shown separately above	2	136	796
Losses from unconsolidated investments, net of cash distributions	—	62	73
Risk-management activities	204	(19)	180
Risk-management activities, affiliates	(5)	—	—
Loss (gain) on sale of assets, net	(1)	—	218
Deferred taxes	(315)	(182)	(430)
Legal and settlement charges	—	—	2
Debt extinguishment costs	21	—	46
Reorganization charges	663	—	—
Other	46	68	79
Changes in working capital:
Accounts receivable	81	(14)	66
Inventory	12	16	7
Broker margin account	(59)	290	(201)
Prepayments and other assets	11	(8)	15
Accounts payable and accrued liabilities	130	(20)	(93)
Affiliate transactions	(73)	—	—
Changes in non-current assets	(87)	(67)	(119)
Changes in non-current liabilities	1	(5)	(11)
Net cash provided by (used in) operating activities	$(1)	$423	$152

DYNEGY HOLDINGS, LLC (A LIMITED LIABILITY COMPANY) DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(196)	$(333)	$(612)
Unconsolidated investments	—	(15)	—
Proceeds from asset sales, net	1	—	1,095
Maturities of short-term investments	419	302	—
Purchases of short-term investments	(244)	(477)	—
Decrease (increase) in restricted cash	222	(3)	190
Affiliate transactions	—	(2)	98
DMG Transfer	(441)	—	—
Other investing, net	10	8	19
Net cash provided by (used in) investing activities	(229)	(520)	790
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of financing costs	2,022	(6)	328
Repayments of borrowings	(1,626)	(63)	(890)
Debt extinguishment costs	(21)	—	(46)
Dividends to affiliates	—	—	(585)
Net cash provided by (used in) financing activities	375	(69)	(1,193)
Net increase (decrease) in cash and cash equivalents	145	(166)	(251)
Cash and cash equivalents, beginning of period	253	419	670
Cash and cash equivalents, end of period	$398	$253	$419

Other non-cash investing activity:
Non-cash capital expenditures	$(3)	$—	$—
Other non-cash financing activity:
Undertaking agreement, affiliate	$(1,250)	$—	$—

See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(in millions)

	Member's Contribution	Affiliate Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Controlling Interests	Noncontrolling Interests	Total
December 31, 2008	$5,684	$(827)	$(215)	$(29)	$4,613	$(30)	$4,583
Net loss	—	—	—	(1,253)	(1,253)	(15)	(1,268)
Other comprehensive income, net of tax	—	—	65	—	65	122	187
Affiliate activity (Note 21)	—	50	—	—	50	—	50
Dividends to affiliates (Note 21)	(585)	—	—	—	(585)	—	(585)
Contribution of intangible assets from Dynegy Inc.	36	—	—	—	36	—	36
December 31, 2009	$5,135	$(777)	$(150)	$(1,282)	$2,926	$77	$3,003
Deconsolidation of Plum Point	—	—	77	(25)	52	(77)	(25)
Net loss	—	—	—	(242)	(242)	—	(242)
Other comprehensive income, net of tax	—	—	20	—	20	—	20
Affiliate activity (Note 21)	—	(37)	—	—	(37)	—	(37)
December 31, 2010	$5,135	$(814)	$(53)	$(1,549)	$2,719	$—	$2,719
Net loss	—	—	—	(940)	(940)	—	(940)
Other comprehensive income, net of tax	—	—	2	—	2	—	2
Affiliate activity (Note 21)	—	20	—	—	20	—	20
DMG Transfer	—	(52)	52	(1,769)	(1,769)	—	(1,769)
December 31, 2011	$5,135	$(846)	$1	$(4,258)	$32	$—	$32
See the notes to the consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Operations
Dynegy Holdings, LLC (formerly known as Dynegy Holdings, Inc.,) ("DH," "the Company," "we", "us" or "our") is a holding company and we conduct substantially all of our business operations through our subsidiaries. The term “Dynegy” refers to our parent company, Dynegy Inc., unless the context clearly indicates otherwise.
Our current business operations are focused primarily on the power generation sector of the energy industry. We report the results of our power generation business as three segments in our consolidated financial statements: (i) the Coal segment ("Coal"); (ii) the Gas segment ("Gas") and (iii) the Dynegy Northeast segment ("DNE"). Prior to 2011, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE. Our consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization. General and administrative expenses are allocated to each reportable segment. Accordingly, we have recast the corresponding items of segment information for all prior periods.
Additionally, on September 1, 2011, we completed the DMG Transfer (as defined below); therefore, the results of our Coal segment are only included in our consolidated results through August 31, 2011. On June 5, 2012, the effective date of the Settlement Agreement, we completed the DMG Acquisition (as defined below). Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement and Note 27—Subsequent Events for further discussion.
Reorganization.    On August 5, 2011, Dynegy completed an internal reorganization (the "Reorganization") to eliminate its regional organizational structure and create separate coal-fired power generation and natural gas-fired power generation units as a result of which, (i) substantially all of the indirect wholly-owned coal-fired power generation facilities are held by Dynegy Midwest Generation, LLC ("DMG"), an indirect wholly-owned subsidiary of Dynegy, (ii) substantially all of the natural gas-fueled power generation facilities are held by Dynegy Power, LLC ("DPC"), and (iii) we continue to own 100 percent of our indirect ownership interests in Dynegy Northeast Generation, Inc., the entity that indirectly holds the equity interest in Roseton and Danskammer. As noted above, following such reorganization, our operations were reorganized into three segments: (i) Coal, (ii) Gas, and (iii) DNE.
On August 5, 2011, DPC and its parent Dynegy Gas Investments Holdings, LLC ("DGIH"), each an indirect subsidiary of the Company, entered into a $1.1 billion, five-year senior secured term loan facility (the "DPC Credit Agreement"). The same day, DMG and its parent, Dynegy Coal Investments Holdings, LLC, each then also an indirect subsidiary of the Company, entered into a $600 million, five-year senior secured term loan facility (the "DMG Credit Agreement" and together with the DPC Credit Agreement, the "Credit Agreements"). Proceeds from these Credit Agreements enabled us to repay our outstanding indebtedness under our Fifth Amended and Restated Credit Agreement, and are available to DPC and DMG to be used for general working capital and general corporate purposes. Please read Note 20—Debt—DMG Credit Agreement and DPC Credit Agreement for further discussion. Our remaining assets (including our leasehold interests in the Danskammer and Roseton facilities) are not a part of either DPC or DMG.
DMG Transfer.    On September 1, 2011, Dynegy and Dynegy Gas Investments, LLC ("DGIN"), a subsidiary of DH, entered into a Membership Interest Purchase Agreement pursuant to which DGIN transferred 100 percent of its outstanding membership interests in Coal Holdco, a wholly owned subsidiary of DGIN, to Dynegy (the "DMG Transfer"). Dynegy's management and Board of Directors, as well as DGIN's board of managers, concluded that the fair value of the acquired equity stake in Coal Holdco at the time of the transaction was approximately $1.25 billion, after taking into account all debt obligations of DMG, including in particular the DMG Credit Agreement. Dynegy provided this value to DGIN in exchange for Coal Holdco through its obligation, pursuant to an unsecured Undertaking Agreement (the "Undertaking Agreement"), to make certain specified payments over time which coincide in timing and amount with the payments of principal and interest that we were obligated to make under a portion of our $1.1 billion of 7.75 percent senior unsecured notes due 2019 and our $175 million of 7.625 percent senior debentures due 2026. The Undertaking Agreement did not provide any rights or obligations with respect to any of our outstanding notes or debentures, including the notes and debentures due in 2019 and 2026.
Immediately after closing the DMG Transfer, DGIN assigned its right to receive payments under the Undertaking
Agreement to us in exchange for a promissory note (the "Promissory Note") in the amount of $1.25 billion that matures in
2027 (the "Assignment"). Dynegy's obligations under the Undertaking Agreement would have been reduced if the outstanding principal amount of any of our $3.5 billion of outstanding notes and debentures decreased as a result of any exchange offer, tender offer or other purchase or repayment by Dynegy or its subsidiaries (other than us and our subsidiaries, unless Dynegy guaranteed the debt securities of us or such subsidiary in connection with such exchange offer, tender offer or other purchase or repayment); provided, that such principal amount was retired, cancelled or otherwise forgiven. On June 5, 2012, the effective

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of the Settlement Agreement, we reacquired Coal Holdco. At such time the Undertaking Agreement and Promissory Note were terminated with no further obligations thereunder. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.
Chapter 11 Filings.  On November 7, 2011, we and four of our wholly owned subsidiaries, Dynegy Northeast Generation, Hudson Power, L.L.C., Dynegy Danskammer, L.L.C. and Dynegy Roseton, L.L.C. (collectively, the "DH Debtor Entities") filed voluntary petitions (the "DH Chapter 11 Cases") for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York, Poughkeepsie Division (the "Bankruptcy Court"). The DH Chapter 11 Cases were assigned to the Honorable Cecelia G. Morris and are being jointly administered for procedural purposes only. On July 6, 2012, Dynegy filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the "Dynegy Chapter 11 Case," and together with the DH Chapter 11 Cases, the “Chapter 11 Cases”). The Dynegy Chapter 11 Case was also assigned to the Honorable Cecilia G. Morris, but it is being separately administered under the caption In re: Dynegy Inc., Case No. 12-36728.
Only the DH Debtor Entities and our parent Dynegy filed voluntary petitions for relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder. Consequently, they continue to operate their business in the ordinary course. Please read Note 3—Chapter 11 Cases for further discussion.
We are a wholly-owned subsidiary of Dynegy and we have historically been consolidated by Dynegy in its consolidated financial statements. However, as a result of the DH Chapter 11 Cases, on November 7, 2011, Dynegy was required to deconsolidate its investment in us and Dynegy began accounting for its investment in the Company as an equity method investment.
Going Concern.  Our accompanying consolidated financial statements were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements. However, continued low power prices over the past several years have had a significant adverse impact on our business and continue to negatively impact our projected future liquidity.
On November 7, 2011, we had significant debt service requirements in connection with our outstanding notes and debentures, and there were significant payment obligations related to the leasehold interests in the Danskammer and Roseton facilities. On November 7, 2011, the DH Debtor Entities filed the DH Chapter 11 Cases. On July 6, 2012, Dynegy filed Dynegy Chapter 11 Case. Only the DH Debtor Entities and our parent Dynegy filed voluntary petitions for relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder. Please read Note 3—Chapter 11 Cases for further information.

Our ability to continue as a going concern is dependent on many factors, including, among other things, the generation by DPC of sufficient positive operating results to enable DPC to make certain restricted distributions to its parent (as described in Note 20—Debt), the terms and conditions of an approved plan of reorganization that allows us to emerge from bankruptcy (as described in Note 3—Chapter 11 Cases), execution of any further restructuring strategies, and the successful execution of the company-wide cost reduction initiatives that are ongoing. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Settlement Agreement and Plan of Reorganization are not successful.

Note 2—Summary of Significant Accounting Policies
Use of Estimates.     The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make informed estimates and judgments that affect our reported financial position and results of operations based on currently available information. We review significant estimates and judgments affecting our consolidated financial statements on a recurring basis and record the effect of any necessary adjustments. Uncertainties with respect to such estimates and judgments are inherent in the preparation of financial statements. Estimates and judgments are used in, among other things, (i) developing fair value assumptions, including estimates of future cash flows and discount rates, (ii) analyzing tangible and intangible assets for possible impairment, (iii) estimating the useful lives of our assets, (iv) assessing future tax exposure and the realization of deferred tax assets, (v) determining amounts to accrue for contingencies, guarantees, indemnifications and estimated allowed claims for pre-petition liabilities, and (vi) estimating various factors used to value our pension assets and liabilities. Actual results could differ materially from our estimates.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation.    The accompanying consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents.    Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid short-term investments with original maturities of three months or less.
Restricted Cash and Investments.     Restricted cash and investments represent cash that is not readily available for general purpose cash needs. Restricted cash and investments are classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. We include all changes in restricted cash and investments in investing cash flows on the consolidated statement of cash flows. Please read Note 20—Debt—Restricted Cash and Investments for further discussion.
Accounts Receivable and Allowance for Doubtful Accounts.     We record accounts receivable at the net realizable value when the product or service is delivered to the customer. We establish provisions for losses on accounts receivable if it becomes probable we will not collect all or part of outstanding balances. We review collectability and establish or adjust our allowance as necessary. We primarily use a percent of balance methodology and methodologies involving historical levels of write-offs. The specific identification method is also used in certain circumstances.
Unconsolidated Investments.    Please read Note 8—Impairment and Restructuring Charges for a discussion of impairment charges we recognized in 2010 related to our investment in Plum Point and Note 5—Dispositions, Contract Terminations and Discontinued Operations for a discussion of losses recognized related to the sale of our investment in the Sandy Creek Project.
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
We consider all available for sale securities, including those with maturity dates beyond twelve months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. As of December 31, 2010, we held $175 million of available for sale securities with maturity dates within one year. Of this amount, $85 million was included in the Broker margin account on our consolidated balance sheets as of December 31, 2010.
Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in Other income and expense, net using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in Other income and expense, net. At December 31, 2011, we did not hold any short-term investments.
Inventory.    Our natural gas, coal, emissions allowances and fuel oil inventories are carried at the lower of weighted average cost or market. Our materials and supplies inventory is carried at the lower of cost or market using the specific identification method. We use the average cost method to determine cost.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We may opportunistically sell emissions allowances, subject to certain regulatory limitations and restrictions contained in our Consent Decree, or hold them in inventory until they are needed. In the past, we have sold emission allowances that relate to future periods. To the extent the proceeds received from the sale of such allowances exceed our cost, we defer the associated gain until the period to which the allowance relates, as we may be required to purchase emissions allowances in future periods. As of December 31, 2011, we had no aggregate deferred gains. As of December 31, 2010, we had aggregate deferred gains of $9 million, which was included in Accrued liabilities and other current liabilities and Other long-term liabilities in our consolidated balance sheets. We recognized $8 million, $3 million and $22 million in revenue for the years ended December 31, 2011, 2010 and 2009, respectively, related to sales of emissions credits.
Property, Plant and Equipment.    Property, plant and equipment, which consists principally of power generating facilities, including capitalized interest, is recorded at historical cost. Expenditures for major replacements, renewals and major maintenance are capitalized and depreciated over the expected maintenance cycle. We consider major maintenance to be expenditures incurred on a cyclical basis to maintain and prolong the efficient operation of our assets. Expenditures for repairs and minor renewals to maintain assets in operating condition are expensed. Depreciation is provided using the straight-line method over the estimated economic service lives of the assets, ranging from 2 to 36 years.
Composite depreciation rates (which we refer to as composite rates) are applied to functional groups of assets having similar economic characteristics. The estimated economic service lives of our functional asset groups are as follows:

Asset Group	Range of Years
Power generation facilities	2 to 36
Buildings and improvements	10 to 36
Office and miscellaneous equipment	5
Gains and losses on sales of individual assets or asset groups are reflected in Loss on sale of assets in the consolidated statements of operations. We assess the carrying value of our property, plant and equipment to determine if an impairment is indicated when a triggering event occurs. If an impairment is indicated, the amount of the impairment loss recognized would be determined by the amount by which the book value exceeds the estimated fair value of the assets. The estimated fair value may include estimates based upon discounted cash-flow projections, recent comparable market transactions or quoted prices to determine if an impairment loss is required. For assets identified as held for sale, the book value is compared to the estimated sales price less costs to sell.
Please read Note 8—Impairment and Restructuring Charges for a discussion of impairment charges we recognized in 2011, 2010 and 2009.
In accordance with our policy, we review fixed assets for known facts that potentially would impact their estimated useful lives. Based on events occurring in September 2010, we determined that it was not economical to continue to operate our Vermilion facility for the remainder of its estimated useful life. As a result, effective September 1, 2010, we changed our estimate of the useful life of this facility to better reflect the estimated periods during which we expected the asset would remain in service. The facility's previously estimated remaining useful life of 15 years was adjusted to reflect an expected retirement date of April 30, 2011. At December 31, 2010, we further adjusted the estimated useful life of the facility based on an expected retirement date of March 31, 2011. The effect of these changes in estimate was to increase depreciation expense by approximately $56 million ($34 million net of tax) for the year ended December 31, 2010. The Vermilion facility was permanently retired in 2011.
Goodwill and Other Intangible Assets.    Goodwill represents, at the time of an acquisition, the amount of purchase price paid in excess of the fair value of net assets acquired. We previously assessed the carrying value of our goodwill for impairment on an annual basis on November 1st, and when events warranted an assessment. Our evaluation was based, in part, on our estimate of future cash flows, recent market comparable transactions, and earnings multiples of similarly situated public companies. The estimation of fair value is highly subjective, inherently imprecise and can change materially from period to period based on, among other things, an assessment of market conditions, projected cash flows and discount rates. Please read Note 17—Goodwill for further discussion of our impairment analysis. Our goodwill balance was fully impaired at March 31, 2009.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Impairment of Undertaking receivable, affiliate. When evaluating the Undertaking receivable, affiliate for impairment, we consider whether it is probable, as of the date the financial statements are issued, that we will be unable to collect all amounts due according to the contractual terms of the agreement.  If it is probable that we will not be able to collect all amounts due according to the contractual terms, we would reduce the value of the receivable to its estimated fair value. The fair value is determined based of the estimated cash flows or other consideration to be received to settle the Undertaking.

Accounting for Reorganization.  The accompanying consolidated financial statements have been prepared in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 852, Reorganizations,
and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the DH Chapter 11 Cases, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Our consolidated financial statements do not reflect adjustments that might be required if we (or the Debtor Entities) are unable to continue as a going concern. ASC 852 requires the following for the
Debtor Entities:

•	Reclassification of unsecured or under-secured pre-petition liabilities to a separate line item in the balance sheet, which we have called Liabilities subject to compromise ("LSTC");

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
LSTC at the amount of the probable allowed claim, we wrote off approximately $52 million of such items during the period from November 8, 2011 to December 31, 2011. These items are included in Bankruptcy
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
sheet, under ASC 450, Contingencies. The most significant of these is an approximate $300 million estimated allowed claim related to the termination value of the leases for the Roseton and Danskammer power generation facilities. The estimated claim related to the leases for the Roseton and Danskammer power generation facilities was increased in 2012 as a result of additional information received related to the amount of the claim expected to be allowed by the bankruptcy court. Please read Note 27—Subsequent Events for further discussion; and

•	Disclosure of condensed combined financial information for the DH Debtor Entities, because our consolidated

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements include material subsidiaries that did not file for bankruptcy protection. Please read
Note 4—Condensed Combined Financial Statements of the Debtor Entities.
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

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Beginning of year	$120	$120	$127
Accretion expense	6	10	13
Divestiture of assets	1	—	(6)
DMG Transfer (1)	(53)	—	—
Revision of previous estimate (2)	(24)	(10)	(14)
End of year	$50	$120	$120
_______________________________________________________________________________

(1)	As a result of the DMG transfer, the asset retirement obligations associated with the Coal segment (including DMG) were transferred to our parent, Dynegy.

(2)
During 2011, we revised our ARO obligation downward by $24 million based on revised cost estimates related to remediation of asbestos, plant demolition and ash ponds. During 2010, we revised our ARO obligation downward by $5 million based on revisions to the timing of the remediation obligations within our Coal fleet and by $5 million at the Danskammer facility based on revised cost estimates. In addition, we revised our ARO obligation downward by $14 million in 2009 based on revised estimates of the cost to dismantle the South Bay facility.

We may have additional potential retirement obligations for dismantlement of power generation facilities. Our current intent is to maintain these facilities in a manner such that they will be operated indefinitely. As a result, we cannot estimate any potential retirement obligations associated with these assets. Liabilities will be recorded at the time we are able to estimate these AROs.
Contingencies, Commitments, Guarantees and Indemnifications.    We are involved in numerous lawsuits, claims, proceedings and tax-related audits in the normal course of our operations. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies on an ongoing basis to ensure that we have appropriate reserves recorded on our consolidated balance sheets. These reserves are based on estimates and judgments made by management with respect to the likely outcome of these matters, including any applicable insurance coverage for litigation matters, and are adjusted as circumstances warrant. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management's plans or intentions, the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts. Actual results could vary materially from these estimates and judgments.
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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition.    We earn revenue from our facilities in three primary ways: (i) the sale of both fuel and energy through both physical and financial transactions to optimize the financial performance of our generating facilities; (ii) sale of capacity; and (iii) sale of ancillary services, which are the products of a generation facility that support the transmission grid operation, allow generation to follow real-time changes in load, and provide emergency reserves for major changes to the balance of generation and load. We recognize revenue from these transactions when the product or service is delivered to a customer, unless they meet the definition of a derivative. Please read "—Derivative Instruments—Generation" for further discussion of the accounting for these types of transactions.
Derivative Instruments—Generation.    We enter into commodity contracts that meet the definition of a derivative. These contracts are often entered into to mitigate or eliminate market and financial risks associated with our generation business. These contracts include forward contracts, which commit us to sell commodities in the future; futures contracts, which are generally exchange-traded standard commitments to purchase or sell a commodity; option contracts, which convey the right to buy or sell a commodity; and swap agreements, which require payments to or from counterparties based upon the differential between two prices for a predetermined quantity. There are three different ways to account for these types of contracts: (i) as an accrual contract, if the criteria for the "normal purchase normal sale" exception are met and documented; (ii) as a cash flow or fair value hedge, if the specified criteria are met and documented; or (iii) as a mark-to-market contract with changes in fair value recognized in current period earnings. All derivative commodity contracts that do not qualify for the normal purchase normal sale exception are recorded at fair value in risk management assets and liabilities on the consolidated balance sheets. If the derivative commodity contract has been designated as a cash flow hedge, the changes in fair value are recognized in earnings concurrent with the hedged item. Changes in the fair value of derivative commodity contracts that are not designated as cash flow hedges are recorded currently in earnings.
We execute a significant volume of transactions through futures clearing managers. Our daily cash payments (receipts) to (from) our futures clearing managers consist of three parts: (i) fair value of open positions (exclusive of options) ("Daily Cash Settlements"); (ii) initial margin requirements of open positions ("Initial Margin"); and (iii) fair value related to options ("Options," and collectively with Daily Cash Settlements and Initial Margin, "Collateral"). We do not offset fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement and we do not elect to offset the fair value amounts recognized for the Daily Cash Settlements paid or received against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. As a result, our consolidated balance sheets present derivative assets and liabilities, as well as related Collateral, as applicable, on a gross basis.
Derivative Instruments—Financing Activities.    We are exposed to changes in interest rates through our variable and fixed rate debt. In order to manage our interest rate risk, we enter into interest rate swap and cap agreements.
Cash inflows and cash outflows associated with the settlement of risk management activities are recognized in net cash provided by (used in) operating activities on the consolidated statements of cash flows.
Fair Value Measurements.    Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). However, we utilize a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of our financial assets and liabilities measured and reported at fair value. Where appropriate, our estimate of fair value reflects the impact of our credit risk, our counterparties' credit risk and bid-ask spreads. We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We classify fair value balances based on the observability of those inputs. The inputs used to measure fair value have been placed in a hierarchy based on priority.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hierarchy are as follows:

•
Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

•
Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

•
Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to our needs as well as financial transmission rights. At each balance sheet date, we perform an analysis of all instruments and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

The determination of the fair values incorporates various factors. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of our nonperformance risk on our liabilities. Valuation adjustments are generally based on capital market implied ratings evidence when assessing the credit standing of our counterparties and when applicable, adjusted based on management's estimates of assumptions market participants would use in determining fair value.
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
In determining the fair value of our reporting units, we generally use the income approach and utilize market information, such as recent sales transactions for comparable assets within the regions in which we operate to corroborate the fair values derived from the income approach. When there are not sufficient sales transactions to corroborate the income approach valuation, we use a market-based approach. The market-based approach compares our forecasted earnings and our market capitalization to those of similarly situated public companies by considering multiples of earnings.
Income Taxes.    Our parent, Dynegy, files a consolidated U.S. federal income tax return and, for financial reporting purposes, accounts for income taxes using the asset and liability method, which requires that we use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant temporary differences.
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax payable and related tax

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense together with assessing temporary differences resulting from differing tax and accounting treatment of certain items, such as depreciation, for tax and accounting purposes. These differences can result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

Because we operate and sell power in many different states, our effective annual state income tax rate will vary from period to period because of changes in our sales profile by state, as well as jurisdictional and legislative changes by state. As a result, changes in our estimated effective annual state income tax rate can have a significant impact on our measurement of temporary differences. We project the rates at which state tax temporary differences will reverse based upon estimates of revenues and operations in the respective jurisdictions in which we conduct business.We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized, we must establish a valuation allowance. We consider all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about our current financial position and our results of operations for the current period, as well as all currently available information about future periods, anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies.

We do not believe we will produce sufficient future taxable income, nor are there tax planning strategies available to realize the tax benefits from, net deferred tax assets not otherwise realized by reversing temporary differences. Therefore, a valuation allowance was recorded as of December 31, 2011. Any change in the valuation allowance would impact our income tax benefit (expense) and net income (loss) in the period in which the change occurs.

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

We are included in the consolidated federal and state income tax returns filed by Dynegy. Pursuant to provisions of the Internal Revenue Code Section 1502, pertaining to tax allocation arrangements, we record a receivable from Dynegy in an amount equal to the tax benefits realized in Dynegy's consolidated federal income tax return resulting from the utilization of our net operating losses and/or tax credits, or record a payable to Dynegy in an amount equal to the federal income tax computed on our separate company taxable income less the tax benefits associated with net operating losses and/or tax credits generated by us which are utilized in Dynegy's consolidated federal income tax return.

We recognize accrued interest expense and penalties related to unrecognized tax benefits as income tax expense.

Please read Note 22—Income Taxes for further discussion of our accounting for income taxes, uncertain tax positions and changes in our valuation allowance and Note 21—Related Party Transactions for discussion of our Tax Sharing Agreement.
Noncontrolling Interests.    Net loss applicable to noncontrolling interests on the consolidated income statements included third party investments in PPEA Holding in 2009 when we consolidated PPEA Holding. Please read Note 6—Noncontrolling Interests for further discussion.
Variable Interest Entities.    We evaluate our interests in VIEs to determine if we are considered the primary beneficiary and should therefore consolidate the VIE. The primary beneficiary of a VIE is the party that both: (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. Please read Note 16—Variable Interest Entities for further discussion.
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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Principles Not Yet Adopted
Fair Value Measurement Disclosures.    In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04—Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU No. 2011-04"). This authoritative guidance changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The implementation of this guidance will not have a significant impact on our financial condition, results of operations or cash flows.
Presentation of Comprehensive Income.    In June 2011, the FASB issued ASU 2011-05—Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU No. 2011-05"). The FASB's objective in issuing this guidance is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have elected to present comprehensive income as two separate consecutive statements.
Disclosures about Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This statement requires entities to disclose both gross and net information about instruments and transactions eligible for offsetting in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  Implementation of this guidance would affect disclosures around financial derivative contracts, however would have no impact on the statement of financial position or the statement of financial operations.  This guidance is effective for the quarter ending March 31, 2013.
Note 3—Chapter 11 Cases
On November 7, 2011, the DH Debtor Entities commenced the DH Chapter 11 Cases. On July 6, 2012, Dynegy commenced the Dynegy Chapter 11 Case. Dynegy and the DH Debtor Entities (together, the "Debtor Entities") remain in possession of their property and continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Dynegy Chapter 11 Case is a necessary step to facilitate the restructuring contemplated by the Plan and the Agreements (as defined and discussed below), including the planned merger of DH with and into Dynegy (the “Merger”).
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
Lease Rejection. On November 7, 2011, the DH Debtor Entities filed a motion with the Bankruptcy Court for authorization to reject the leases of the Roseton and Danskammer power generation facilities (the “Facilities”) and sought to impose a cap on the lease rejection damages under Section 502(b)(6) of the Bankruptcy Code. On December 13, 2011, Dynegy and the DH Debtor Entities entered into a binding term sheet with Resource Capital Management Corporation (“RCM”), Resources Capital Asset Recovery, L.L.C., Series DD and Series DR, Roseton OL LLC, Danskammer OL LLC, Roseton OP LLC and Danskammer OP LLC (collectively with RCM, the “PSEG Entities”), as the owners and lessors of the Roseton and a portion of Danskammer facilities, to settle and resolve issues among them in lieu of further litigation, regarding, among other things, the Roseton and Danskammer leases and all of the parties' rights and claims arising under the related lease documents, including certain tax indemnity agreements (the “PSEG Settlement”).
On December 20, 2011, the Bankruptcy Court entered a stipulated order (as amended by a stipulated order entered by the Bankruptcy Court on December 28, 2011) approving the rejection of the Roseton and Danskammer leases subject to certain conditions. The rejection damages claim of RCM was stipulated and allowed by the Bankruptcy Court in the amount of $110 million. The applicable DH Debtor Entities have operated and plan to continue operating the Facilities until such Facilities can be sold in accordance with the terms of the Agreements (as defined below) and in compliance with applicable

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

federal and state regulatory requirements. Please read the section entitled “Settlement Agreement and Plan Support Agreement” below for further discussion.
Adversary Proceeding and Examiner Report.    On November 11, 2011, U.S. Bank National Association (“U.S. Bank”), in its capacity as successor lease indenture trustee (the “Lease Trustee”) under the Indenture of Trust, Mortgage, Assignment of Leases and Rents and Security Agreement related to Roseton Units 1 and 2, dated as of May 8, 2001, and the Indenture of Trust, Mortgage, Assignment of Leases and Rents and Security Agreement related to Danskammer Units 3 and 4, dated as of May 8, 2001 (collectively, the “Lease Indentures”), commenced an adversary proceeding against Dynegy Danskammer, L.L.C. (“Danskammer”) Dynegy Roseton, L.L.C (“Roseton”) and DH (the “Adversary Proceeding”). The Lease Indentures govern the terms of the notes issued by Roseton OL LLC and Danskammer OL LLC, as owner lessors of the Facilities, to the pass through trust established under the Roseton-Danskammer 2001-Series B Pass Through Trust Agreement, dated as of May 1, 2001 (the “Pass Through Trust Agreement”). The Adversary Proceeding sought, among other things, a declaration that: (i) the leases of the Facilities to Roseton and Danskammer are not leases of real property; (ii) the leases are financings, not leases; (iii) notwithstanding the lease rejection claims, claims arising from DH's guaranty of certain of the Facilities' lease obligations are not subject to a cap pursuant to section 502(b)(6) of the Bankruptcy Code; and (iv) a determination of the allowed amount of the Lease Trustee's claims against Danskammer, Roseton, and DH.
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
All disputes and claims related to the Adversary Proceeding or otherwise related to the rejection of the Lease Documents have been resolved by the Settlement Agreement. Upon the effectiveness of the Settlement Agreement, the Adversary Proceeding was dismissed with prejudice and any potential claims relating to or arising from disputes with respect to, among other things, the Adversary Proceeding and the Lease Documents were released. In addition, pursuant to the Settlement Agreement, Dynegy, DH and the other settling parties have released any potential claims relating to or arising from disputes with respect to the matters investigated by the Examiner, including, among other things, the Reorganization and including, without limitation, any claims that have been or could have been brought in connection with the DMG Transfer, the related Undertaking Agreement or the DH Promissory Note.
Revolving Loan Agreement. Also in connection with the DH Chapter 11 Cases, DH, as lender, and the other DH Debtor Entities, as borrowers, entered into a $15 million Intercompany Revolving Loan Agreement that will be available to the borrowers for working capital and certain other administrative expenses during the DH Chapter 11 Cases.
Financial Obligations. The direct financial obligations of the DH Debtor Entities and obligations under their off-balance sheet arrangements, and the approximate principal amount of debt currently outstanding thereunder, include the following:

•
the following outstanding unsecured notes and debentures issued by the Company: (i) 8.75 percent senior unsecured notes due February 15, 2012; (ii) 7.5 percent senior unsecured notes due June 1, 2015; (iii) 8.375 percent senior unsecured notes due May 1, 2016; (iv) 7.75 percent senior unsecured notes due June 1, 2019; (v) 7.125 percent senior debentures due May 15, 2018; and (vi) 7.625 percent senior debentures due October 15, 2026 (collectively, the "Senior Notes"), issued under the Indenture dated September 26, 1996, as amended and restated as of March 14, 2001, and under the First through Sixth Supplemental Indentures thereto (the "Old Notes Indenture"), in the outstanding aggregate principal amount of approximately $3,370 million;

•
our Series B 8.316 percent Subordinated Capital Income Securities payable to affiliates issued under the Indenture dated May 28, 1997, as amended and restated (the "Subordinated Notes"), in the outstanding aggregate principal amount of $200 million (the "Subordinated Capital Income Securities");

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	our approximately $26 million cash collateralized letter of credit facility, which is collateralized by approximately $27 million of cash; and

•
The sale-leaseback arrangements for the Roseton and Danskammer power generation facilities under which the rent payments paid by each of them are assigned to an indenture trustee for the respective facility. The indenture trustee then pays a portion of those payments to each of two pass-through trusts, and such pass-through trusts pay these amounts to holders of certificates in the pass-through trusts. The current total outstanding principal of the certificates is approximately $550 million; however, we have estimated the expected allowed claim at $300 million. Please read Note 19—Liabilities Subject to Compromise for further discussion.

As the filing of the DH Chapter 11 Cases constituted an event of default under the Old Notes Indenture, we classified the Senior Notes and Subordinated Capital Income Securities, and the estimated allowed claim related to the leases for the Roseton and Danskammer power generation facilities as Liabilities subject to compromise on our December 31, 2011 consolidated balance sheet. Please read Note 19—Liabilities Subject to Compromise for further discussion.
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
Also on May 1, 2012, DGIN, Coal Holdco, the Debtor Entities, the Consenting Senior Noteholders, the PSEG Entities and certain Lease Certificate Holders (the "Consenting Lease Certificate Holders") entered into a plan support agreement (the “Original Plan Support Agreement”). On May 30, 2012, the parties to the Original Plan Support Agreement entered into an amended and restated plan support agreement including the Consenting Sub Debt Holders (the “Plan Support Agreement” and, together with the Settlement Agreement, the “Agreements”), providing for, among other things, the treatment of claims and certain rights and obligations of the supporting creditor parties as well as the Consenting Senior Noteholders thereunder. Additionally, pursuant to the Plan Support Agreement, DH and Dynegy each agreed, subject to the terms of the Plan Support Agreement, to amend the then existing plan of reorganization for DH to reflect the terms contained in the Plan Support Agreement. On July 31, 2012, Dynegy, DH, the Consenting Senior Noteholders, the Consenting Lease Certificate Holders and RCM (the “Amendment Parties) entered into the First Amendment to the Plan Support Agreement (the “First Amendment”). The First Amendment makes certain modifications and conforming changes to the Plan Support Agreement related to the modifications made to the Plan (as defined and discussed below) in connection with the filing of the Dynegy Chapter 11 Case. The material terms of the Plan are described below under the heading “Plan of Reorganization.” As of the date of the Original Plan Support Agreement, the earlier noteholder restructuring support agreement, dated November 7, 2011, which was entered into in connection with the filing of DH Chapter 11 Cases, and amended and restated on December 26, 2011, was terminated.
The Bankruptcy Court entered an order approving the Settlement Agreement on June 1, 2012 (the “Approval Order”) and the Settlement Agreement became effective on June 5, 2012 (the "Settlement Effective Date"). Pursuant to the Settlement Agreement, Dynegy and DH entered into a Contribution and Assignment Agreement (the “Contribution Agreement”), pursuant to which Dynegy assigned and contributed 100% of its outstanding equity interests in Coal Holdco to DH (the “DMG Acquisition”). In full consideration for such contribution and in accordance with the terms of the Settlement Agreement and the Approval Order, (i) Dynegy received an allowed administrative claim pursuant to sections 503(b) and 507(a) of the Bankruptcy Code in an unliquidated amount against us in the DH Chapter 11 Cases (the “Administrative Claim”), (ii) the Prepetition Litigation (as defined below), the Adversary Proceeding and the affiliate payable to DH were dismissed with prejudice or released and (iii) the parties to the Settlement Agreement issued and received the releases set forth in the Settlement Agreement and described above under "-Adversary Proceeding and Examiner Report." Also pursuant to the Settlement Agreement on June 5, 2012, the Undertaking Agreement and the DH note were terminated with no further obligations thereunder.
Plan of Reorganization. On December 1, 2011, Dynegy and DH, as co-plan proponents (the “Plan Proponents”), filed a proposed Chapter 11 plan of reorganization and a related disclosure statement for DH with the Bankruptcy Court, which was

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequently amended and filed with the Bankruptcy Court on each of January 19, 2012 (the "Original Plan"), March 6, 2012 and June 8, 2012, as the proposed amended plan, the proposed second amended plan and the proposed third amended plan of reorganization for DH. Pursuant to the proposed Original Plan, it was a condition to the effective date of such plan that the rejection damages arising from the rejection of the leases of the Roseton and Danskammer power generation facilities be determined in an amount not to exceed $300 million (or $190 million net of the claim of PSEG, which has already been allowed by the Bankruptcy Court in the amount of $110 million), subject only to a potential waiver.
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

•
holders of equity interests in Dynegy Inc, DH or the Surviving Entity shall not receive any distribution or retain any interest or property under the Plan on account of such holder's equity interest; and

•
the Administrative Claim will be satisfied in full under the Plan with: (a) 1.0% of the fully-diluted common shares of the Surviving Entity to be outstanding immediately following the Effective Date (subject to dilution by the Warrants (as defined below)) and options, restricted stock or other equity interests issued as equity compensation to officers, employees or directors of the Surviving Entity or its affiliates, and (b) warrants with a 5-year term to purchase an

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate of 13.5% of the fully-diluted common shares of the Surviving Entity (the “Warrants”) (subject to dilution) for an exercise price to be determined based on a net equity value of the Surviving Entity of $4 billion, and containing customary anti-dilution adjustments, as provided in the Settlement Agreement.
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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Condensed Combined Financial Statements of the Debtor Entities
Condensed combined financial statements of the DH Debtor Entities are set forth below (in millions):
Condensed Combined Balance Sheet
As of December 31, 2011

Cash	$33
Restricted cash and investments (including $27 million current)	27
Accounts receivable	8
Inventory	34
Investment in consolidated subsidiaries	5,568
Accrued interest from affiliate	8
Undertaking receivable from affiliate	1,250
Deferred income taxes	44
Other	14
Total assets	$6,986
Current liabilities and accrued liabilities	$10
Liabilities subject to compromise	4,012
Intercompany payable	1,587
Long-term debt to affiliates	1,262
Deferred income taxes	50
Other	33
Total liabilities	$6,954
Total member's equity	$32
Total liabilities and member's equity	$6,986
See Note 19—Liabilities Subject to Compromise for additional discussion of liabilities subject to compromise.

Condensed Combined Statement of Operations
For the Period from November 8, 2011 to December 31, 2011

Revenues	$4
Cost of sales	(4)
Operating expenses	(14)
Operating loss	(14)
Bankruptcy reorganization charges	(666)
Equity losses	(82)
Interest expense, affiliate	(6)
Other income and expense, net	17
Income tax benefit	188
Net loss	$(563)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Combined Statement of Cash Flows
For the Period from November 8, 2011 to December 31, 2011

Net cash provided by (used in):
Operating activities	$22
Investing activities	(1)
Financing activities	—
Net increase in cash and cash equivalents	21
Cash and cash equivalents, beginning of period	12
Cash and cash equivalents, end of period	$33
Basis of Presentation.    The Condensed Combined Financial Statements only include the financial statements of the DH Debtor Entities. Transactions and balances of receivables and payables among the DH Debtor Entities are eliminated in consolidation. However, the Condensed Combined Balance Sheet includes receivables from related parties and payables to related parties that are not DH Debtor Entities. Actual settlement of these related party receivables and payables is, by historical practice, made on a net basis.
Interest Expense.    The DH Debtor Entities have discontinued recording interest on unsecured or undersecured LSTC. Contractual interest on LSTC not reflected in the Condensed Combined Financial Statements was approximately $44 million; representing interest expense from the bankruptcy filing on November 8, 2011 through December 31, 2011.
Bankruptcy Reorganization Charges.    Bankruptcy reorganization charges represent the direct and incremental costs of bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated. Bankruptcy reorganization charges, as shown in the Condensed Combined Statement of Operations above, consist of expense or income incurred or earned as a direct and incremental result of the bankruptcy filings. The table below lists the significant items within this category for the period from November 7, 2011 through December 31, 2011 (in millions).

Provision for estimated allowed claims	$300
Loss on rejection of DNE leases	311
Write-off of unamortized deferred financing costs and debt discounts	52
Professional fees	3
Total Bankruptcy reorganization charges	$666
Provision for allowable claims primarily relates to our best estimate of the probable allowed claim associated with the DNE leases as of December 31, 2011. For further discussion, please see Note 19—Liabilities Subject to Compromise—DNE Lease Termination Claim.
Loss on rejection of DNE lease primarily relates to deferred rent that has accumulated over time as the historical lease payments exceeded the annual rent expense. Upon rejection of the lease, the amount of deferred rent was written off.
Write-off of unamortized deferred financing costs and debt discounts relates to our unsecured pre-petition debt, which has been reclassified to LSTC on the consolidated balance sheet following the Chapter 11 Filing on November 7, 2011. We wrote-off these amounts in order to reflect our unsecured pre-petition debt at the expected amount of the probable allowed claim.
Professional fees relate primarily to the fees of attorneys and consultants working directly on the bankruptcy filings and our plan of reorganization.
Note 5—Dispositions, Contract Terminations and Discontinued Operations
Dispositions and Contract Terminations
DMG Transfer and Undertaking Agreement. On September 1, 2011, we completed the DMG Transfer which resulted in the transfer of our Coal segment to Dynegy in exchange for the Undertaking Agreement. In connection with the DMG Transfer,

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we recognized a loss of $1.77 billion, which was recorded as a reduction of member's equity because the transaction was between entities under common control.

We reacquired the assets disposed of in the DMG Transfer on June 5, 2012. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement and Note 27—Subsequent Events for further discussion. As a result, the Coal segment did not meet the requirements for discontinued operations presentation in our consolidated statement of operations.

LS Power Transactions.    On November 30, 2009, Dynegy and the Company sold certain assets and investments to LS Power. Dynegy consummated its transactions (the “LS Power Transactions”) with LS Power in two parts, with the issuance of notes by the Company, on December 1, 2009, and the remainder of the transactions closing on November 30, 2009. At closing, Dynegy and the Company received $936 million and $1,476 million, in cash, net of closing costs. Of the proceeds, $547 million and $990 million related to the disposition of assets, including our interest in the Sandy Creek project, for Dynegy and the Company, respectively. We also received $175 million from the release of restricted cash on our consolidated balance sheets that was used to support our funding commitment to the Sandy Creek Project and $214 million for the issuance of $235 million notes payable at the close of the transaction. In addition, Dynegy received 245 million shares of Dynegy’s Class B common stock from LS Power. In exchange, we sold to LS Power five peaking and three combined-cycle generation assets, as well as our remaining interest in the Sandy Creek Project under construction in Texas, and the Company issued the notes to an affiliate of LS Power. Please read Note 21—Related Party Transactions for further discussion.
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
In connection with the signing of the purchase and sale agreement with LS Power on August 9, 2009, our Arlington Valley and Griffith power generation assets (collectively, the "Arizona power generation facilities") and our Bluegrass power generation facility met the requirements for classification as discontinued operations. Accordingly, the results of operations for these facilities have been reclassified as discontinued operations for all periods presented.
We recorded pre-tax impairment charges of $326 million, inclusive of costs to sell, related to the assets included in the LS Power Transactions that did not meet the criteria for classification as discontinued operations for the year ended December 31, 2009. The charges are included in Impairment and other charges in our consolidated statements of operations. Please read Note 8—Impairment and Restructuring Charges for further discussion of these impairments.
We discontinued depreciation and amortization of property, plant and equipment included in the LS Power Transactions that did not meet the criteria for classification as discontinued operations during the third quarter 2009. Depreciation and amortization expense related to these assets totaled $24 million in the year ended December 31, 2009.
PPEA Holding Company LLC.    On November 10, 2010, we completed the sale of our interest in PPEA Holding to one of the other investors in PPEA Holding. We recognized a loss of approximately $28 million on the sale, which is included in Losses from unconsolidated investments in our consolidated statements of operations. This loss represents $28 million of losses reclassified from Accumulated other comprehensive loss. Please read Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion.
Discontinued Operations
Arlington Valley, Griffith and Bluegrass.    On November 30, 2009, we completed the sale of our interests in the Arizona power generation facilities and Bluegrass power generation facility as part of the LS Power Transactions, as discussed above.
The Arizona power generation facilities, as well as our Bluegrass facility, met the criteria of held for sale during the third quarter 2009. At that time, we discontinued depreciation and amortization of the Arizona power generation facilities' and Bluegrass' property, plant and equipment. Depreciation and amortization expense related to the Arizona power generation facilities totaled approximately $14 million for the year ended December 31, 2009. Depreciation and amortization expense related to the Bluegrass facility totaled approximately $1 million for the year ended December 31, 2009. We recorded an impairment charge of $235 million related to the Arizona power generation facilities during the third quarter 2009. We

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

previously recorded impairment charges of $5 million and $18 million related to the Bluegrass facility during the first and second quarters of 2009, respectively. Please read Note 8—Impairment and Restructuring Charges for further discussion of these impairments. The results of Bluegrass' and the Arizona power generation facilities' operations are reported in discontinued operations for all periods presented in our Gas segment.
Heard County.    On April 30, 2009, we completed the sale of our interest in the Heard County power generation facility for approximately $105 million. Heard County was classified as held for sale during the first quarter 2009. At that time, we discontinued depreciation and amortization of Heard County's property, plant and equipment. Depreciation and amortization expense related to Heard County totaled approximately less than $1 million for the year ended December 31, 2009. The results of Heard County's operations are included in discontinued operations for all periods presented in our Gas segment.
Summary.    The following table summarizes information related to our discontinued operations:

Total
(in millions)
2010
Revenues	$—
Income from operations before taxes	1
Income from operations after taxes	1
2009
Revenues	$116
Loss from operations before taxes (1)	(249)
Loss from operations after taxes	(165)
Loss on sale before taxes	(94)
Loss on sale after taxes	(57)
_______________________________________________________________________________

(1)
Includes $23 million and $235 million of impairment charges related to our Bluegrass power generation facility and our Arizona power generation facilities, respectively, which are included in the Gas segment.

Note 6—Noncontrolling Interests
We account for noncontrolling interests in accordance with FASB ASC 810, Consolidations, which requires: (i) ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated statements of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statements of operations; (iii) changes in a parent's ownership interests that do not result in deconsolidation to be accounted for as equity transactions; and (iv) that a parent recognize a gain or loss in net income upon deconsolidation of a subsidiary, with any retained noncontrolling equity investment in the former subsidiary initially measured at fair value. The following table presents the net income (loss) attributable to the member:

Twelve Months Ended December 31, 2009
(in millions)
Loss from continuing operations	$(1,031)
Loss from discontinued operations, net of tax benefit of $121	(222)
Net loss	$(1,253)
As a result of the deconsolidation and subsequent sale of our interest in PPEA Holding, effective January 1, 2010, there are no longer any noncontrolling interests in any of our consolidated subsidiaries, and as a result, no reconciliation is needed for the twelve months ended December 31, 2011 and 2010.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the carrying amount of total equity, equity attributable to the Company and the equity attributable to the noncontrolling interests at the beginning and the end of the twelve months ended December 31, 2009:

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
Note 7—Investments
We did not have any investments as of December 31, 2011. The amortized cost basis, unrealized gains and losses and fair values of investments in available for sale investments as of December 31, 2010, is shown in the table below:

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
During the twelve months ended December 31, 2011 and 2010, we received proceeds of $419 million and $302 million, respectively, from the sale of available for sale securities. We realized an immaterial amount of gains and losses on the sale of these available for sale securities in earnings for the twelve months ended December 31, 2011 and 2010.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Impairment and Restructuring Charges
2010 Impairment Charges
Casco Bay Impairment.   On August 13, 2010, Dynegy entered into a merger agreement with an affiliate of The Blackstone Group L.P. ( “Blackstone”), pursuant to which Dynegy would be acquired. The merger agreement was not approved by Dynegy stockholders at the special stockholders' meeting on November 23, 2010 and was subsequently terminated by the parties in accordance with the terms of the merger agreement.
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
In performing the impairment analysis, we concluded that the assets Blackstone planned to sell to a third party did not meet the criteria of "held for sale," as the agreement to sell these assets was a contractual arrangement between Blackstone and a third party. Our management had not committed to any plan to dispose of these assets prior to the end of their previously estimated useful lives. As such, we assessed the recoverability of the carrying value of these assets using expected cash flows from the proceeds from the potential sale of these assets, probability weighted with the expected cash flow from continuing to hold and use the assets. We performed this analysis considering a range of likelihoods that management considered reasonable regarding whether the sale of these assets would be completed. In any of the scenarios within this range of the probabilities we considered reasonable, the expected undiscounted cash flows from the Moss Landing, Morro Bay and Oakland facilities were sufficient to recover their carrying values, while the expected undiscounted cash flows from the Casco Bay facility were not. Therefore, we recorded an impairment charge to reduce the carrying value of the Casco Bay facility and related assets to its estimated fair value. We determined the fair value of the facility based on assumptions that reflect our best estimate of third party market participants' considerations, and corroborated these assumptions based upon the terms of the proposed sale of the facilities. The Blackstone Merger Agreement ultimately did not receive stockholder approval, and at December 31, 2010, we no longer considered it more likely than not that these facilities will be disposed of before the end of their currently estimated useful lives.
Other.    In the first quarter of 2010, as a result of uncertainty and risk surrounding PPEA's financing structure, we recorded a pre-tax impairment charge of approximately $37 million to reduce the carrying value of our investment in PPEA Holding to zero. In the fourth quarter 2010, we sold our interest in this investment. Please read Note 15—Unconsolidated Investments for additional information.
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
2009 Impairment Charges
The following summarizes pre-tax impairment charges recorded during 2009 and the line item in which they appear in our consolidated statements of operations:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Impairment and other charges	Loss from discontinued operations	Total
	(in millions)
Bluegrass	$—	$(5)	$(5)
Assets included in the LS Power Transactions	(326)	(253)	(579)
Roseton and Danskammer	(212)	—	(212)
Total impairment charges	$(538)	$(258)	$(796)
Bluegrass.    During the first quarter 2009, we performed a goodwill impairment test due to changes in market conditions that would more likely than not reduce the fair values of our reporting units below their carrying amounts. Please read Note 17—Goodwill for further discussion. This decline in value also triggered testing of the recoverability of our long-lived assets. We performed an impairment analysis and recorded a pre-tax impairment charge of $5 million ($3 million after tax). This charge, which related to the Bluegrass power generation facility, is included in Income (loss) on discontinued operations in our consolidated statements of operations. We determined the fair value of the Bluegrass facility using assumptions that reflected our best estimate of third party market participants' considerations.
Assets Included in the LS Power Transactions.    At June 30, 2009, in connection with discussions leading to the agreement with LS Power, we determined it was more likely than not that certain assets would be sold prior to the end of their previously estimated useful lives. Therefore, we updated our March 31, 2009 long-lived asset impairment analysis for each of the asset groups that we were considering for sale as part of the proposed transaction as of June 30, 2009. As a result, we recorded a pre-tax impairment charge of $197 million ($120 million after-tax). Of this charge, $179 million related to the Bridgeport power generation facility and related assets and is included in Impairment and other charges in our consolidated statements of operations. The remaining $18 million ($11 million after-tax) related to the Bluegrass power generation facility and related assets and is included in Income (loss) from discontinued operations in our consolidated statements of operations. This additional impairment charge for the Bluegrass power generation facility reflected updated assumptions regarding the terms of a potential sale as well as continued weakening of forward capacity prices in the second quarter 2009. We determined the fair value of these generation facilities and related assets using assumptions that reflect our best estimate of third party market participants' considerations and corroborated these estimates indirectly based on our assumptions regarding the terms of and the overall value inherent in the LS Power Transactions.
In performing the June 30, 2009 impairment analysis, we used an 80 percent likelihood at June 30, 2009 of reaching an agreement for sale of the assets, and certain assumptions about the terms of such a sale. Upon reaching the agreement with LS Power, the assets qualified as held for sale, and additional impairment charges were recorded, as discussed below.
On August 9, 2009, we entered into the purchase and sale agreement with LS Power. At that time, the operating assets included in that agreement met the criteria of held for sale. Accordingly, we updated our impairment analysis reflecting the estimated fair value for the consideration to be received from LS Power inclusive of costs to sell. As a result, we recognized pre-tax impairment charges of $382 million for the three month period ended September 30, 2009. The $147 million charge is included in Impairment and other charges in our consolidated statements of operations. The $235 million charge is included in Income (loss) on discontinued operations in our consolidated statements of operations.
At September 30, 2009, the fair value of the consideration was based partially upon the closing stock price of Dynegy's Class A common stock of $2.55 per share. We recorded additional losses on the sale of these assets upon close of the transaction in the fourth quarter 2009, based on changes subsequent to September 30, 2009 in the fair value of the shares to be received as part of the consideration for this transaction, changes in the fair value of debt to be issued, and changes in working capital items not reimbursed by the purchaser. In addition, we recorded a loss of $84 million on the sale of our Sandy Creek project investment included in this transaction.
Please refer to Note 5—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions for further discussion.
Roseton and Danskammer.    In updating our impairment analysis for assets that were being considered for sale as discussed above, we noted that the aggregate carrying value of the assets included in the proposed transaction exceeded the aggregate fair value of the consideration to be received. In addition, we noted a continued weakening in forward capacity and forward power prices in certain of the markets in which we operate. This indicated a possible decline in the value of power

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generation assets in all three of our reportable segments. Therefore, at June 30, 2009, we updated our March 31, 2009 impairment analysis for our remaining power generation facilities not currently under consideration for sale. As a result of changes in market conditions in the second quarter 2009 within the Northeast region of the United States, we recorded a pre-tax impairment charge of $208 million ($129 million after-tax) related to the Roseton and Danskammer power generation facilities. This charge is included in Impairment and other charges in our consolidated statements of operations. We determined the fair value of these facilities using assumptions that reflect our best estimate of third party market participants' considerations. This involved using the present value technique, incorporating our best estimate of third party market participants' assumptions about the best use of assets, future power and fuel costs and the costs of complying with environmental regulations. Based on a continuation of expected cash flow losses for these assets in 2009, we recorded additional pre-tax impairment charges of $4 million ($3 million after-tax) in 2009.
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
Restructuring Charges
In the fourth quarter 2010, we established a plan to align our corporate cost structure with the current challenging commodity price environment. As a result of this plan, we eliminated approximately 135 positions, and we paid approximately $8 million of severance benefits to affected employees in 2011. We eliminated an additional 40 positions in connection with the closure of our Vermilion facility in 2011, and paid $1 million of severance benefits in connection with the facility's closure. We recognized pre-tax charges of $12 million in 2010 in connection with these restructuring activities and with the closure of our South Bay facility. These charges are included in Impairment and other charges in our consolidated statements of operations and were based on contractual obligations under our existing benefit plans.
During 2011, we continued to align our corporate structure and recognized pre-tax charges of approximately $5 million in connection with the additional restructuring activities. Approximately 55 positions were eliminated and we expect to pay out in 2012 approximately $1 million of severance benefits to affected employees.
The following table summarizes activity related to liabilities associated with costs related to severance and retention benefits:

	Year Ended December 31,
	2011	2010	2009 (1)
	(in millions)
Beginning of year	$15	$12	$2
Expense (2)	7	12	11
Payments	(20)	(9)	(1)
DMG Transfer (3)	(1)	—	—
End of year	$1	$15	$12
_______________________________________________________________________________

(1)	Amounts primarily relate to severance and retention benefits associated with employees at the Plum Point and South Bay facilities.

(2)	2011 expense includes $2 million in retention benefits.

(3)	On September 1, 2011, we completed the DMG Transfer. Please read Note 1—Organization and Operations—DMG Transfer for further discussion.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Risk Management Activities, Derivatives and Financial Instruments
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
Many of our contractual arrangements are derivative instruments and must be accounted for at fair value. We also manage commodity price risk by entering into capacity forward sales arrangements, tolling arrangements, RMR contracts, fixed price coal purchases and other arrangements that do not receive fair value accounting treatment because these arrangements do not meet the definition of a derivative or are designated as "normal purchase normal sales." As a result, the gains and losses with respect to these arrangements are not reflected in the consolidated statements of operations until delivery occurs.
Quantitative Disclosures Related to Financial Instruments and Derivatives
The following disclosures and tables present information concerning the impact of derivative instruments on our consolidated balance sheets and statements of operations. In the table below, commodity contracts primarily consist of derivative contracts related to our power generation business that we have not designated as accounting hedges, that are entered into for purposes of economically hedging future fuel requirements and sales commitments and securing commodity prices. Interest rate contracts primarily consist of derivative contracts related to managing our interest rate risk. As of December 31, 2011, our commodity derivatives were comprised of contracts for both purchases and sales of commodities. As of December 31, 2011, we had derivative contracts for net purchases/(sales) of commodities outstanding and notional interest rate swaps outstanding in the following quantities:

Contract Type	Hedge Designation	Quantity	Unit of Measure	Net Fair Value
		(in millions)		(in millions)
Commodity derivative contracts:
Electric energy (1)	Not designated	(18)	MWh	$65
Electric energy, affiliates	Not designated	2	MWh	$(5)
Natural Gas (1)	Not designated	306	MMBtu	$(220)
Other (2)	Not designated	15	Misc	$(16)
Interest rate contracts:
Interest rate swaps	Not designated	788	Dollars	$(8)
Interest rate caps	Not designated	900	Dollars	$2
_______________________________________________________________________________

(1)	Mainly comprised of swaps, options and physical forwards.

(2)	Comprised of coal, crude oil, fuel oil options, electricity spread options, natural gas spread options, swaps and physical forwards.
Derivatives on the Balance Sheet.    The following table presents the fair value and balance sheet classification of derivatives in the consolidated balance sheets as of December 31, 2011 and 2010, segregated between designated, qualifying hedging instruments and those that are not, and by type of contract segregated by assets and liabilities.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Type	Balance Sheet Location	December 31, 2011	December 31, 2010
		(in millions)
Derivatives designated as hedging instruments:
Derivative Assets:
Interest rate contracts	Assets from risk management activities	$—	$1
Total derivatives designated as hedging instruments, net		—	1
Derivatives not designated as hedging instruments:
Derivative Assets:
Commodity contracts	Assets from risk management activities	2,639	1,265
Commodity contracts, affiliates	Assets from risk management activities, affiliates	2	—
Interest rate contracts	Assets from risk management activities	2	5
Derivative Liabilities:
Commodity contracts	Liabilities from risk management activities	(2,810)	(1,231)
Commodity contracts, affiliates	Liabilities from risk management activities, affiliates	(7)	—
Interest rate contracts	Liabilities from risk management activities	(8)	(6)
Total derivatives not designated as hedging instruments, net		(182)	33
Total derivatives, net		$(182)	$34
Impact of Derivatives on the Consolidated Statements of Operations
The following discussion and table presents the location and amount of gains and losses on derivative instruments in our consolidated statements of operations segregated between designated, qualifying hedging instruments and those that are not, by type of contract.
Cash Flow Hedges.    We may enter into financial derivative instruments that qualify, and that we may elect to designate, as cash flow hedges. Interest rate swaps have been used to convert floating interest rate obligations to fixed interest rate obligations.
Our former investee, PPEA, which we consolidated through December 31, 2009, had certain interest rate swap agreements which were designated as cash flow hedges. Therefore, the effective portion of the changes in value prior to July 28, 2009 was reflected in other comprehensive income (loss). On July 28, 2009, we determined the interest rate swap agreements no longer qualified for cash flow hedge accounting because the hedged forecasted transaction (that is, the future interest payments arising from the PPEA Credit Agreement Facility) was no longer probable of occurring. We performed a final effectiveness test as of July 28, 2009 and no ineffectiveness was recorded. Effective January 1, 2010, we deconsolidated our investment in PPEA Holding, and we sold our interest in this entity in the fourth quarter of 2010. Please read Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion of our association with PPEA. The amounts previously deferred in Accumulated other comprehensive income (loss) were recognized in earnings upon our sale of our investment in PPEA Holding in the fourth quarter of 2010, resulting in a loss of $28 million, included in Losses from unconsolidated investments on our consolidated statement of operations.
During the twelve month periods ended December 31, 2011, 2010 and 2009, there was no ineffectiveness from changes in fair value of derivative positions and no amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows in any of the periods. No amounts were reclassified to earnings in connection with forecasted transactions that were considered probable of not occurring.
We recognized a gain of $166 million in Other comprehensive loss on the effective portion of interest rate swap contracts designated as cash flow hedges for the year ended December 31, 2009. As of July 28, 2009, these derivatives no longer qualified for cash flow hedge accounting, and therefore, no additional gains or losses have been recognized in Other comprehensive income since that date.
Fair Value Hedges.    We also enter into derivative instruments that qualify, and that we may elect to designate, as fair value hedges. We previously used interest rate swaps to convert a portion of our non-prepayable fixed-rate debt into floating-rate debt. These derivatives and the corresponding hedged debt matured April 1, 2011. During the twelve month periods ended

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009, there was no ineffectiveness from changes in the fair value of hedge positions and no amounts were excluded from the assessment of hedge effectiveness. In addition, there were no gains or losses related to the recognition of firm commitments that no longer qualified as fair value hedges.
The impact of interest rate swap contracts designated as fair value hedges and the related hedged item on our consolidated statements of operations for the twelve months ended December 31, 2011, 2010 and 2009 was immaterial.
Financial Instruments Not Designated as Hedges.    We elect not to designate derivatives related to our power generation business and certain interest rate instruments as cash flow or fair value hedges. Thus, we account for changes in the fair value of these derivatives within the consolidated statements of operations (herein referred to as "mark-to-market accounting treatment"). As a result, these mark-to-market gains and losses are not reflected in the consolidated statements of operations in the same period as the underlying activity for which the derivative instruments serve as economic hedges.
For the twelve months ended December 31, 2011, our revenues included approximately $193 million of mark-to-market losses related to commodity derivative activity compared to approximately $21 million of mark-to-market gains and approximately $180 million of mark-to-market losses in the periods ended December 31, 2010 and 2009, respectively.
The impact of derivative financial instruments that have not been designated as hedges on our consolidated statements of operations for the twelve month periods ended December 31, 2011, 2010 and 2009 is presented below. Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions or interest payments associated with these financial instruments. Therefore, this presentation is not indicative of the economic results we expect to realize when the underlying physical transactions settle and interest payments are made.

		Amount of All Gain (Loss) Recognized in Income on Derivatives for the Twelve Months Ended December 31,
	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		2011	2010	2009
		(in millions)
Commodity contracts	Revenues	$(224)	$185	$337
Commodity contract with affiliates	Revenues	(18)	—	—
Interest rate contracts	Interest expense	(7)	—	(12)
Note 10—Fair Value Measurements
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$211	$26	$237
Electricity derivatives, affiliates	—	1	1	2
Natural gas derivatives	—	2,387	—	2,387
Other derivatives	—	15	—	15
Total assets from commodity risk management activities	$—	$2,614	$27	$2,641
Assets from interest rate contracts	—	—	2	2
Total	$—	$2,614	$29	$2,643
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(169)	$(2)	$(171)
Electricity derivatives, affiliates	—	(2)	(5)	(7)
Natural gas derivatives	—	(2,607)	—	(2,607)
Heat rate derivatives	—	—	(17)	(17)
Other derivatives	—	(15)	—	(15)
Total liabilities from commodity risk management activities	$—	$(2,793)	$(24)	$(2,817)
Liabilities from interest rate contracts	—	—	(8)	(8)
Total	$—	$(2,793)	$(32)	$(2,825)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$526	$77	$603
Natural gas derivatives	—	613	5	618
Other derivatives	—	44	—	44
Total assets from commodity risk management activities	$—	$1,183	$82	$1,265
Assets from interest rate swaps	—	6	—	6
Short-term investments:
Commercial paper	—	41	—	41
Certificates of deposit	—	12	—	12
Corporate securities	—	2	—	2
U.S. Treasury and government securities (1)	—	120	—	120
Total short-term investments	$—	$175	$—	$175
Total	$—	$1,364	$82	$1,446
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(311)	$(28)	$(339)
Natural gas derivatives	—	(825)	—	(825)
Heat rate derivatives	—	—	(31)	(31)
Other derivatives	—	(36)	—	(36)
Total liabilities from commodity risk management activities	$—	$(1,172)	$(59)	$(1,231)
Liabilities from interest rate swaps	—	(6)	—	(6)
Total	$—	$(1,178)	$(59)	$(1,237)
_______________________________________________________________________________

(1)	Includes $85 million in Broker margin account on our consolidated balance sheets in support of transactions with our futures clearing manager.
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
The following tables set forth a reconciliation of changes in the fair value of financial instruments classified as Level 3 in

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value hierarchy:

	Twelve Months Ended December 31, 2011
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Interest Rate Swaps	Total
	(in millions)
Balance at December 31, 2010	$49	$5	$(31)	$—	$23
Realized and unrealized gains, net of affiliates	7	(4)	(5)	(6)	(8)
Settlements	(36)	(1)	19	—	(18)
Balance at December 31, 2011	$20	$—	$(17)	$(6)	$(3)
Unrealized gains (losses) relating to instruments (net of affiliates) still held as of December 31, 2011	$9	$(4)	$(7)	$(6)	$(8)

	Twelve Months Ended December 31, 2010
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Interest Rate Swaps	Total
	(in millions)
Balance at December 31, 2009	$6	$5	$17	$(50)	$(22)
Deconsolidation of Plum Point (See Note 16)	—	—	—	50	50
Realized and unrealized gains, net	77	—	7	—	84
Purchases	1	—	2	—	3
Issuances	(12)	—	(22)	—	(34)
Settlements	(23)	—	(35)	—	(58)
Balance at December 31, 2010	$49	$5	$(31)	$—	$23
Unrealized gains (losses) relating to instruments still held as of December 31, 2010	$64	$—	$(9)	$—	$55

	Twelve Months Ended December 31, 2009
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Interest Rate Swaps	Total
	(in millions)
Balance at December 31, 2008	$7	$7	$46	$—	$60
Realized and unrealized gains (losses), net	24	(1)	35	(5)	53
Purchases	49	—	—	—	49
Issuances	(44)	—	(10)	—	(54)
Settlements	(30)	(1)	(54)	5	(80)
Transfer into Level 3	—	—	—	(50)	(50)
Balance at December 31, 2009	$6	$5	$17	$(50)	$(22)
Unrealized gains (losses) relating to instruments still held as of December 31, 2009	$2	$(1)	$5	$(6)	$—
Gains and losses (realized and unrealized) for Level 3 recurring items are included in Revenues on the consolidated statements of operations. We believe an analysis of instruments classified as Level 3 should be undertaken with the understanding that these items generally serve as economic hedges of our power generation portfolio.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Transfers in and/or out of Level 3 are valued at the end of the period. As of December 31, 2009, PPEA held interest rate swaps with a contractual net liability of approximately $80 million. The fair value of these liabilities was estimated to be approximately $50 million due to a valuation adjustment for the deterioration of PPEA's credit worthiness pursuant to fair value accounting standards. As a result of the significance of the credit valuation adjustment, these interest rate swaps were reflected in Level 3 at December 31, 2009.
On January 1, 2010, we adopted ASU No. 2009-17. The adoption of ASU No. 2009-17 resulted in a deconsolidation of our investment in PPEA Holding which was accounted for as an equity method investment until the sale of our interest on November 10, 2010. Please read Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion.
We had approximately $23 million and $80 million of Collateral as of December 31, 2011 and 2010, respectively, included in Broker margin account on our consolidated balance sheets. Substantially all of our derivative positions with our derivative counterparties are supported by letters of credit, cash and short-term investment collateral postings or first priority liens on certain of our assets. We do not consider the letters of credit in our valuation of our derivative liabilities unless they are cash collateralized, as they are third-party credit enhancements.
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

	Fair Value Measurements as of December 31, 2010
					Total Losses
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets held and used	$—	$—	$275	$275	$(136)
Equity method investment	—	—	—	—	(37)
Total	$—	$—	$275	$275	$(173)
During the twelve months ended December 31, 2010, long-lived assets held and used were written down to their fair value of $275 million, resulting in pre-tax impairment charges of $136 million, which is included in Impairment and other charges on our consolidated statements of operations. Please read Note 8—Impairment and Restructuring Charges—2010 Impairment Charges for further discussion.
On January 1, 2010, we recorded an impairment of our investment in PPEA Holding as part of our cumulative effect of a change in accounting principle. We determined the fair value of our investment using assumptions that reflect our best estimate of third party market participants' considerations based on the facts and circumstances related to our investment at that time. The fair value of our investment on January 1, 2010 is considered a Level 3 measurement as the fair value was determined based on probability weighted cash flows resulting from various alternative scenarios including no change in the financing structure, a restructuring of the project debt and insolvency. These scenarios and the related probability weighting are consistent with the scenarios used at December 31, 2009 in our long-lived asset impairment analysis. At March 31, 2010, we fully impaired our investment in PPEA Holding due to the uncertainty and risk surrounding PPEA's financing structure. During the period from April 1, 2010 through November 10, 2010, the date we sold our investment in PPEA Holding, we did not recognize our share of losses from our investment in PPEA Holding as we had no further obligation to provide support. Please read Note 8—Impairment and Restructuring Charges—2010 Impairment Charges—Other and Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of December 31, 2009
					Total Losses
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets/Liabilities:
Goodwill	$—	$—	$—	$—	$(433)
Assets and liabilities associated with assets related to the LS Power Transactions	—	—	—	—	(584)
Assets held and used	—	—	—	—	(212)
Total	$—	$—	$—	$—	$(1,229)
During the first quarter 2009, goodwill with a carrying amount of $433 million was written down to its implied fair value of zero, resulting in an impairment charge of $433 million, which is included in Goodwill impairment on our consolidated statements of operations. Please read Note 17—Goodwill for further discussion and disclosures addressing the description of the inputs and information used to develop the inputs as well as the valuation techniques used to measure the goodwill impairment.
During 2009, long-lived assets held and used were written down to their fair value of zero, resulting in an impairment charge of $212 million, which is included in Impairment and other charges on our consolidated statements of operations. In addition, during the twelve months ended December 31, 2009, net assets/liabilities related to the LS Power Transactions were written down to their fair value of $1,258 million, less costs to sell of $25 million, resulting in an impairment charge of $584 million at September 30, 2009. Of this amount, $326 million is included in Impairment and other charges and $258 million is included in Income (loss) on discontinued operations on our consolidated statements of operations. Please read Note 8—Impairment and Restructuring Charges—2009 Impairment Charges for further discussion.
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
The carrying values of current financial assets and liabilities (cash, accounts receivable, short-term investments and accounts payable) not presented in the table below, approximate fair values due to the short-term maturities of these instruments. Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes for the periods ending December 31, 2011 and December 31, 2010, respectively. The $846 million Affiliate receivable, affiliate balance with Dynegy classified within member's equity does not have a fair value as there are no defined payment terms, it is not evidenced by any promissory note and there has never been an intent for payment to occur. Please read Note 21—Related Party Transactions—Accounts receivable, affiliate for further discussion.
The fair value of the Undertaking receivable, affiliate as of November 7, 2011 was determined based on estimated cash flows that Dynegy expects to generate from its Coal segment based on weighting of unlevered and levered discounted cash flow methodologies. These methodologies estimate the value of an asset or business by calculating the present value of expected future cash flows using a market participant's expected weighted average cost of capital (discount rate). The projections of Dynegy's Coal segment's estimated future operating results were based on discrete financial forecasts developed by Dynegy's management for planning purposes. In the levered discounted cash flows methodology, the future operating results were also based on discrete financial forecasts developed by Dynegy's management for planning purposes, but with the inclusion of the related term loan interest and principal payments. This methodology estimates the fair value of the future cash flows from Dynegy's Coal segment by calculating the present value of expected future cash flows using a discount rate that reflects a market participant's expected equity discount rate. Please read Note 21—Related Party Transactions—DMG Transfer and Undertaking Agreement for further discussion regarding the Undertaking receivable.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Undertaking receivable, affiliate (1)	$1,250	$728	$—	$—
Interest rate derivatives designated as fair value accounting hedges (2)	—	—	1	1
Interest rate derivatives not designated as accounting hedges (2)	(6)	(6)	(1)	(1)
Commodity-based derivative contracts not designated as accounting hedges, net of affiliates (2)	(176)	(176)	34	34
Term Loan B, due 2013 (3)	—	—	(68)	67
Term Facility, floating rate due 2013 (3)	—	—	(850)	(845)
DPC Credit Agreement due 2016 (4)	(1,076)	(1,118)	—	—
Senior Notes and Debentures (5):
6.875 percent due 2011 (6)	—	—	(80)	(79)
8.75 percent due 2012	—	—	(89)	(87)
7.5 percent due 2015 (7)	—	—	(768)	(592)
8.375 percent due 2016 (8)	—	—	(1,043)	(777)
7.125 percent due 2018	—	—	(172)	(116)
7.75 percent due 2019	—	—	(1,100)	(728)
7.625 percent due 2026	—	—	(171)	(107)
Subordinated Debentures payable to affiliates, 8.316 percent, due 2027 (5)	—	—	(200)	(83)
Sithe Senior Notes, 9.0 percent due 2013 (9)	—	—	(233)	(233)
Other (10)		—	175	175
_______________________________________________________________________________

(1)
The fair value of $728 million for the Undertaking receivable, affiliate represents the $750 million fair value of the Undertaking Agreement prepared as of November 7, 2011 less the $22 million payment made in December 2011. An updated estimate of fair value was not performed at December 31, 2011 because management believed that it was not practicable given the thorough valuation prepared within two months of the balance sheet date. The fair value of the Undertaking receivable from Dynegy can be impacted by variability in commodity pricing underlying the valuation analysis and changes in strategy, among other things. Please read Note 27—Subsequent Events for further discussion.

(2)	Included in both current and non-current assets and liabilities on the consolidated balance sheets.

(3)	Payment in full was made in August 2011.

(4)	Includes unamortized discounts of $21 million at December 31, 2011.

(5)
Unless otherwise noted, the senior notes and debentures, including the subordinated debentures, were classified as Liabilities Subject to Compromise as of December 31, 2011. Please read Note 19—Liabilities Subject to Compromise for further discussion.

(6)	Payment in full was made in April 2011, which was the maturity date of this debt.

(7)	Includes unamortized discounts of $17 million at December 31, 2010.

(8)	Includes unamortized discounts of $4 million at December 31, 2010.

(9)	Payment in full was made in September 2011. Please read Note 20—Debt—DH Debt Obligations—Sithe Senior Notes for further discussion. Includes unamortized premiums of $8 million at December 31, 2010.

(10)	Other represents short-term investments, including $85 million of short-term investments included in the Broker margin account, at December 31, 2010.
Concentration of Credit Risk.    We sell our energy products and services to customers in the electric and natural gas distribution industries, financial institutions and to entities engaged in industrial businesses. These industry concentrations have the potential to impact our overall exposure to credit risk, either positively or negatively, because the customer base may be

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

similarly affected by changes in economic, industry, weather or other conditions.
At December 31, 2011, our credit exposure as it relates to the mark-to-market portion of our risk management portfolio totaled $30 million. We seek to reduce our credit exposure by executing agreements that permit us to offset receivables, payables and mark-to-market exposure. We attempt to further reduce credit risk with certain counterparties by obtaining third party guarantees or collateral as well as the right of termination in the event of default.
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
We include cash collateral deposited with counterparties in Broker margin account on our consolidated balance sheets. As of December 31, 2011, we had $44 million posted with these counterparties. We include cash collateral received from counterparties in Accrued liabilities and other current liabilities on our consolidated balance sheets. As of December 31, 2011, we were not holding any collateral received from counterparties.
We have historically used short-term investments to collateralize a portion of our collateral requirements. Our previous broker required that we post approximately 103 percent of any collateral requirement collateralized with short-term investments. Accordingly, our Broker margin account included approximately $3 million related to this requirement at December 31, 2010. Additionally, we posted $7 million of short-term investments which were not utilized as collateral at December 31, 2010. There were no short-term investments in our Broker margin account at December 31, 2011.
Note 11—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of tax, is included in our member's equity on the consolidated balance sheets, respectively, as follows:

	Year Ended December 31,
	2011	2010
	(in millions)
Cash flow hedging activities, net	$1	$3
Unrecognized prior service cost and actuarial loss, net	—	(56)
Accumulated other comprehensive income (loss), net of tax	$1	$(53)

Note 12—Cash Flow Information
Following are supplemental disclosures of cash flow and non-cash investing and financing information:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Interest paid (net of amount capitalized)	$233	$343	$400
Taxes paid, net	$(2)	$4	$2
Other non-cash investing and financing activity:
Non-cash capital expenditures (1)	$3	$1	$32
Contribution of intangible asset from Dynegy Inc. to DH (2)	—	—	36
Other affiliate activity with Dynegy (3)	(34)	(37)	(48)
Undertaking agreement, affiliate (4)	(1,250)	—	—

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_______________________________________________________________________________

(1)
These expenditures related primarily to our interest in the Plum Point Project for the year ended December 31, 2009 and capital expenditures related to the Consent Decree for all years presented. Please read Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion of our former interest in the Plum Point Project and Note 23—Commitments and Contingencies for further discussion of the Consent Decree.

(2)
In January 2009, Dynegy contributed to DH its interest in certain intangible assets which Dynegy received upon the dissolution of DLS Power Holdings and DLS Power Development. This contribution was accounted for as a transaction between entities under common control and as such, the intangible was transferred at historical cost. Please see Note 18—Intangible Assets—LS Power for further information.

(3)	Represents transactions with Dynegy in the normal course of business, primarily the reallocation of deferred taxes between legal entities in accordance with the applicable IRS regulations.

(4)	Represents promissory note received in exchange for the DMG Transfer on September 1, 2011.
For the year ended December 31, 2011, cash flow from operating activities included $1 million in payments to professional advisers related to reorganization costs. There were no investing or financing cash flows related to reorganization items for the year ended December 31, 2011.
Note 13—Inventory
A summary of our inventories is as follows:

	December 31,
	2011	2010
	(in millions)
Materials and supplies	$40	$64
Coal	16	47
Fuel oil	8	8
Emissions allowances	1	2
Total	$65	$121
During the twelve months ended December 31, 2011, 2010 and 2009, we recorded lower of cost or market adjustments of $2 million, $3 million and $18 million, respectively. These charges are included in Cost of sales on our consolidated statements of operations.
Note 14—Property, Plant and Equipment
A summary of our property, plant and equipment is as follows:

	December 31,
	2011	2010
	(in millions)
Generation assets:
Coal (1)	$—	$4,720
Gas	3,532	3,482
DNE	268	274
IT systems and other	111	117
	3,911	8,593
Accumulated depreciation	(1,090)	(2,320)
	$2,821	$6,273
_______________________________________________________________________________

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Amounts related to the Coal segment were transferred to Dynegy effective September 1, 2011. Please read Note 5—Dispositions, Contract Terminations and Discontinued Operations—DMG Transfer and Undertaking Agreement for further discussion.

Total interest costs incurred were $326 million, $348 million and $396 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest capitalized related to costs of construction projects in process totaled $12 million, $15 million and $24 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Note 15—Unconsolidated Investments
Equity Method Investments
Equity method investments consist of investments in affiliates that we do not control, but where we have significant influence over operations.
Cash distributions received from our equity investments during 2011, 2010 and 2009 were zero, zero and $2 million, respectively. We did not have any undistributed earnings from our equity investments included in accumulated deficit at December 31, 2011, 2010 and 2009.
Black Mountain.   We hold a 50 percent ownership interest in Black Mountain, an 85 MW power generation facility in Las Vegas, Nevada. At December 31, 2011 and 2010, the value of this investment was zero. Under a third party power purchase agreement through 2023 for 100 percent of the output of the facility, Black Mountain will receive payments that escalate at a fixed rate over time.
PPEA Holding Company LLC.    Until the sale of our interest on November 10, 2010, we owned an approximate 37 percent interest in PPEA Holding, which through PPEA, its wholly-owned subsidiary, owns an approximate 57 percent undivided interest in the Plum Point Project. On January 1, 2010, we adopted ASU No. 2009-17. The adoption of ASU No. 2009-17 resulted in a deconsolidation of our investment in PPEA Holding which was accounted for as an equity method investment until we sold our interest on November 10, 2010. We made a contribution of $15 million during the year ended December 31, 2010 due to a contractual obligation. Please read Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion.
Due to the uncertainty and risk surrounding PPEA's financing structure as a result of events that occurred in early 2010, we concluded that there was an other-than-temporary impairment of our investment in PPEA Holding and fully impaired our equity investment at March 31, 2010. As a result, we recorded an impairment charge of approximately $37 million, which is included in Losses from unconsolidated investments in our consolidated statements of operations. The impairment was a Level 3 non-recurring fair value measurement and reflected our best estimate of third party market participants' considerations including probabilities related to restructuring of the project debt and potential insolvency. Please read Note 10—Fair Value Measurements for further discussion.
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
Sandy Creek Project.    On November 30, 2009, we sold our interests in SCH and SC Services to LS Power. We recorded a loss of $84 million on the sale. Please read Note 5—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions for further discussion.
We did not record any losses from our unconsolidated investments for the year ended December 31, 2011.
Losses from unconsolidated investments for the year ended December 31, 2010 were $62 million, which includes an impairment loss of $37 million, and a loss on the sale of $28 million. These charges were partially offset by equity earnings of $3 million, comprised primarily of mark-to-market gains related to PPEA's interest rate swaps, partly offset by financing expenses. From April 1, 2010 through November 10, 2010, we did not recognize our share of losses from our investment in PPEA Holding as our investment in PPEA Holding was valued at zero at March 31, 2010, and we did not have an obligation to provide further financial support. Please read Note 16—Variable Interest Entities for further discussion.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Losses from unconsolidated investments for the year ended December 31, 2009 were $72 million, which includes $73 million from SCH offset by income of $1 million from Sandy Creek Services, LLC ("SC Services"). In addition to the $7 million noted above, our losses of $73 million from our investment in SCH include an $84 million loss on sale of unconsolidated investment offset by the elimination of $4 million in commitment fees payable to Dynegy that was expensed by SCH. The loss on the sale includes the recognition of $40 million of losses on interest rate swaps that were previously deferred in Accumulated other comprehensive loss on our consolidated balance sheets. Please read Note 16—Variable Interest Entities—Sandy Creek Project for further discussion.
Note 16—Variable Interest Entities
Hydroelectric Generation Facilities.    On January 31, 2005, we completed the acquisition of ExRes, the parent company of Sithe Energies, Inc. ExRes also owned through its subsidiaries four hydroelectric generation facilities in Pennsylvania. The entities owning these facilities met the definition of VIEs. In accordance with the purchase agreement, Exelon Corporation ("Exelon") had the sole and exclusive right to direct our efforts to decommission, sell, or otherwise dispose of the hydroelectric facilities owned through the VIEs. Exelon was obligated to reimburse us for all costs, liabilities, and obligations of the entities owning these hydroelectric generation facilities, and to indemnify us with respect to the past and present assets and operations of the entities. As a result, we were not the primary beneficiary of the entities and did not consolidate them. During December 2009, we sold two of these facilities, and we sold the remaining two units during the third quarter 2010 to a third party as directed by Exelon. We did not record a gain or loss upon completion of the transactions as we did not consolidate these entities and we have no continuing involvement in these entities.
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
Due to the uncertainty and risk surrounding PPEA's financing structure as a result of events that occurred in early 2010, we concluded that there was an other-than-temporary impairment of our investment in PPEA Holding and fully impaired our equity investment at March 31, 2010. As a result, we recorded an impairment charge of approximately $37 million, which is included in Losses from unconsolidated investments in our consolidated statements of operations. The impairment was a Level 3 non-recurring fair value measurement and reflected our best estimate of third party market participants' considerations including probabilities related to restructuring of the project debt and potential insolvency. Please read Note 10—Fair Value Measurements for further discussion.
On January 1, 2010, we adopted ASU No. 2009-17. As a result of applying this guidance, we determined that we were not the primary beneficiary of PPEA Holding because we lacked the power to direct the activities that most significantly impact PPEA Holding's economic performance. The activities that most significantly impacted PPEA Holding's economic performance were changes to the costs to construct and operate the facility, modifications to the off-take agreements, and/or changes in the financing structure. As PPEA Holding's LLC Agreement required that those activities be approved by all members, the power to direct those activities was shared with the other owners of PPEA Holding and the participants in the 665 MW coal-fired power generation facility (the "Plum Point Project"). Prior to January 1, 2010, we consolidated PPEA Holding in our consolidated financial statements.
The adoption of ASU No. 2009-17 resulted in a deconsolidation of our investment in PPEA Holding, which resulted in the cumulative effect of a change in accounting principle of approximately $41 million ($25 million after tax). This was recorded as an increase in Accumulated deficit on our consolidated balance sheets as of January 1, 2010. This pre-tax charge reflected the difference in the assets, liabilities and equity (including Other comprehensive loss) that we historically included in our consolidated balance sheets and the carrying value of the equity investment and related accumulated other comprehensive loss that we would have recorded had we accounted for our investment in PPEA Holding as an equity method investment since April 2, 2007, the date we acquired an interest in PPEA Holding. On January 1, 2010, we recorded an equity investment of approximately $19 million and accumulated other comprehensive loss of approximately $29 million ($17 million after tax). The $19 million equity investment balance at January 1, 2010 reflected the fair value of our investment at that date, after an

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other-than-temporary pre-tax impairment charge of approximately $32 million that would have been recorded in 2009 had we accounted for our investment in PPEA Holding as an equity investment at that time. Our assessment of the fair value of our investment in PPEA Holding at January 1, 2010 reflected the risk associated with PPEA Holding's financing arrangement at that date. Please read Note 10—Fair Value Measurements for further discussion about the assumptions used to determine the fair value of our investment as of January 1, 2010. Our consolidated statement of operations included an operating loss of $1 million and a net loss of $7 million related to our investment in PPEA Holding for the twelve months ending December 31, 2009.
Sandy Creek Project.    In connection with our acquisition of a 50 percent interest in DLS Power Holdings, as further discussed above, we acquired a 50 percent interest in SCH, which owns all of SCEA. SCEA owns an undivided interest in the Sandy Creek Project. In August 2007, SCH became a stand-alone entity separate from DLS Power Holdings, and its wholly-owned subsidiaries, including SCEA, entered into various financing agreements to construct its portion of the Sandy Creek Project.
Dynegy Sandy Creek Holdings, LLC, an indirectly wholly-owned subsidiary of Dynegy, and LSP Sandy Creek Member, LLC each owned a 50 percent interest in SCH. In addition, SC Services was formed to provide services to SCH. Dynegy Power Services and LSP Sandy Creek Services LLC each owned a 50 percent interest in SC Services.
On November 30, 2009, we sold our interests in SCH and SC Services to LS Power. We recorded a loss of $84 million on the sale of these investments in the fourth quarter of 2009. Please read Note 5—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions for further discussion.
Note 17—Goodwill
Assets and liabilities of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Goodwill represents the excess purchase price over the fair value of net assets acquired, plus any identifiable intangibles. We previously reviewed goodwill for potential impairment as of November 1st of each year or more frequently if events or circumstances occurred that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the first quarter 2009, there were several events and circumstances which, when considered in the aggregate, indicated such a reduction in the fair value of our reporting units.

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

•
Dynegy's market capitalization continued to decline through the first quarter 2009, with Dynegy's stock price falling from an average of $12.55 (as adjusted for the 1-for-5 reverse stock split of Dynegy's common stock that became effective on May 25, 2010) per share in the fourth quarter 2008 to an average of $8.65 per share (as adjusted for the 1-for-5 reverse stock split of Dynegy's common stock that became effective on May 25, 2010) in the first quarter 2009 and a closing price of $7.05 at March 31, 2009 (as adjusted for the 1-for-5 reverse stock split of Dynegy's common stock that became effective on May 25, 2010); and

•	General economic indicators, such as economic growth forecasts and unemployment forecasts, deteriorated further during the first quarter 2009.
Considered individually, none of the foregoing events and circumstances would necessarily indicate a significant reduction in the fair value of Dynegy's reporting units. However, in light of the significant drop in forward power prices during the first quarter 2009 and the further deterioration in general economic indicators, it was deemed unlikely that Dynegy's market capitalization would exceed its book equity in the near future. As a result, Dynegy and the Company concluded that an impairment test of our goodwill was required as of March 31, 2009.
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
Consistent with historical practice, on November 1, 2008, we determined the fair value of our reporting units using the

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Due to further declines in Dynegy's market capitalization through December 31, 2008, we determined that assumptions utilized in the November 1, 2008 analysis required updating. We evaluated key assumptions including forward natural gas and power pricing, power demand growth, and cost of capital. While some of the assumptions had changed subsequent to the November 1, 2008 analysis, we determined that the impact of updating those assumptions would not have caused the fair value of the individual reporting units to be below their respective carrying values at December 31, 2008.
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
Based on the decline in acquisition activity during the first quarter 2009 and the length of time from the most recent asset sales transactions we used to corroborate the results of our income approach valuation in November 2008, we were not able to rely fully on recent sales transactions to corroborate the results of our fair value assessment using the income approach in March 2009. Therefore, for our first quarter 2009 analysis, we also used a market-based approach, comparing our forecasted earnings and Dynegy's market capitalization to those of similarly situated public companies by considering multiples of earnings.
For each of the reporting units included in our analysis, fair value assessed using the income approach exceeded the fair value assessed using this market-based approach. However, given that Dynegy's market capitalization had continued to remain below its book equity for more than nine months and given the absence of recent asset sales transaction activity to reasonably corroborate the results of our income approach valuation, we determined that there had been a shift in the manner in which market participants were valuing our business, and believed that the market-based approach had become more relevant for estimating the fair value of our reporting units as of March 31, 2009. We therefore concluded that it was appropriate to place equal weight on the market-based approach (rather than relying primarily on the income approach) for the purpose of determining fair value in step one of the impairment analysis. Based on the results of our analysis discussed above, our reporting units did not pass the first step as of March 31, 2009.
Having determined that the carrying values of the reporting units exceeded their fair values, we performed the second step of the analysis. This second step compared the implied fair value of each reporting unit's goodwill with the carrying amount of such goodwill. We performed a hypothetical allocation of the fair value of the reporting units determined in step one to all of the assets and liabilities of the unit, including any unrecognized intangible assets. After making these hypothetical allocations, we determined no residual value remained that could be allocated to goodwill. As a result, we recorded a $433 million impairment of goodwill to reduce the carrying amount of goodwill to zero.
Note 18—Intangible Assets
A summary of changes in our intangible assets is as follows:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	LS Power	Sithe	Rocky Road	Total
	(in millions)
December 31, 2008	$209	$284	$4	$497
Additions (1)	15	—	—	15
Impairments (2)	(5)	—	—	(5)
LS Power Transactions (3)	(5)	—	—	(5)
Amortization expense	(11)	(49)	(4)	(64)
December 31, 2009	$203	$235	$—	$438
Plum Point Deconsolidation (4)	(193)	—	—	(193)
Amortization expense	(7)	(49)	—	(56)
December 31, 2010	$3	$186	$—	$189
Amortization expense	—	(48)	—	(48)
December 31, 2011	$3	$138	$—	$141
_______________________________________________________________

(1)	Represents certain intangible assets we retained upon the dissolution of DLS Power Holdings and DLS Power Development partnerships.

(2)	Represents the impairment of an intangible asset at our Bridgeport power generation facility.

(3)
Represents the sale of certain intangibles to LS Power in November 2009. Please read Note 5—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions for further discussion of the LS Power Transactions.

(4)
On January 1, 2010, we adopted ASU No. 2009-17 which resulted in a deconsolidation of our investment in PPEA Holding. Please read Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion.

LS Power.    In April 2007, in connection with the purchase of certain power generation facilities and related contracts from LS Power, we recorded intangible assets of $224 million. $192 million related to the value of PPEA's interest in the Plum Point Project as a result of the construction contracts, debt agreements and related power purchase agreements. This balance was subsequently deconsolidated on January 1, 2010. The remaining $32 million primarily related to power tolling agreements that were amortized over their respective contract terms of 6 months to 7 years. The amortization expense was recognized in Revenue in our consolidated statements of operations where we record the revenues received from the contract.
Sithe.    Pursuant to our acquisition of Sithe Energies in February 2005, we recorded intangible assets of $657 million. This consisted primarily of a $488 million intangible asset related to a firm capacity sales agreement between Sithe Independence Power Partners and Con Edison, a subsidiary of Consolidated Edison, Inc. That contract provides Independence the right to sell 740 MW of capacity until 2014 at fixed prices that are currently above the prevailing market price of capacity for the New York Rest of State market. This asset will be amortized on a straight-line basis over the remaining life of the contract through October 2014. The amortization expense was recognized in Revenue in our consolidated statements of operations where we record the revenues received from the contract.
Rocky Road.    Pursuant to our acquisition of NRG's 50 percent ownership interest in the Rocky Road power plant, we recorded an intangible asset in the amount of $29 million. The amortization expense associated with this asset was recognized in Revenue in our consolidated statements of operations where we record the revenues received from the contract. This asset was fully amortized in 2009.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19—Liabilities Subject to Compromise
A summary of our LSTC as of December 31, 2011 is as follows (in millions):

DNE lease termination claim (1)	$300
Senior Notes:
8.75 percent due 2012	88
7.5 percent due 2015	785
8.375 percent due 2016	1,047
7.125 percent due 2018	175
7.75 percent due 2019	1,100
7.625 percent due 2026	175
Subordinated Debentures payable to affiliates, 8.316 percent, due 2027 (2)	200
Interest accrued on Senior Notes and Subordinated Debentures as of November 7, 2011 (2)	132
Note payable, affiliate (3)	10
Total Liabilities subject to compromise	$4,012
_______________________________________________________________________________
(1) The estimated amount of the allowed claim related to the the leases at the Roseton and Danskammer generation facilities was increased to approximately $695 million during 2012 as a result of entering into the Settlement Agreement. Please read Note 27—Subsequent Events for further discussion.
(2) The estimated amount of the allowed claim related to the Subordinated Debentures payable to affiliate, including accrued interest, was reduced to $55 million during 2012. Please read Note 27—Subsequent Events for further discussion.
(3) During 2012, it was determined that no claim related to the Note payable, affiliate would be made. Therefore, the estimated amount of the allowed claim was reduced to zero.
DNE Lease Termination Claim.    In the first quarter 2001, we acquired the Roseton and Danskammer power generation facilities. These facilities consist of a combination of baseload, intermediate and peaking facilities aggregating approximately 1,700 MW. The facilities are approximately 50 miles north of New York City and were acquired for approximately $903 million cash, plus inventory and certain working capital adjustments. In May 2001, two of our subsidiaries completed a sale-leaseback transaction relating to the Dynegy Northeast Generation facilities. Under the terms of the sale-leaseback transaction, our subsidiaries sold plants and equipment and agreed to lease them back for terms expiring within 34 years, exclusive of renewal options.
As further described in Note 3—Chapter 11 Cases, in connection with the DH Chapter 11 Cases, on November 7, 2011, the DH Debtor Entities filed a motion with the Bankruptcy Court for authorization to reject the Roseton and Danskammer leases. On December 20, 2011, the Bankruptcy Court entered a stipulated order approving the rejection of such leases, as amended by a stipulated order entered by the Bankruptcy Court on December 28, 2011. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements.
As of December 31, 2011, we estimated the fair value of the allowed claim arising from the lease rejection to be $300 million (or $190 million net of the claim of PSEG which has already been allowed by the Bankruptcy Court in the amount of $110 million). Our estimate of the fair value of the obligations arising from the rejection of the Roseton and Danskammer leases considered various scenarios and projected outcomes including, among other things, our view that the Lease Indenture Trustee's allowed claim should be capped pursuant to Section 502(b)(6) of the Bankruptcy Code which governs claims arising from the rejection of leases of nonresidential real property. As discussed above, the Lease Indenture Trustee is seeking allowance of the lease claims in the amount of approximately $900 million, however we believe that such lease claims (exclusive of PSEG's $110 million allowed claim) are in fact significantly lower given the application of any one or more of the

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following factors, among others: (i) the claims are, as stated, subject to the cap established in section 502(b)(6) of the Code, (ii) the Lease Indenture Trustee cannot recover in excess of approximately $550 million, including any recoveries they may receive as a result of their primary claims against the two lessee entities, (iii) the Lease Indenture Trustee has significant other sources of recovery on its lease rejection damages claim and (iv) certain aspects of its claim have already been resolved by the Court and released by the relevant counterparties The Plan Proponents have estimated the lease claims (exclusive of the TIA Claim) at $190 million to reflect our belief that the aggregate amount of such allowed claims (including PSEG's $110 million allowed claim) will not exceed $300 million, which is the maximum amount in which such claims may be allowed for the Plan to become effective (subject only to the potential waiver of such condition precedent to consummation of the Plan by the Plan Proponents to allow such claims in an amount up to $400 million (or $290 million net of PSEG's $110 million allowed claim) or the Plan Proponents and the Consenting Noteholders, collectively, to allow such claims in an amount in excess of $400 million (or $290 million net of PSEG's $110 million allowed claim). However, as indicated herein, the allowed amounts of the lease claims are the subject of litigation, the outcome of which is inherently uncertain, and therefore may be significantly higher or lower.
The estimated amount of the allowed claim related to the Roseton and Danskammer leases was subsequently adjusted to $695 million as a result of the Settlement Agreement. Please read Note 27—Subsequent Events for further discussion.
Senior Notes and Debentures.    In general, our Senior Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior unsecured indebtedness, and are senior to all of our existing and any of our future subordinated indebtedness. They are not redeemable at our option prior to maturity. Dynegy did not guarantee the Senior Notes, and the assets that we own do not secure the Senior Notes. None of our subsidiaries have guaranteed the Senior Notes and, as a result, all of the existing and future liabilities of our subsidiaries are effectively senior to the Senior Notes.
Subordinated Debentures.    In May 1997, NGC Corporation Capital Trust I ("Trust") issued, in a private transaction, $200 million aggregate liquidation amount of 8.316 percent Subordinated Capital Income Securities ("SCIS") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the SCIS in an equivalent amount of our 8.316 percent Subordinated Debentures ("Subordinated Debentures"). The sole assets of the Trust are the Subordinated Debentures. The SCIS are subject to mandatory redemption in whole, but not in part, on June 1, 2027, upon payment of the Subordinated Debentures at maturity, or in whole, but not in part, at any time, contemporaneously with the optional prepayment of the Subordinated Debentures, as allowed by the associated indenture. The Subordinated Debentures are redeemable, at our option, at specified redemption prices. The Subordinated Debentures represent our unsecured obligations and rank subordinate and junior in right of payment to all of our senior indebtedness to the extent and in the manner set forth in the associated indenture. We have irrevocably and unconditionally guaranteed, on a subordinated basis, payment for the benefit of the holders of the SCIS the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the SCIS. Since the Trust is considered a VIE, and the holders of the SCIS absorb a majority of the Trust's expected losses, our obligation is represented by the Subordinated Debentures payable to the deconsolidated Trust.
We may defer payment of interest on the Subordinated Debentures as described in the indenture, and we deferred our $8 million June 2011 payment of interest. As of December 31, 2011, the redemption amount associated with these securities totaled $200 million.
The estimated amount of the allowed claim related to the Subordinated debentures payable to affiliates, including accrued interest, was reduced to $55 million as a result of entering into the Settlement Agreement. Please read Note 27—Subsequent Events for further discussion.
Note payable, affiliate.    On August 5, 2011, Dynegy Coal Holdco, LLC made a loan to the Company of $10 million with a maturity of 3 years and an interest rate of 9.25 percent per annum. During 2012, the estimated amount of the allowed claim was reduced to zero as it was determined that no claim related to the note would be made.
Note 20—Debt
A summary of our long-term debt, excluding liabilities subject to compromise, is as follows:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Term Loan B, due 2013 (1)	$—	$—	$68	$67
Term Facility, floating rate due 2013 (1)	—	—	850	845
DPC Credit Agreement, due 2016	1,097	1,118	—	—
Senior Notes and Debentures (2):
6.875 percent due 2011 (3)	—	—	80	79
8.75 percent due 2012	—	—	89	87
7.5 percent due 2015	—	—	785	592
8.375 percent due 2016	—	—	1,047	777
7.125 percent due 2018	—	—	172	116
7.75 percent due 2019	—	—	1,100	728
7.625 percent due 2026	—	—	171	107
Subordinated Debentures payable to affiliates, 8.316 percent, due 2027 (4)	—	—	200	83
Sithe Senior Notes, 9.0 percent due 2013 (5)	—	—	225	233
	1,097		4,787
Unamortized premium (discount) on debt, net	(21)		(13)
	1,076		4,774
Less: Amounts due within one year, including non-cash amortization of basis adjustments	7		148
Total Long-Term Debt	$1,069		$4,626
_______________________________________________________________________________

(1)	Payment in full was made in August 2011.

(2)
Unless otherwise noted, as a result of the filing of the Chapter 11 Cases, we reclassified the Senior Notes and Debentures as Liabilities subject to compromise on our December 31, 2011 consolidated balance sheet. Please read Note 3—Chapter 11 Cases and Note 19—Liabilities Subject to Compromise for further discussion.

(3)	Payment in full was made in April 2011, which was the maturity date of this debt.

(4)
As a result of the filing of the Chapter 11 Cases, we reclassified Subordinated Debentures as Liabilities subject to compromise on our December 31, 2011 consolidated balance sheet. Please read Note 3—Chapter 11 Cases and Note 19—Liabilities Subject to Compromise for further discussion.

(5)	Payment in full was made in September 2011. See further discussion below.
Aggregate maturities of the principal amounts of all long-term indebtedness as of December 31, 2011 are as follows: 2013—$7 million, 2014—$6 million, 2015—$6 million, 2016—$1,050 million and thereafter—zero.
DPC Credit Agreement
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
The proceeds of the borrowing under the DPC Credit Agreement were used by DPC to (i) repay an intercompany obligation of a DPC subsidiary to DH and to repay certain outstanding indebtedness under DH's previous Fifth Amended and Restated Credit Agreement, which was terminated in August 2011, (ii) fund cash collateralized letters of credit and provide cash collateral for existing and future collateral requirements, (iii) repay approximately $192 million of debt relating to Sithe Energies, Inc. (the intermediate project holding company that indirectly holds the Independence facility in New York),

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iv) make a $200 million restricted payment to a parent holding company of DPC, (v) pay related transaction fees and expenses and (vi) fund additional cash to the balance sheet to provide the DPC asset portfolio with liquidity for general working capital and liquidity purposes.
All obligations of DPC under (i) the DPC Credit Agreement (the "DPC Borrower Obligations") and (ii) at the election of DPC, (x) cash management arrangements and (y) interest rate protection, commodity trading or hedging or other permitted hedging or swap arrangements (the "Hedging/Cash Management Arrangements") are unconditionally guaranteed jointly and severally on a senior secured basis (the "DPC Guarantees") by each existing and subsequently acquired or organized direct or indirect material domestic subsidiary of DPC (the "DPC Guarantors"), in each case, as otherwise permitted by applicable law, regulation and contractual provision and to the extent such guarantee would not result in adverse tax consequences as reasonably determined by DPC. None of DPC's parent companies are obligated to repay the DPC Borrower Obligations.
The DPC Borrower Obligations, the DPC Guarantees and any Hedging/Cash Management Arrangements are secured by first priority liens on and security interests in 100 percent of the capital stock of DPC (as discussed below) and substantially all of the present and after-acquired assets of DPC and each DPC Guarantor (collectively, the "DPC Collateral"). Accordingly, such assets are only available for the creditors of Dynegy Gas Investments Holdings, LLC and its subsidiaries. DPC has restricted consolidated net assets of approximately $1,832 million, as of December 31, 2011.
Interest Costs.    The DPC Credit Agreement bears interest, at DPC's option, at either (a) 7.75 percent per annum plus LIBOR, subject to a LIBOR floor of 1.50 percent, with respect to any Eurodollar term loan or (b) 6.75 percent per annum plus the alternate base rate with respect to any ABR term loan. DPC may elect from time to time to convert all or a portion of the term loan from an ABR Borrowing into a Eurodollar Borrowing or vice versa. With some exceptions, amounts outstanding under the DPC Credit Agreement are non-callable for the first two years and is subject to a prepayment premium.
On October 19, 2011, DPC entered into a variety of transactions to hedge interest rate risks associated with the DPC Credit Agreement. DPC entered into LIBOR interest rate caps at 2 percent with a notional value of $900 million through October 31, 2013. DPC also entered into LIBOR interest rate swaps with a notional value of $788 million commencing on November 1, 2013 through August 5, 2016. The notional value of the swaps decreases over time, reaching $744 million at the end of the term. These instruments, which meet the definition of a derivative, have not been designated as accounting hedges and are accounted for at fair value.
Prepayment Provisions.    The DPC Credit Agreement contains mandatory prepayment provisions. The outstanding loan under the DPC Credit Agreement is to be prepaid with (a) 100 percent of the net cash proceeds of all asset sales by DPC and its subsidiaries, subject to the right of DPC to reinvest such proceeds if such proceeds are reinvested (or committed to be reinvested) within 12 months and, if so committed to reinvestment, reinvested within six months after such initial 12 month period, (b) 50 percent of the net cash proceeds of issuance of equity securities of DPC and its subsidiaries (except to the extent used for permitted capital expenditures), (c) commencing with the first full fiscal year of DPC to occur after the closing date, 100 percent of excess cash flow; provided that (i) excess cash flow shall be determined after reduction for amounts used for capital expenditures and restricted payments and (ii) any voluntary prepayments of the term loans shall be credited against excess cash flow prepayment obligations, and (d) 100 percent of the net cash proceeds of issuances, offerings or placements of debt obligations of DPC and its subsidiaries (other than all permitted debt). Notwithstanding the above, the proceeds of a sale of up to 20 percent of the membership interests in DPC are not required to be used to prepay the outstanding loan under the DPC Credit Agreement.
Covenants and Events of Default.    The DPC Credit Agreement contains customary events of default and affirmative and negative covenants including, subject to certain specified exceptions, limitations on amendments to constitutive documents, liens, capital expenditures, acquisitions, subsidiaries and joint ventures, investments, the incurrence of debt, fundamental changes, asset sales, sale-leaseback transactions, hedging arrangements, restricted payments, changes in nature of business, transactions with affiliates, burdensome agreements, amendments of debt and other material agreements, accounting changes and prepayment of indebtedness or repurchases of equity interests.
The DPC Credit Agreement contains a requirement that DPC shall establish and maintain a segregated account (the "DPC Collateral Posting Account"), into which a specified collateral posting amount shall be deposited. DPC may withdraw amounts from the DPC Collateral Posting Account: (i) for the purpose of meeting collateral posting requirements of DPC and the DPC Guarantors; (ii) to prepay the term loan under the DPC Credit Agreement; (iii) to repay certain other permitted indebtedness; and (iv) to the extent any excess amounts are determined to be in the DPC Collateral Posting Account.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The DPC Credit Agreement limits distributions to $135 million per year provided the borrower and its subsidiaries possess at least $50 million of unrestricted cash and short-term investments as of the date of the proposed distribution.
Letter of Credit Facilities.    In August 2011, DPC entered into two fully cash collateralized Letter of Credit Reimbursement and Collateral Agreements aggregating $515 million pursuant to which letters of credit will be issued at DPC's request provided that DPC deposits in an account an amount of cash sufficient to cover the face value of such requested letter of credit plus an additional percentage thereof.
In August 2011, we entered into a $26 million fully cash collateralized Letter of Credit Reimbursement and Collateral Agreement pursuant to which letters of credit will be issued at our request provided that we deposit in an account an amount of cash sufficient to cover the face value of such requested letter of credit plus an additional percentage thereof.
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
On October 19, 2011, DMG entered into a variety of transactions to hedge interest rate risks associated with the DMG Credit Agreement. DMG entered into LIBOR interest rate caps at 2 percent with a notional value of $500 million through October 31, 2013. DMG also entered into LIBOR interest rate swaps with a notional value of $313 million commencing on November 1, 2013 through August 5, 2016. These instruments, which meet the definition of a derivative, have not been designated as accounting hedges and are accounted for at fair value.
Letter of Credit Facility.    In August 2011, DMG entered into a $100 million fully cash collateralized Letter of Credit Reimbursement and Collateral Agreement pursuant to which letters of credit will be issued at DMG's request provided that DMG deposits in an account an amount of cash sufficient to cover the face value of such requested letter of credit plus an additional percentage thereof.
As a result of the DMG Transfer on September 1, 2011, the DMG debt is not included on our consolidated balance sheet as of December 31, 2011. We reacquired the DMG debt in the DMG Acquisition on June 5, 2012. Please read Note 27—Subsequent Events for further discussion.
Former Credit Facility.    During the second quarter 2011, the Company borrowed $400 million under its former Fifth Amended and Restated Credit Agreement. This borrowing was repaid on August 5, 2011 in connection with the closing of the Credit Agreements entered into as part of the Reorganization. Please read Note 1—Organization and Operations—Reorganization for further discussion. In addition, in August 2011, the Company's former term facility of $850 million was repaid with current restricted cash and the term loan of $68 million was repaid using proceeds from the DPC Credit Agreement.
Contingent LC Facility.    On May 21, 2010, the Company executed a new $150 million unsecured bilateral contingent letter of credit facility ("Contingent LC Facility") with Morgan Stanley Capital Group Inc. to provide the Company access to liquidity to support collateral posting requirements. Availability under the Contingent LC Facility is tied to increases in 2012 forward spark spreads and power prices. A facility fee accrues on the unutilized portion of the facility at an annual rate of 0.60 percent and letter of credit availability fees accrue at an annual rate of 7.25 percent. The facility will mature on December 31, 2012. No amounts were available under this facility at December 31, 2011. The Contingent LC Facility is a pre-

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

petition obligation of the Company and we are not currently paying any facility or availability fees related to the Contingent LC Facility. The Company's status as a Debtor Entity may further limit availability pursuant to certain conditions and default events specified in the Contingent LC Facility.
Senior Notes and Subordinated Debentures.    In general, the Company's senior notes are senior unsecured obligations and rank equal in right of payment to all of the Company's existing and future senior unsecured indebtedness, and are senior to all of the Company's existing and any of its future subordinated indebtedness. They are not redeemable at our option prior to maturity. Dynegy did not guarantee the senior notes, and the assets that the Company owns do not secure the senior notes. None of the Company's subsidiaries have guaranteed the notes and, as a result, all of the existing and future liabilities of the Company's subsidiaries are effectively senior to the notes.
On December 1, 2009, as part of the LS Power Transactions, the Company issued to an affiliate of LS Power $235 million aggregate principal amount of its 7.5 percent Senior Unsecured Notes due 2015 (the "Notes") for $214 million in proceeds. In connection with the closing of the LS Power Transactions, the Company agreed to offer to exchange the Notes for a new issue of substantially identical notes registered under the Securities Act of 1933. The exchange offer closed on November 8, 2010.
On December 31, 2009, we completed a cash tender offer and consent solicitation, in which we purchased $421 million of the Company's $500 million 6.875 percent Senior Unsecured Notes due 2011 (the "2011 Notes") and $412 million of the Company's $500 million 8.75 percent Senior Unsecured Notes due 2012 (the "2012 Notes"). Total cash paid to repurchase the 2011 Notes and the 2012 Notes, including consent fees, was $879 million. We recorded a pre-tax charge of approximately $47 million associated with this transaction, of which $46 million is included in Debt extinguishment costs, and $1 million of acceleration of amortization of financing costs is included in Interest expense on our consolidated statements of operations.
In May 1997, NGC Corporation Capital Trust I ("Trust") issued, in a private transaction, $200 million aggregate liquidation amount of 8.316 percent Subordinated Capital Income Securities ("Trust Securities") representing preferred undivided beneficial interests in the assets of the Trust. The Trust invested the proceeds from the issuance of the Trust Securities in an equivalent amount of the Company's 8.316 percent subordinated debentures (the "Subordinated Notes"). The sole assets of the Trust are the Subordinated Notes. The Trust Securities are subject to mandatory redemption in whole, but not in part, on June 1, 2027, upon payment of the Subordinated Notes at maturity, or in whole, but not in part, at any time, contemporaneously with the optional prepayment of the Subordinated Notes, as allowed by the associated indenture. The Subordinated Notes are redeemable, at the option of DH, at specified redemption prices. The Subordinated Notes represent the Company's unsecured obligations and rank subordinate and junior in right of payment to all of the Company's senior indebtedness to the extent and in the manner set forth in the associated indenture. The Company has irrevocably and unconditionally guaranteed, on a subordinated basis, payment for the benefit of the holders of the Trust Securities the obligations of the Trust to the extent the Trust has funds legally available for distribution to the holders of the Trust Securities. Since the Trust is considered a VIE, and the holders of the Trust Securities absorb a majority of the Trust's expected losses, the Company's obligation is represented by the Subordinated Notes payable to the deconsolidated Trust. We may defer payment of interest on the Subordinated Notes as described in the indenture, and we deferred our $8 million June 2011 payment of interest. As of December 31, 2011 and 2010, the redemption amount associated with these securities totaled $200 million.
On September 15, 2011, Dynegy commenced offers to exchange (the "Exchange Offers") up to $1,250 million principal amount of the outstanding Senior Notes and Subordinated Notes of DH for new Dynegy 10 percent Senior Secured Notes due 2018 and cash. On November 3, 2011, Dynegy terminated the Exchange Offers. As a result of the termination, all of the previously tendered (and not validly withdrawn) Senior Notes and Subordinated Notes were not accepted for exchange and were promptly returned to the holders thereof.
On November 7, 2011, we filed the DH Chapter 11 Cases. Please read Note 3—Chapter 11 Cases for further information.
Sithe Senior Notes.    On August 26, 2011, Sithe/ Independence Funding Corporation ("Sithe") commenced a cash tender offer ("Sithe Tender Offer") to purchase Sithe's outstanding $192 million in principal amount of 9.0 percent Secured Bonds due 2013 ("Sithe Senior Notes"). Sithe also solicited consents to certain proposed amendments to the indenture governing the Sithe Senior Notes. At the expiration of the early consent period on September 9, 2011, Sithe entered into a supplemental indenture, which eliminated or modified substantially all of the restrictive covenants, certain events of default and certain other provisions. On September 12, 2011, Sithe accepted for purchase all Sithe Senior Notes validly tendered prior to the consent date and satisfied and discharged the indenture and remaining Sithe Senior Notes. Also on September 12, 2011, Sithe/Independence Power Partners, LP ("SIPP") filed with the New York State Public Service Commission (the "NYPSC"), and certain other

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

parties, a verified petition for approval of financing, seeking NYPSC authorization for SIPP to grant liens/security interests in its assets and properties as collateral security for the DPC Credit Agreement (as defined above). On December 21, 2011, the NYPSC issued an order approving SIPP's request to guarantee, and pledge its collateral in support of, the DPC Credit Agreement. The order approved the proposed financing up to the maximum requested amount of $1.25 billion. Certain other approvals must also be received prior to SIPP granting a security interest.
On the final payment date, September 26, 2011, Sithe accepted to purchase substantially all of the Sithe Senior Notes that were tendered after the consent date. Sithe purchased the Sithe Senior Notes at a price of 108 percent of the principal amount plus consent fees. Total cash paid to purchase the Sithe Senior Notes, including fees and accrued interest, was $217 million, which was funded from proceeds from the DPC Credit Agreement. We recorded a charge of approximately $16 million associated with this transaction, of which $21 million is included in Debt extinguishment costs offset by the write-off of $5 million of premiums included in Interest expense on our consolidated statements of operations. As a result of the successful cash tender offer and consent solicitation, $43 million in restricted cash previously held at Sithe was returned to DPC when the transaction closed.
Restricted Cash and Investments
The following table depicts our restricted cash and investments:

	December 31, 2011	December 31, 2010
	(in millions)
DPC LC facilities (1)	$455	$—
DH LC facility (1)	27
DPC Collateral Posting Account (2)	132	—
DH Former Credit facility (3)	—	850
Sithe Energy (4)	—	40
GEN Finance (5)	—	50
Total restricted cash and investments	$614	$940
_______________________________________________________________________________

(1)	Includes cash posted to support the letter of credit reimbursement and collateral agreements described above. Please read "Letter of Credit Facilities" below for further discussion.

(2)	Amounts are restricted and may be used for future collateral posting requirements or released per the terms of the applicable DPC Credit Agreement.

(3)
Included cash posted to support the letter of credit component of the Company's former Fifth Amended and Restated Credit Agreement. The amount was used in the third quarter 2011 to repay the term facility under our former Fifth Amended and Restated Credit Agreement.

(4)
Included amounts related to the terms of the indenture governing the Sithe Senior Notes. These agreements were terminated as a result of the successful Sithe Tender Offer and the restricted cash was reclassified to cash and cash equivalents during the third quarter 2011.

(5)
Included amounts restricted under the terms of a security and deposit agreement associated with a collateral agreement and commodity hedges entered into by GEN Finance. These agreements were terminated and the $50 million held in restricted cash was reclassified to cash and cash equivalents during the first quarter 2011.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21—Related Party Transactions
The following table summarizes the Accounts receivable, affiliates, and Accounts payable, affiliates, on our consolidated balance sheet as of December 31, 2011 and cash received (paid) for the year ended December 31, 2011 related to various agreements with Dynegy, as discussed below:

	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Cash Received (Paid)
	(in millions)
Service Agreements	$4	$6	$(33)
EMA Agreements	22	41	2
Total	$26	$47	$(31)
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
The Providers act as agents for the Recipients for the limited purpose of providing the Services set forth in the Service Agreement. The Providers may perform additional services at the request of the Recipients, and will be reimbursed for all costs and expenses related to such additional services. Prior to the beginning of each fiscal year in which Services are to be provided pursuant to the Service Agreement, the Providers and the Recipients must agree on a budget for the Services, outlining, among other items, the contemplated scope of the Services to be provided in the following fiscal year and the cost of providing each Service. The Recipients will pay the Providers an annual management fee as agreed in the budget, which shall include reimbursement of out-of pocket costs and expenses related to the provision of the Services and will provide reasonable assistance, such as information, services and materials, to the Providers. We incurred expenses which were offset by income recorded for the services that were provided. Therefore, there is no impact of the Services Agreement on our consolidated statement of operations for the year ended December 31, 2011.
Energy Management Agreements.    Certain of our subsidiaries have entered into an Energy Management Agency Services Agreement (an "EMA") with DMG. Pursuant to the EMA, our subsidiaries will provide power management services to DMG, consisting of marketing power and capacity, capturing pricing arbitrage, scheduling dispatch of power, communicating with the applicable ISOs or RTOs, purchasing replacement power, and reconciling and settling ISO or RTO invoices. In addition, certain of our subsidiaries will provide fuel management services, consisting of procuring the requisite quantities of fuel and emissions credits, assisting with transportation, scheduling delivery of fuel, assisting DMG with development and implementation of fuel procurement strategies, marketing and selling excess fuel and assisting with the evaluation of present and long-term fuel purchase and transportation options. Our subsidiaries will also assist DMG with risk management by entering into one or more risk management transactions, the purpose of which is to set the price or value of any commodity or to mitigate or offset any change in the price or value of any commodity. Our subsidiaries may from time to time provide other services as the parties may agree. Our consolidated statement of operations includes $184 million of power purchased from affiliates, which is reflected in Revenues, and $65 million of coal sold to affiliates, which is reflected in Costs of sales, for the year ended December 31, 2011. This affiliate activity is presented net of third party activity within revenue and cost of sales as our consolidated subsidiaries are in substance acting as agent for the affiliates. Also, please read Note 9—Risk Management Activities, Derivatives and Financial Instruments for derivative balances with affiliates.
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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our ring-fenced entities maintain cash accounts separate from those of our non-ring-fenced entities. As such, cash collected by a ring-fenced entity is not swept into accounts held in the name of any non-ring-fenced entity and cash collected by a non-ring-fenced entity is not swept into accounts held in the name of any ring-fenced entity. The cash in deposit accounts owned by a ring-fenced entity is not used to pay the debts and/or operating expenses of any non-ring-fenced entity, and the cash in deposit accounts owned by a non-ring-fenced entity is not used to pay the debts and/or operating expenses of any ring-fenced entity. There were no material payments for the year ended December 31, 2011 related to the Cash Management Agreement.
DMG Transfer and Undertaking Agreement.    On September 1, 2011, we completed the DMG Transfer and received the Undertaking Agreement. Please read Note 1—Organization and Operations—DMG Transfer for further discussion.
During the period from September 1, 2011 through December 31, 2011, we recognized $31 million in interest income related to the Undertaking agreement which is included in Other income and expense, net, in our consolidated statement of operations. In addition, we received payments totaling $22 million from Dynegy in December 2011 related to the Undertaking.
On June 5, 2012, the effective date of the Settlement Agreement, we reacquired Coal Holdco. At such time the Undertaking Agreement and Promissory Note were terminated with no further obligations thereunder. Please read Note 3—Chapter 11 Cases —Settlement Agreement and Plan Support Agreement for further discussion.
Note payable, affiliate.    On August 5, 2011, Dynegy Coal Holdco, LLC made a loan to the company of $10 million with a maturity of 3 years and an interest rate of 9.25 percent per annum.
During 2012, it was determined that Dynegy Coal Holdco, LLC would not file a claim related to the Note payable, affiliate and the liability was reduced to zero.
Accounts receivable, affiliate.    We have historically recorded intercompany transactions in the ordinary course of business, including the reallocation of deferred taxes between legal entities in accordance with applicable IRS regulations. As a result of such transactions, we have recorded and adjusted over time an affiliate receivable balance in the amount of $846 million. This receivable is classified within equity as there are no defined payment terms, it is not evidenced by any promissory note, and there was never an intent for payment to occur. By letter dated February 29, 2012, the creditors' committee made demand on us to pursue a cause of action against Dynegy for payment of the intercompany receivable or, alternatively, requesting that we agree that the creditors' committee may commence and prosecute such action (the "Demand Letter"). The creditors' committee contended that if we declined to pursue such action, the creditors' committee would seek standing from the Bankruptcy Court to bring an action on behalf of our estate. The Accounts receivable, affiliate was settled on June 5, 2012. Please read Note 27—Subsequent Events for further discussion.
Employee benefits.    Our employees participate in the pension plans of our parent, Dynegy. Please read Note 24—Employee Compensation, Savings and Pension Plans for further discussion.
Dividends to affiliates. During the year ended December 31, 2009, we paid dividends of approximately $585 million to Dynegy Inc.
Transactions with LS Power. On November 30, 2009, we sold certain assets to LS Power, including our interest in two

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments in joint ventures in which LS Power or its affiliates were also investors. Please read Note 5—Dispositions, Contract Terminations and Discontinued Operations—Dispositions and Contract Terminations—LS Power Transactions for further discussion.
We had 50 percent ownership interests in SCEA and SC Services, and subsidiaries of LS Power held the remaining 50 percent interests. We recorded a loss of approximately $84 million related to this sale in the fourth quarter 2009. Please read Note 16—Variable Interest Entities—Sandy Creek Project for further discussion.
We held two other investments in joint ventures in which LS Power or its affiliates were also investors—a 50 percent ownership interest in DLS Power Holdings and DLS Power Development. In December 2008, Dynegy and LS Power Associates, L.P. agreed to dissolve the two companies' development joint venture.
Upon completion of the agreement with LS Power discussed above, assets related to repowering or expansion opportunities at the Bridgeport and Arizona power generating facilities were transferred to LS Power in connection with the sale of those facilities.

Note 22—Income Taxes
Income Tax Benefit.    We are subject to U.S. federal and state income taxes on our operations.
Our loss from continuing operations before income taxes was $1,255 million, $427 million and $1,359 million for the years ended December 31, 2011, 2010 and 2009, respectively, which was solely from domestic sources.
Our components of income tax benefit related to loss from continuing operations were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Current tax expense	$—	$(1)	$(2)
Deferred tax benefit	315	185	315
Income tax benefit	$315	$184	$313
Our income tax benefit related to loss from continuing operations for the years ended December 31, 2011, 2010 and 2009, was equivalent to effective rates of 25 percent, 43 percent and 23 percent, respectively. Differences between taxes computed at the U.S. federal statutory rate and our reported income tax benefit were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Expected tax benefit at U.S. statutory rate (35%)	$439	$149	$476
State taxes (1)	37	23	25
Permanent differences (2)	(2)	(1)	(175)
Valuation allowance (3)	(172)	(1)	(11)
IRS and state audits and settlements	3	12	1
Other	10	2	(3)
Income tax benefit	$315	$184	$313
_______________________________________________________________________________

(1)
We incurred a state tax benefit for the year ended December 31, 2011 due to current year losses and a $6 million audit adjustment offset by a $2 million expense due to a change in Illinois tax law. We incurred a state tax benefit for the year ended December 31, 2010 due to current year losses that will reduce future state cash taxes as well as changes in our state sales profile and a change in California tax law. We incurred a state tax benefit for the year

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2009 due to current year losses which will reduce future state cash taxes, changes in our state sale profile, and the exit from various states due to the LS Power Transactions adjustments arising from measurement of temporary differences.

(2)
Includes $151 million related to nondeductible goodwill impairment expense and $18 million related to nondeductible losses in connection with the LS Power transaction for the year ended December 31, 2009.

(3)
We recorded a valuation allowance of $673 million during the year ended December 31, 2011 to reserve our net deferred tax assets. In connection with the DMG Transfer, we recognized a deferred tax asset of approximately $476 million and subsequently recorded a valuation allowance for the full amount. We do not believe we will produce sufficient taxable income, nor are there tax planning strategies available to realize the tax benefit.

Deferred Tax Liabilities and Assets.    Our significant components of deferred tax assets and liabilities were as follows:

	Year ended December 31,
	2011	2010
	(in millions)
Current:
Deferred tax assets:
Reserves (legal, environmental and other)	$3	$10
Miscellaneous book/tax recognition differences	17	(6)
Subtotal	20	4
Less: valuation allowance	(10)	(1)
Total current deferred tax assets	10	3
Deferred tax liabilities:
Miscellaneous book/tax recognition differences	(60)	—
Total current deferred tax liabilities	(60)	—
Net deferred tax asset (liability)	(50)	3
Non-current:
Deferred tax assets:
NOL carryforwards	510	242
AMT credit carryforwards	—	—
Reserves (legal, environmental and other)	2	2
Other comprehensive income	6	34
Deferred intercompany loss, power contracts and other	715	23
Subtotal	1,233	301
Less: valuation allowance	(663)	(20)
Total non-current deferred tax assets	570	281
Deferred tax liabilities:
Depreciation and other property differences	(526)	(887)
Total non-current deferred tax liabilities	(526)	(887)
Net deferred tax liability	$(6)	$(603)
NOL Carryforwards.    At December 31, 2011, we had approximately $1,227 million of regular federal tax NOL carryforwards and $1,975 million of AMT NOL carryforwards. The federal and AMT NOL carryforwards will expire beginning in 2027 and 2024, respectively. As a result of the application of certain provisions of the Internal Revenue Code, we incurred an ownership change in May 2007 that placed an annual limitation on our ability to utilize certain tax carryforwards, including our NOL carryforwards. We do not expect that the ownership change will have any impact on our future tax liability. We do not believe we will produce sufficient future taxable income, nor are there tax planning strategies available, to utilize existing tax attributes, including the federal and AMT NOL carryforwards; therefore, a valuation allowance of $150 million has been

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded as of December 31, 2011, for the amount of tax benefits represented by Federal and AMT NOL carryforwards not otherwise realized by reversing temporary differences.
At December 31, 2011 and 2010, state NOL carryforwards totaled $1,635 million and $775 million, respectively.
Change in Valuation Allowance.    Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future. At December 31, 2011, valuation allowances related to federal and state NOL carryforwards and credits have been established. Additionally, at December 31, 2011, our temporary differences were in a net deferred tax asset position. We do not believe we will produce sufficient future taxable income, nor are there tax planning strategies available, to realize the tax benefits of our net deferred tax asset associated with temporary differences. Accordingly, we have recorded a full valuation allowance against the temporary differences related to federal income tax and all but $6 million against temporary differences related to state income tax.
During 2009, we eliminated our valuation allowance associated with capital loss carryforwards that expired in 2009 and other foreign book-tax differences and increased our valuation allowance on state NOL carryforwards and credits.
The changes in the valuation allowance by attribute were as follows:

	Temporary Differences	Capital Loss Carryforwards	Foreign NOL Carryforwards and Deferred Tax Assets	Federal NOL Carryforwards and Credits	State NOL Carryforwards and Credits	Equity Adjustment	Total
	(in millions)
Balance as of December 31, 2008	$—	$(10)	$(4)	$—	$(23)	$—	$(37)
Changes in valuation allowance—continuing operations	—	—	—	—	(11)	—	(11)
Other release	—	10	4	—	—	—	14
Balance as of December 31, 2009	—	—	—	—	(34)	—	(34)
Changes in valuation allowance—continuing operations	—	—	—	—	13	—	13
Balance as of December 31, 2010	—	—	—	—	(21)	—	(21)
Changes in valuation allowance—continuing operations	(24)	—	—	(150)	(2)	(476)	(652)
Balance as of December 31, 2011	$(24)	$—	$—	$(150)	$(23)	$(476)	$(673)
Unrecognized Tax Benefits.    We are included in Dynegy's consolidated federal tax returns. We are no longer subject to U.S. federal income tax examinations for the years prior to 2007, and with few exceptions, we are no longer subject to state and local examinations prior to 2007. We are no longer subject to non-U.S. income tax examinations. Our federal income tax returns are routinely audited by the IRS, and provisions are routinely made in the financial statements in anticipation of the results of these audits. We finalized the IRS audit of 2008-2009 tax years in the third quarter 2011. As a result of the settlement of our 2008-2009 audit, adjustments to tax positions related to prior years, and various state settlements, we recorded, and included in our income tax expense, a benefit of $1 million, a benefit of $12 million and an expense of $1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of our beginning and ending amounts of unrecognized tax benefits follows (in millions):

Balance at December 31, 2008	$7
Additions based on tax positions related to the prior year	6
Reductions based on tax positions related to the prior year	(2)
Settlements	6
Balance at December 31, 2009	$17
Additions based on tax positions related to the prior year	—
Reductions based on tax positions related to the prior year	(1)
Settlements	(11)
Balance at December 31, 2010	$5
Additions based on tax positions related to the prior year	—
Reductions based on tax positions related to the prior year	—
Settlements	(1)
Balance at December 31, 2011	$4
As of December 31, 2011, 2010 and 2009, approximately $4 million, $5 million and $16 million, respectively, of unrecognized tax benefits would impact our effective tax rate if recognized.
The changes to our unrecognized tax benefits during the twelve months ended December 31, 2011 primarily resulted from changes in various federal and state audits and positions. The adjustments to our reserves for uncertain tax positions as a result of these changes had an insignificant impact on our net income.
We expect that our unrecognized tax benefits could continue to change due to the settlement of audits and the expiration of statutes of limitation in the next twelve months; however, we do not anticipate any such change to have a significant impact on our results of operations, financial position or cash flows in the next twelve months.
Note 23—Commitments and Contingencies
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
In addition to the matters discussed below, we are party to other routine proceedings arising in the ordinary course of business or related to discontinued business operations. Any accruals or estimated losses related to these matters are not material. In management's judgment, the ultimate resolution of these matters will not have a material effect on our financial condition, results of operations or cash flows.
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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Prepetition Litigation challenged the DMG Transfer. Plaintiffs in all three actions alleged, among other claims, breach of contract, breach of fiduciary duties, and violations of prohibitions on fraudulent transfers in connection with the DMG Transfer and also sought to have the DMG Transfer set aside, and requested unspecified damages as well as attorneys' fees.  We filed motions to dismiss the Avenue Investments Litigation and Lease Trustee Litigation on October 31, 2011.  The complaint in the PSEG Litigation was never served on the Defendants. On November 7, 2011, Dynegy, DH and the Consenting Noteholders (as defined and discussed in Note 3—Chapter 11 Cases) agreed to enter into a stipulation staying the Avenue Investments Litigation.
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
Pursuant to the Settlement Agreement, on the Settlement Effective Date, the plaintiffs or parties (as applicable) to the Prepetition Litigation filed necessary papers to dismiss and discontinue with prejudice each of the Avenue Investments Litigation, the Lease Trustee Litigation and the PSEG Litigation and any potential claims relating to or arising from disputes with respect to such actions were released by the parties thereto. For additional information see Note 3—Chapter 11 Cases.
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
Other Commitments and Contingencies
In conducting our operations, we have routinely entered into long-term commodity purchase and sale commitments, as

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

well as agreements that commit future cash flow to the lease or acquisition of assets used in our businesses. These commitments have been typically associated with commodity supply arrangements, capital projects, reservation charges associated with firm transmission, transportation, storage and leases for office space, equipment, plant sites, power generation assets and LPG vessel charters. The following describes the more significant commitments outstanding at December 31, 2011.
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
The environmental groups that participate in our NPDES and SPDES permit proceedings generally argue that only closed cycle cooling meets the BTA requirement.  The issuance and renewal of NPDES or SPDES permits for three of our power

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generation facilities (Danskammer, Roseton and Moss Landing) have been challenged on this basis.  The Danskammer SPDES permit, which was renewed and issued in June 2006, does not require installation of a closed cycle cooling system; however, it does require aquatic organism mortality reductions resulting from NYSDEC's determination of BTA requirements under its regulations.  All appeals of this permit have been exhausted.  The Moss Landing NPDES permit, which was issued in 2000, does not required closed cycle cooling and was challenged by a local environmental group. In August 2011, the Supreme Court of California affirmed the appellate court's decision upholding the permit. One permit challenge is still pending.

Roseton SPDES Permit - In April 2005, the NYSDEC issued a Draft SPDES Permit renewal for the Roseton plant.  The permit is opposed by environmental groups challenging the BTA determination.  In October 2006, various holdings in the administrative law judge's ruling admitting the environmental group petitioners to party status and setting forth the issues to be adjudicated in the permit renewal hearing were appealed to the Commissioner of NYSDEC by the petitioners, NYSDEC staff and us.  The permit renewal hearing will be scheduled after the Commissioner rules on those appeals.  We believe that the petitioners' claims lack merit and we have opposed those claims vigorously. In connection with the DH Chapter 11 Cases, the DH Debtor Entities rejected the long-term leases at the Roseton and Danskammer generation facilities. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements. Please see Note 3—Chapter 11 Cases.for further information.

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
Purchase Obligations.    We have firm capacity payments related to transportation of natural gas. Such arrangements are routinely used in the physical movement and storage of energy. The total of such obligations was $257 million as of December 31, 2011.
Coal Commitments.    At December 31, 2011, we had contracts in place to supply coal to various of Dynegy's generation facilities with minimum commitments of $449 million and are related to the purchase of coal through 2015. Most of the coal purchased under these contracts is sold to DMG, an affiliate, through a separate requirements contract.
VLGC Charter Agreements.    One of our subsidiaries is party to two charter party agreements relating to two VLGCs previously utilized in our former global liquids business. The aggregate minimum base commitments of the charter party agreements are approximately $18 million for 2012 and approximately $23 million in aggregate for the period from 2013 through lease expiration. The charter party rates payable under the two charter party agreements vary in accordance with market-based rates for similar shipping services. The $18 million and $23 million amounts set forth above are based on the minimum obligations set forth in the two charter party agreements. The primary terms of the charter party agreements expire September 2013 and September 2014, respectively. Both VLGCs have been sub-chartered to a wholly-owned subsidiary of Transammonia Inc. The terms of the sub-charters are identical to the terms of the original charter agreements. We rely on the sub-charters with a subsidiary of Transammonia to satisfy the obligations of the two charter party agreements. To date, the subsidiary of Transammonia has complied with the terms of the sub-charter agreements.
Other Minimum Commitments.    We have an interconnection obligation with respect to interconnection services for our Ontelaunee facility, which expires in 2027. Our obligation under this agreement is approximately $1 million per year through the term of the contract.
There will not be any significant minimum commitments in connection with office space, equipment, plant sites and other leased assets in the next five years.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental payments made under the terms of these arrangements totaled $6 million for the period ending December 31, 2011.
Guarantees and Indemnifications
In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications and guarantees. Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales and procurement and construction contracts. Some agreements contain indemnities that cover the other party's negligence or limit the other party's liability with respect to third party claims, in which event we will effectively be indemnifying the other party. Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and warranties are false. While there is always the possibility of a loss related to such representations, warranties, indemnifications and guarantees in our contractual agreements, and such loss could be significant, in most cases management considers the probability of loss to be remote. Related to the indemnifications discussed below, we have accrued approximately $1 million as of December 31, 2011.
LS Power Indemnities.    In connection with the sale of certain power generation facilities to LS Power in 2009, we agreed to indemnify LS Power against claims regarding any breaches in our representations and warranties and certain other potential liabilities. Claims for indemnification shall survive until twelve months subsequent to closing with exceptions for tax claims, which shall survive for the applicable statute of limitations plus 30 days, and certain other representations and potential liabilities, which shall survive indefinitely. The indemnifications provided to LS Power are limited to $1.3 billion in total; however, several categories of indemnifications are not available to LS Power until the liabilities incurred in the aggregate are equal to or exceed $15 million and are capped at a maximum of $100 million. Further, the purchase and sale agreement provides in part that we may not reduce or avoid liability for a valid claim based on a claim of contribution. In addition to the above indemnities related to the LS Power Transactions, we have agreed to indemnify LS Power against claims related to the Riverside/Foothills Project for certain aspects of the project. Namely, LS Power has been indemnified for any disputes that arise as to ownership, transfer of bonds related to the project, and any failure by us to obtain approval for the transfer of the payment in-lieu of taxes program already in place. The indemnities related solely to the Riverside/Foothills Project are capped at a maximum of $180 million and extend until the earlier of the expiration of the tax agreement or December 26, 2026. At this time, we have incurred no significant expenses under these indemnities.
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
Targa Indemnities.    During 2005, as part of our sale of our midstream business ("DMSLP"), we agreed to indemnify Targa Resources,  Inc. ("Targa") against losses it may incur under indemnifications DMSLP provided to purchasers of certain assets, properties and businesses disposed of by DMSLP prior to our sale of DMSLP. We have incurred no material expense under these prior indemnities. We have recorded an accrual of less than $1 million for remediation of groundwater contamination at the Breckenridge Gas Processing Plant sold by DMSLP in 2001. The indemnification provided by DMSLP to the purchaser of the plant has a limit of $5 million.
Black Mountain Guarantee.    Through one of our subsidiaries, we hold a 50 percent ownership interest in Black Mountain (Nevada Cogeneration) ("Black Mountain"), in which our partner is a Chevron subsidiary. Black Mountain owns the Black Mountain power generation facility and has a power purchase agreement with a third party that extends through April 2023. In connection with the power purchase agreement, pursuant to which Black Mountain receives payments which decrease in amount over time, we agreed to guarantee 50 percent of certain payments that may be due to the power purchaser under a mechanism designed to protect it from early termination of the agreement. At December 31, 2011, if an event of default due to

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

early termination had occurred under the terms of the mortgage on the facility entered into in connection with the power purchase agreement, we could have been required to pay the power purchaser approximately $53 million under the guarantee.
Other Indemnities.    We entered into indemnifications regarding environmental, tax, employee and other representations when completing asset sales such as, but not limited to, the Rolling Hills, Calcasieu, CoGen Lyondell and Heard County power generating facilities. As of December 31, 2011, no claims have been made against these indemnities. There is no limitation on our liability under certain of these indemnities. However, management is unaware of any existing claims.
Note 24—Employee Compensation, Savings and Pension Plans
Our parent, Dynegy, sponsors and administers defined benefit plans and defined contribution plans for the benefit of our employees and also provides other post retirement benefits to retirees who meet age and service requirements. For the year ended December 31, 2011, our contributions related to these plans were approximately $44 million. The following summarizes these plans:
Short-Term Incentive Plan.    Dynegy maintains a discretionary incentive compensation plan to provide our employees with rewards for the achievement of corporate goals and individual, professional accomplishments. Specific awards are determined by Dynegy's Compensation and Human Resources Committee of the Board of Directors and are based on predetermined goals and objectives established at the start of each performance year.
Phantom Stock Plan.    In 2011, 2010 and 2009, Dynegy issued phantom stock units under its 2009 Phantom Stock Plan. Units awarded under this plan are long term incentive awards that grant the participant the right to receive a cash payment based on the fair market value of Dynegy's stock on the vesting date of the award. Effective July 8, 2011, stock appreciation rights, which are awards that entitle the holder to a cash payment equal to the difference between the fair market value of a share of stock at the time of exercise and the award's exercise price, also may be awarded under the plan. As these awards must be settled in cash, we account for them as liabilities, with changes in the fair value of the liability recognized as expense in our consolidated statements of operations. Our share of this expense is allocated to us by Dynegy and we recognized $3 million in expense related to these awards for the year ended December 31, 2011. Expense recognized in connection with these awards was $7 million and $12 million for the years ended December 31, 2010 and 2009, respectively.
401(k) Savings Plans.    For the years ended December 31, 2011, 2010 and 2009, our employees participated in various 401(k) savings plans sponsored by Dynegy, all of which meet the requirements of Section 401(k) of the Internal Revenue Code and are defined contribution plans subject to the provisions of ERISA. The following summarizes the plans:

•
Dynegy Inc. 401(k) Savings Plan.  This plan and the related trust fund are established and maintained for the exclusive benefit of participating employees in the United States. Generally, all employees of designated Dynegy subsidiaries are eligible to participate in the plan. Employee pre-tax and Roth contributions to the plan are matched by the company at 100 percent, up to a maximum of five percent of base pay, subject to IRS limitations. Generally, vesting in company contributions is based on years of service with 50 percent vesting per full year of service. The Plan also allows for a discretionary contribution to eligible employee accounts for each plan year, subject to the sole discretion of Dynegy's Compensation and Human Resources Committee of the Board of Directors. Matching and discretionary contributions, if any, are allocated in the form of units in the Dynegy common stock fund. However, effective as of the first payroll period on or after January 1, 2012, the matching contributions to the plan are being made in cash rather than Dynegy's Common Stock and are no longer being automatically invested as units in the Dynegy common stock fund. Matching contributions may be invested according to the employee's investment discretion. During the years ended December 31, 2011, 2010 and 2009, Dynegy issued approximately 0.6 million, 0.4 million and 0.4 million shares, respectively, of its Class A common stock in the form of matching contributions to fund the plan. No discretionary contributions were made for any of the years in the three-year period ended December 31, 2011.

•
Dynegy Northeast Generation, Inc. Savings Incentive Plan.  Under this plan we match 50 percent of employee pre-tax contributions up to six percent of base pay for union employees and 50 percent of employee contributions up to eight percent of base pay for non-union employees, in each case subject to IRS limitations. However, for non-union employees participating in the Dynegy Northeast Generation, Inc. Savings Incentive Plan, benefits were frozen as of December 31, 2011, with all contributions stopping after that date. Effective January 1, 2012, such participants instead became eligible to participate in the Dynegy Inc. 401(k) Savings Plan (assuming all applicable eligibility criteria are

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

met). Employees are immediately 100 percent vested in our contributions. Matching contributions to this plan are made in cash and invested according to the employee's investment discretion.
Dynegy sponsors various defined benefit pension plans and post-retirement benefit plans. Generally, all employees participate in the pension plans (subject to the plans eligibility requirements), but only some of our employees participate in the other post-retirement medical and life insurance benefit plans. The pension plans are in the form of cash balance plans and more traditional career average or final average pay formula plans.
Restoration Plans.    In 2008, Dynegy adopted the Dynegy Inc. Restoration 401(k) Savings Plan, or the Restoration 401(k) Plan, and the Dynegy Inc. Restoration Pension Plan, or the Restoration Pension Plan, two nonqualified plans that supplement or restore benefits lost by certain of our highly compensated employees under the qualified plans as a result of Internal Revenue Code limitations that apply to the qualified plans. The Restoration 401(k) Plan is intended to supplement benefits under certain of the 401(k) plans, and the Restoration Pension Plan is intended to supplement benefits under certain of the pension plans. Employees who are eligible employees under the related qualified plans and earn in excess of certain of the qualified plan limits are eligible to participate in the restoration plans. The definitions of plan pay under the restoration plans, as well as the vesting rules, mirror those under the related qualified plans. Benefits under the restoration plans are paid as a lump sum. However, effective for periods on and after January 1, 2012, participation in and benefit accruals under these plans were frozen.
Obligations and Funded Status.    The following tables contain information about obligations and funded status of plans in which Dynegy Holdings, LLC sponsors or participates in on a combined basis. Through August 31, 2011, we are and our subsidiaries were the primary participant in certain defined benefit pension and other post-employment benefit plans sponsored by our parent. As such, we accounted for our participation in these plans as a single employer plan. With the DMG Transfer on September 1, 2011, we are our subsidiaries were no longer the primary participant in these plans and therefore, we began accounting for our participation in these plans as multiemployer plans. The transfer of the plans was recorded as part of the DMG Transfer as a common control transaction. From September 1, 2011 through December 31, 2011, we recorded our share of expenses in the plans based upon the amounts billed to us through the Service Agreements. Please read Note 21—Related Party Transactions—Service Agreements for further discussion.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(in millions)
Projected benefit obligation, beginning of the year	$272	$242	$69	$65
Service cost	8	11	2	3
Interest cost	10	14	3	4
Actuarial (gain) loss	—	13	—	(1)
Benefits paid	(8)	(8)	(1)	(2)
Plan change	—	—	—	—
Curtailment gain	—	—	(7)	—
DMG Transfer	(281)	—	(48)	—
Projected benefit obligation, end of the year	$1	$272	$18	$69
Fair value of plan assets, beginning of the year	$221	$186	$—	$—
Actual return on plan assets	11	25	—	—
Employer contributions	7	18	1	2
Benefits paid	(8)	(8)	(1)	(2)
DMG Transfer	$(230)	$—	$—	—
Fair value of plan assets, end of the year	$1	$221	$—	$—
Funded status	$—	$(51)	$(18)	$(69)
The accumulated benefit obligation for all defined benefit pension plans was $1 million and $243 million at December 31, 2011 and 2010, respectively. The following summarizes information for our defined benefit pension plans at December 31,

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011:

	December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$1	$272
Accumulated benefit obligation	1	243
Fair value of plan assets	1	221
Pre-tax amounts recognized in Accumulated other comprehensive loss consist of:

	Year Ended December 31,
	2011		2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(in millions)
Prior service cost	$—	$(1)	$4	$(1)
Actuarial loss	—	—	80	9
Net losses recognized	$—	$(1)	$84	$8

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheets consist of:

	Year Ended December 31,
	2011		2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(in millions)
Current liabilities	$—	$(1)	$—	$(2)
Noncurrent liabilities	—	(18)	(51)	(67)
Net amount recognized	$—	$(19)	$(51)	$(69)
The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2012 for the defined benefit pension plans are both zero. The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2012 for other postretirement benefit plans are both zero. The amortization of prior service cost is determined using a straight line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.
Components of Net Periodic Benefit Cost.    The components of net periodic benefit cost were:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
	(in millions)
Service cost benefits earned during period	$8	$11	$12	$2	$3	$3
Interest cost on projected benefit obligation	10	14	13	3	4	3
Expected return on plan assets	(11)	(16)	(14)	—	—	—
Amortization of prior service costs	—	—	—	—	—	—
Recognized net actuarial loss	4	5	4	—	—	1
Curtailment gain	—	—	—	(5)	—	—
Total net periodic benefit cost	$11	$14	$15	$—	$7	$7
Assumptions.    The following weighted average assumptions were used to determine benefit obligations:

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2011	2010	2011	2010
Discount rate(1)	4.80%	5.49%	4.93%	5.61%
Rate of compensation increase	N/A	4.00% - 5.00%	3.50%	4.50%
_______________________________________________________________________________

(1)	We utilized a yield curve approach to determine the discount. Projected benefit payments for the plans were matched against the discount rates in the yield curve.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions were used to determine net periodic benefit cost:

	Pension Benefits			Other Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.49%	5.86%	6.12%	5.61%	5.92%	5.93%
Expected return on plan assets	8.00%	8.00%	8.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	2.50% - 3.50%	3.00% - 4.50%	4.50%	4.50%	4.50%
Our expected long-term rate of return on plan assets for the year ended December 31, 2012 will be 7 percent. This figure begins with a blend of asset class-level returns developed under a theoretical global capital asset pricing model methodology conducted by an outside consultant. In development of this figure, the historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long-term. Current market factors such as inflation and interest rates are also incorporated in the assumptions. This figure gives consideration towards the plan's use of active management and favorable past experience. It is also net of plan expenses.
The following summarizes our assumed health care cost trend rates:

	December 31,
	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.00%
Ultimate trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2016
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The impact of a one percent increase/decrease in assumed health care cost trend rates is as follows:

	Increase	Decrease
	(in millions)
Aggregate impact on service cost and interest cost	$1	$—
Impact on accumulated post-retirement benefit obligation	$4	$(3)
Plan Assets.    We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. The target allocations for plan assets are thirty-five percent fixed income securities, forty percent U.S. equity securities, five percent non-U.S. equity securities, and twenty percent global equity securities.
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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

.

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Equity securities:
U.S. companies (1)	$—	$1	$—	$1
Non-U.S. companies (2)	—	—	—	—
International (3)	—	—	—	—
Fixed income securities (4)	—	—	—	—
Total	$—	$1	$—	$1
_______________________________________________________________________________

(1)	This category comprises a domestic common collective trust not actively managed that tracks the Dow Jones total U.S. stock market.

(2)	This category comprises a common collective trust not actively managed that tracks the MSCI All Country World Ex-U.S. Index.

(3)	This category comprises actively managed common collective trusts that hold U.S. and foreign equities. These trusts track the MSCI World Index.

(4)	This category includes a mutual fund and a trust that invest primarily in investment grade corporate bonds.
Contributions and Payments.    During the year ended December 31, 2011, we contributed $12 million to our pension plans and $1 million to our other post-retirement benefit plans. In 2012, we do not expect to make contributions to our pension plans and other postretirement benefit plans.
Our expected benefit payments for future services for our pension and other postretirement benefits are as follows:

	Pension Benefits	Other Benefits
	(in millions)
2012	$—	$1
2013	—	1
2014	—	—
2015	—	—
2016	—	1
2017 - 2021	—	5
Note 25—Segment Information
Previously, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE. Beginning with the third quarter 2011, as a result of the Reorganization, our reportable segments are: (i) Coal, (ii) Gas and (iii) DNE. Accordingly, we have recast the corresponding items of segment information for all prior periods. Our consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization. General and administrative expenses are allocated to each reportable segment. Additionally, on September 1, 2011, we completed the DMG Transfer; therefore, the results of our Coal segment (including DMG) are only included in our consolidated results through August 31, 2011.
During 2011, one customer in Coal, two customers in Gas and one customer in both Gas and DNE accounted for approximately 36 percent, 22 percent, 11 percent and 17 percent of our consolidated revenues, respectively. During 2010, one customer in Coal, one customer in Gas and one customer related to both DNE and Gas accounted for approximately 30 percent, 13 percent and 15 percent of our consolidated revenues, respectively. During 2009, one customer in Coal, one customer in Gas and one customer related to both DNE and Gas accounted for approximately 19 percent, 11 percent and 12 percent of our consolidated revenues, respectively.
Reportable segment information, including intercompany transactions accounted for at prevailing market rates, for the years ended December 31, 2011, 2010 and 2009 is presented below.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data as of and for the Year Ended December 31, 2011
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Total revenues	$460	$872	$104	$1	$1,437
Depreciation and amortization	$(156)	$(132)	$7	$(7)	$(288)
Impairment and other charges	—	—	(2)	(5)	(7)
General and administrative expense	(27)	(62)	(10)	(3)	(102)
Operating loss	$(65)	$(99)	$(75)	$(15)	$(254)
Bankruptcy reorganization charges	—	—	(314)	(352)	(666)
Other items, net	2	2	—	31	35
Interest expense and debt extinguishment costs					(370)
Loss from continuing operations before income taxes					(1,255)
Income tax benefit					315
Net loss					$(940)
Identifiable assets (domestic)	$—	$6,759	$54	$1,498	$8,311
Capital expenditures	$(115)	$(79)	$(2)	$—	$(196)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data as of and for the Year Ended December 31, 2010
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Total revenues	$837	$1,223	$264	$(1)	$2,323
Depreciation and amortization	$(256)	$(135)	$5	$(6)	$(392)
Impairment and other charges	(4)	(136)	(2)	(6)	(148)
General and administrative expense	(52)	(69)	(15)	(22)	(158)
Operating income (loss)	$(5)	$23	$11	$(35)	$(6)
Losses from unconsolidated investments	(62)	—	—	—	(62)
Other items, net	—	2	—	2	4
Interest expense					(363)
Loss from continuing operations before income taxes					(427)
Income tax benefit					184
Loss from continuing operations					$(243)
Income from discontinued operations, net of income taxes					1
Net loss					$(242)
Identifiable assets (domestic)	$3,655	$4,375	$549	$1,370	$9,949
Capital expenditures and investments in unconsolidated affiliates	$(289)	$(50)	$(3)	$(6)	$(348)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Data as of and for the Year Ended December 31, 2009
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Total revenues	$941	$1,260	$273	$(6)	$2,468
Depreciation and amortization	$(161)	$(148)	$(8)	$(18)	$(335)
Goodwill impairments	—	(433)	—	—	(433)
Impairment and other charges	(42)	(284)	(212)	—	(538)
General and administrative expense	(49)	(96)	(13)	(1)	(159)
Operating income (loss)	$156	$(752)	$(217)	$(23)	$(836)
Losses from unconsolidated investments	—	—	—	(72)	(72)
Other items, net	2	2	—	6	10
Interest expense and debt extinguishment costs					(461)
Loss from continuing operations before income taxes					(1,359)
Income tax benefit					313
Loss from continuing operations					$(1,046)
Loss from discontinued operations, net of income taxes					(222)
Net loss					$(1,268)
Less: Net loss attributable to the noncontrolling interest					(15)
Net loss attributable to Dynegy Inc.					$(1,253)
Identifiable assets ($24 million foreign)	$4,710	$4,333	$493	$1,367	$10,903
Capital expenditures	$(502)	$(91)	$(8)	$(11)	$(612)
Note 26—Quarterly Financial Information (Unaudited)
The following is a summary of our unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

	Quarter Ended
	March 2011	June 2011	September 2011		December 2011
	(in millions)
Revenues	$505	$326	$467		$139
Operating income (loss)	(50)	(104)	14		(114)
Net income (loss)	(80)	(115)	(129)	(1)	(616)
_______________________________________________________________________________

(1)	Includes debt extinguishment costs of $21 million incurred in connection with the termination of the Sithe Senior Notes. Please read Note 20—Debt—Sithe Senior Notes for further discussion.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	March 2010		June 2010	September 2010		December 2010
	(in millions)
Revenues	$858		$239	$775		$451
Operating income (loss)	331	(1)	(229)	54	(2)	(162)
Net income (loss)	138	(1)	(191)	(22)	(2)	(167)	(3)
_______________________________________________________________________________

(1)	Includes $37 million of impairment charges related to our equity investment in PPEA Holding, which is included in Earnings (losses) from unconsolidated investments.

(2)	Includes impairment charges of $134 million related to our Casco Bay facility and related assets. Please read Note 8—Impairment and Restructuring Charges for further discussion.

(3)
Includes a pre-tax charge of $28 million related to the sale of PPEA Holdings. This charge is included in Earnings (losses) from unconsolidated investments. Please read Note 16—Variable Interest Entities—PPEA Holding Company LLC for further discussion.

Note 27—Subsequent Events

As described in Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement, on June 5, 2012, the effectiveness of the Settlement Agreement resulted in (i) the DMG Acquisition, (ii) the termination of the Undertaking agreement with Dynegy; (iii) the extinguishment of the Affiliate receivable from Dynegy; and (iv) the granting of the Administrative Claim to Dynegy The consideration for the DMG Acquisition consisted of the fair value of the Undertaking agreement of approximately $402 million plus the fair value of the Administrative Claim of approximately $64 million. The purchase price was preliminarily allocated as follows:

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

In connection with the DMG Acquisition on June 5, 2012, the Undertaking receivable was impaired to its estimated present value of $418 million which resulted in a charge of approximately $832 million during the first quarter 2012. The extinguishment of the Affiliate receivable from Dynegy was accounted for as a distribution and, accordingly, had no impact on

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our consolidated statement of operations.

The Settlement Agreement also set the amounts of the allowed claims related to the rejection of the leases for the Roseton and Danskammer power generation facilities and the Subordinated Capital Income Securities. The Settlement Agreement provides that the Lease Trustee will be granted (i) a senior unsecured claim of approximately $540 million against DH on account of all claims arising from or related to DH's guaranty of the lease documents or otherwise related to the lease documents; (ii) an unsecured claim of approximately $455 million against Roseton on account of all claims arising under or related to the Roseton facility and the Roseton lease documents; (iii) an unsecured claim of approximate $85 million against Danskammer on account of all claims arising under or related to the Danskammer facility and the Danskammer lease documents; (iv) an administrative claim of approximately $42 million against Roseton on account of post-petition rent; and (v) and an administrative claim of approximately $3 million against Danskammer on account of post-petition rent (collectively the "Lessor Claims"). The Settlement Agreement caps the recovery on account of the Lessor Claims at approximately $571 million. As a result, we increased the estimated amount of the allowed claims against DH, Roseton, and Danskammer related to the rejection of the leases for the Roseton and Danskammer power generation facilities to approximately to $695 million (inclusive of PSEG's $110 million allowed claim).

Additionally, pursuant to the Settlement Agreement, DH agreed to provide Wells Fargo, as trustee for the Subordinated Capital Income Securities (the “Subordinated Capital Income Securities Trustee”), with an allowed general unsecured claim in the aggregate amount of $55 million (which claim is not subject to subordination) in full satisfaction of all Subordinated Capital Income Securities. Therefore , we reduced our previous estimate of the allowed claims related to the Subordinated Capital Income Securities by approximately $161 million during the first quarter 2012.

Please read Note 3—Chapter 11 Cases for a further discussion of events subsequent to the applicable reporting period of this 10-K.

Schedule I
DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED BALANCE SHEETS OF THE REGISTRANT
(in millions)

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$29	$—
Accounts receivable	8	—
Accounts receivable affiliate	—	1
Intercompany interest receivable	—	14
Short term investments	27	—
Inventory	—	6
Deferred income taxes	—	3
Prepayments and other current assets	3	—
Total Current Assets	67	24
Other Assets
Long-term intercompany accounts receivable	—	303
Undertaking receivable affiliate	1,250	—
Investments in affiliates	5,307	7,098
Long-term restricted investments	—	850
Deferred income taxes	44	—
Other long-term assets	—	29
Total Assets	$6,668	$8,304
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable affiliate	$2	$—
Intercompany accounts payable	1,301	233
Accrued interest	—	36
Accrued intercompany interest	1
Current portion of long-term debt	—	76
Deferred income taxes	50	—
Other current liabilities	4	38
Total Current Liabilities	1,358	383
Liabilities subject to compromise	4,012	—
Long-term debt	—	4,265
Long-term debt to affiliates	—	200
Intercompany long-term debt	1,262	—
Deferred income taxes	—	606
Other long-term liabilities	4	131
Total Liabilities	6,636	5,585
Commitments and Contingencies (Note 2)
Member's Equity	32	2,719
Total Liabilities and Member's Equity	$6,668	$8,304
   See Notes to Registrant's Financial Statements and Dynegy Holdings, LLC's Consolidated Financial Statements.

Schedule I

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF OPERATIONS OF THE REGISTRANT
(in millions)

	Year Ended December 31,
	2011	2010	2009
Operating income (loss)	$(4)	$1	$—
Bankruptcy reorganization charges	(352)	—	—
Losses from unconsolidated investments	(605)	(68)	(1,225)
Interest expense	(295)	(363)	(419)
Debt extinguishment costs	—	—	(46)
Other income and expense, net	1	4	3
Loss before income taxes	(1,255)	(426)	(1,687)
Income tax benefit	315	184	434
Net loss	$(940)	$(242)	$(1,253)
   See Notes to Registrant's Financial Statements and Dynegy Holdings, LLC's Consolidated Financial Statements.

Schedule I
DYNEGY HOLDINGS, LLC
(A LIMITED LIABLITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CASH FLOWS OF THE REGISTRANT
(in millions)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Operating cash flow, exclusive of intercompany transactions	$(229)	$(181)	$(371)
Intercompany transactions	(73)	78	59
Net cash used in operating activities	(302)	(103)	(312)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from asset sales, net	—	—	990
Short term investments	—	(15)	—
Restricted cash	823	—	175
Affiliate transactions	—	—	97
Distributions from affiliates	15	150	—
Net cash provided by investing activities	838	135	1,262
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	400	—	214
Repayments of borrowings	(1,397)	(1)	(833)
Debt extinguishment costs	—	—	(46)
Borrowing from Gas Holdco and Coal Holdco	22	—	—
Affiliate transactions	468	(26)	316
Dividends to affiliates	—	—	(585)
Debt financing costs	—	(5)	(16)
Net cash used by financing activities	(507)	(32)	(950)
Net increase in cash and cash equivalents	29	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$29	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid (net of refunds)	(2)	4	2
SUPPLEMENTAL NONCASH FLOW INFORMATION
Undertaking agreement, receivable affiliate	(1,250)	—	—
Contribution of intangibles and related deferred income taxes from DI	—	—	36
Other affiliate activity	(34)	(37)	(48)
   See Notes to Registrant's Financial Statements and Dynegy Holdings, LLC's Consolidated Financial Statements.

Schedule I

DYNEGY HOLDINGS, LLC
NOTES TO REGISTRANT'S FINANCIAL STATEMENTS

Note 1—Background and Basis of Presentation
These condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Dynegy Holdings, LLC's subsidiaries exceeds 25 percent of the consolidated net assets of Dynegy Holdings, LLC. These statements should be read in conjunction with the Consolidated Statements and notes thereto of Dynegy Holdings, LLC.
We are a wholly-owned subsidiary of Dynegy, which began operations in 1984. Dynegy acquired Illinova Corporation in the first quarter of 2000. As part of the acquisition of Illinova, the former Dynegy Inc., which was renamed Dynegy Holdings Inc., became a wholly-owned subsidiary of the new holding company Dynegy. Inc. On September 1, 2011, DH, then a Delaware corporation, changed its corporate form from a Delaware corporation to a Delaware limited liability company.
Please read Note 1—Organization and Operations of our consolidated financial statements and Note 3—Chapter 11 Cases of our consolidated financial statements for a discussion of our ability to continue as a going concern.

Note 2—Commitments and Contingencies
For a discussion of our commitments and contingencies, please read Note 23—Commitments and Contingencies of our consolidated financial statements.
Please read Note 20—Debt of our consolidated financial statements and Note 23—Commitments and Contingencies—Guarantees and Indemnifications of our consolidated financial statements for a discussion of our guarantees.

Note 3—Related Party Transactions
For a discussion of our related party transactions, please read Note 21—Related Party Transactions of our consolidated financial statements.

Schedule II

DYNEGY HOLDINGS, LLC
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Additions/ (Deductions)	Balance at End of Period
	(in millions)
2011
Allowance for doubtful accounts	$13	$—	$—	$(1)	$12
Deferred tax asset valuation allowance	21	177	476	—	674
2010
Allowance for doubtful accounts (1)	$20	$—	$—	$(7)	$13
Deferred tax asset valuation allowance	34	(1)	(12)	—	21
2009
Allowance for doubtful accounts	$20	$—	$—	$—	$20
Deferred tax asset valuation allowance	37	11	(14)	—	34
_______________________________________________________________________________

(1)	The allowance for doubtful accounts decreased by $7 million due to the sale of a receivable from a counterparty in bankruptcy and the settlement of a disputed balance in 2010.