Form 10-Q
period 2012-03-31
DYNEGY HOLDINGS, LLC
filed 2012-09-18
CIK 1105055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to              Commission file number: 002-29311

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

1

DYNEGY HOLDINGS, LLC

i

DEFINITIONS

As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

ASU	Accounting Standards Update
CAISO	The California Independent System Operator
CARB	California Air Resources Board
CFO	Chief Financial Officer
CRCG	Commodity Risk Control Group
DGIN	Dynegy Gas Investments, LLC
DH	Dynegy Holdings, LLC (formerly known as Dynegy Holdings Inc.)
DMG	Dynegy Midwest Generation, LLC
DMSLP	Dynegy Midstream Services L.P.
DNE	Dynegy Northeast Segment
DPC	Dynegy Power, LLC
EMT	Executive Management Team
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles of the United States of America
GHG	Greenhouse Gas
IMA	In-market asset availability
IFRS	International Financial Reporting Standards
ISO	Independent System Operator
ISO-NE	Independent System Operator New England
LC	Letter of credit
LSTC	Liabilities Subject To Compromise
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NOL	Net operating loss
NOx	Nitrogen oxide
NRG	NRG Energy, Inc.
NYISO	New York Independent System Operator
OTC	Over-the-counter
PJM	PJM Interconnection, LLC
RCM	Resource Capital Management
RFO	Request for offer
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must Run
SEC	U.S. Securities and Exchange Commission
VaR	Value at Risk
WCI	Western Climate Initiative

ii

PART I. FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$389	$398
Restricted cash	169	159
Accounts receivable, net of allowance for doubtful accounts of $12 and $12, respectively	124	147
Accounts receivable, affiliates	24	26
Interest receivable, affiliates	32	8
Inventory	66	65
Assets from risk-management activities	2,735	2,615
Assets from risk-management activities, affiliates	3	2
Broker margin account	21	23
Prepayments and other current assets	227	126
Total Current Assets	3,790	3,569
Property, Plant and Equipment	3,882	3,911
Accumulated depreciation	(1,089)	(1,090)
Property, Plant and Equipment, Net	2,793	2,821
Other Assets
Restricted cash and investments	297	455
Assets from risk-management activities	31	26
Intangible assets	80	92
Undertaking receivable, affiliate	418	1,250
Deferred income taxes	49	44
Other long-term assets	63	54
Total Assets	$7,521	$8,311

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions)

	March 31, 2012	December 31, 2011
LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$74	$80
Accounts payable, affiliates	30	47
Accrued interest	1	1
Deferred income taxes	50	50
Accrued liabilities and other current liabilities	82	64
Liabilities from risk-management activities	2,872	2,798
Liabilities from risk-management activities, affiliates	8	4
Notes payable and current portion of long-term debt	7	7
Total Current Liabilities	3,124	3,051
Liabilities subject to compromise	4,241	4,012
Long-term debt	1,068	1,069
Other Liabilities
Liabilities from risk-management activities	30	20
Liabilities from risk-management activities, affiliates	1	3
Other long-term liabilities	102	124
Total Liabilities	8,566	8,279
Commitments and Contingencies (Note 9)
Total Member's Equity (Deficit)	(1,045)	32
Total Liabilities and Member's Equity (Deficit)	$7,521	$8,311

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
 (A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended March 31,
	2012	2011
Revenues	$275	$505
Cost of sales	(186)	(278)
Gross margin, exclusive of depreciation shown separately below	89	227
Operating and maintenance expense, exclusive of depreciation shown separately below	(49)	(110)
Depreciation and amortization expense	(22)	(126)
General and administrative expenses	(20)	(41)
Operating loss	(2)	(50)
Bankruptcy reorganization charges	(247)	—
Interest expense	(31)	(89)
Impairment of Undertaking receivable, affiliate	(832)	—
Other income and expense, net	24	1
Loss before income taxes	(1,088)	(138)
Income tax benefit (Note 11)	6	58
Net loss	$(1,082)	$(80)

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
 (A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited) (in millions)

	Three Months Ended March 31,
	2012	2011
Net loss	$(1,082)	$(80)
Other comprehensive income:
Amortization of unrecognized prior service cost and actuarial loss (net of tax expense of zero and $1)	(1)	1
Total other comprehensive income, net of tax	(1)	1
Total Comprehensive loss	$(1,083)	$(79)

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
 (A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,082)	$(80)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	24	130
Impairment of Undertaking, receivable affiliate	832	—
Risk-management activities	(41)	(3)
Risk-management activities, affiliates	1	—
Deferred income taxes	(6)	(57)
Reorganization charges	228	—
Other	10	8
Changes in working capital:
Accounts receivable	24	51
Inventory	(3)	(9)
Broker margin account	2	5
Prepayments and other assets	(107)	8
Accounts payable and accrued liabilities	7	34
Affiliate transactions	(29)	—
Changes in non-current assets	(6)	(7)
Changes in non-current liabilities	1	3
Net cash provided by (used in) operating activities	(145)	83
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9)	(66)
Maturities of short-term investments	—	56
Purchases of short-term investments	—	(69)
Decrease in restricted cash and investments	148	20
Other investing	—	4
Net cash provided by (used in) investing activities	139	(55)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings	(3)	—
Net cash used in financing activities	(3)	—
Net increase (decrease) in cash and cash equivalents	(9)	28
Cash and cash equivalents, beginning of period	398	253
Cash and cash equivalents, end of period	$389	$281
Other non-cash investing activity:
Non-cash capital expenditures	$(1)	$(8)

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

EXPLANATORY NOTE

As explained herein, on November 7, 2011, we and four of our wholly owned subsidiaries, Dynegy Northeast Generation, Inc. (“Dynegy Northeast Generation”), Hudson Power, L.L.C. (“Hudson”), Dynegy Danskammer, L.L.C. (“Danskammer”) and Dynegy Roseton, L.L.C. (“Roseton”, and together with us, DNE, Hudson and Danskammer, the “DH Debtor Entities”) filed voluntary petitions (the “DH Chapter 11 Cases”) for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York, Poughkeepsie Division (the "Bankruptcy Court"). Since filing the DH Chapter 11 Cases, we have not filed our quarterly reports on Form 10-Q or our annual report on Form 10-K with the SEC. On the filing date hereof, we are simultaneously filing our quarterly report for the third quarter of 2011, our annual report for the year ended December 31, 2011, and our quarterly reports for the first and second quarters of 2012. In each of these reports, in a note to the financial statements, we have disclosed recent material developments with respect to our business, including with respect to the DH Chapter 11 Cases and other legal proceedings, in each case, as of the date of the filing of such reports. In this report, please see Note 3—Chapter 11 Cases and Note 15—Subsequent Events for a discussion of these developments. Further, additional disclosures regarding such developments can be found throughout each of these reports. For recent information regarding our financial condition and results of operations, please read our quarterly report on Form 10-Q for the second quarter of 2012.

Note 1— Basis of Presentation and Organization

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to interim financial reporting as prescribed by the SEC.  Unless the context indicates otherwise, throughout this report, the terms "DH," “the Company,” “we,” “us,” “our,” and “ours” are used to refer to Dynegy Holdings, LLC and its direct and indirect subsidiaries, unless the context clearly indicates otherwise. The term “Dynegy” refers to our parent company, Dynegy Inc., unless the context clearly indicates otherwise. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011, filed on September 17, 2012, which we refer to as our “Form 10-K”.

Our current business operations are focused primarily on the power generation sector of the energy industry. We report the results of our power generation business as three segments in our consolidated financial statements: (i) the Coal segment ("Coal"); (ii) the Gas segment ("Gas") and (iii) the Dynegy Northeast segment ("DNE"). Prior to the third quarter 2011, we reported results for the following segments: (i) Gen-MW (ii) GEN-WE and (iii) GEN-NE. Our consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization. General and administrative expenses are allocated to each reportable segment.

The Gas segment includes Dynegy Power, LLC ("DPC"), which owns, directly and indirectly, substantially all of our wholly-owned natural gas-fired power generation facilities. DPC, a bankruptcy remote entity, and its direct and indirect subsidiaries are organized into a ring-fenced group for the benefit of the creditors of DPC.

The Coal segment includes Dynegy Midwest Generation, LLC ("DMG"), which owns directly and indirectly, substantially all of the coal-fired power generation facilities. DMG, a bankruptcy remote entity, and its direct and indirect subsidiaries are organized into a ring-fenced group for the benefit of the creditors of DMG. On September 1, 2011, we sold 100% of the outstanding membership interests of Dynegy Coal Holdco, LLC ("Coal Holdco") to Dynegy (the "DMG Transfer"); therefore, the results of the Coal segment (including DMG) are not included in our consolidated results as of, and for the three months ended March 31, 2012. On June 5, 2012, the effective date of the Settlement Agreement (as defined and discussed below), we reacquired Coal Holdco (the "DMG Acquisition"). Please read Note 3—Chapter 11 Cases and Note 15—Subsequent Events for further discussion.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

Chapter 11 Filing by Certain Subsidiaries.  On November 7, 2011, the DH Debtor Entities filed the DH Chapter 11 Cases. The DH Chapter 11 Cases were assigned to the Honorable Cecelia G. Morris and are being jointly administered for procedural purposes only. On July 6, 2012, Dynegy filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the "Dynegy Chapter 11 Case," and together with the DH Chapter 11 Cases, the “Chapter 11 Cases”). The Dynegy Chapter 11 Case was also assigned to the Honorable Cecilia G. Morris, but it is being separately administered under the caption In re: Dynegy Inc., Case No. 12-36728. Only the DH Debtor Entities and our parent, Dynegy, filed voluntary petitions for relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder. Consequently, they continue to operate their business in the ordinary course. Dynegy and the DH Debtor Entities (together, the "Debtor Entities") remain in possession of their property and continue to operate their business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Dynegy Chapter 11 Case is a necessary step to facilitate the restructuring contemplated by the Plan, the Settlement Agreement and the Plan Support Agreement (each as defined and described in Note 3—Chapter 11 Cases), including the planned merger of Dynegy and DH (the “Merger”).

We are a wholly-owned subsidiary of Dynegy and we have historically been consolidated by Dynegy in its consolidated financial statements. However, as a result of the DH Chapter 11 Cases, on November 7, 2011, Dynegy deconsolidated its investment in us and, instead, began accounting for its investment in us as an equity method investment.

Going Concern

Our accompanying unaudited condensed consolidated financial statements were prepared assuming that we would continue as a going concern, and therefore contemplate realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these unaudited condensed consolidated financial statements. However, continued low power prices over the past several years have had a significant adverse impact on our business and continue to negatively impact our projected future liquidity.

On November 7, 2011, the DH Debtor Entities filed the DH Chapter 11 Cases. On July 6, 2012, Dynegy filed the Dynegy Chapter 11 Case. Only the DH Debtor Entities and our parent Dynegy Inc. filed voluntary petitions for relief, and none of our other direct or indirect subsidiaries are debtors under Chapter 11 of the Bankruptcy Code. Please read Note 3—Chapter 11 Cases for further information.

Our ability to continue as a going concern is dependent on many factors, including, among other things, the generation by DPC and DMG of sufficient positive operating results to enable DPC and DMG to make certain restricted distributions to their parents, the terms and conditions of an approved plan of reorganization that allows us to emerge from bankruptcy (as described in Note 3—Chapter 11 Cases), execution of any further restructuring strategies, and the successful execution of the company-wide cost reduction initiatives that are ongoing. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Settlement Agreement and Plan of Reorganization are not successful.

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

Accounting Principles Adopted During the Current Period

Fair Value Measurement Disclosures.  In May 2011, the FASB issued Accounting Standards Update (“ASU”)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

No. 2011-04—Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  This authoritative guidance changes the wording used to describe the requirements in GAAP for measuring fair value and requires additional disclosure about fair value measurements.  ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The implementation of this guidance has been reflected in our fair value disclosures.

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

Accounting Principles Not Yet Adopted

Disclosures about Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This statement requires entities to disclose both gross and net information about instruments and transactions eligible for offsetting in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  Implementation of this guidance would affect disclosures around financial derivative contracts, however would have no impact on the statement of financial position or the statement of operations.  This guidance is effective for the quarter ending March 31, 2013.

Note 3—Chapter 11 Cases

On November 7, 2011, the DH Debtor Entities commenced the DH Chapter 11 Cases. On July 6, 2012, our parent, Dynegy commenced the Dynegy Chapter 11 Case. Only the DH Debtor Entities, and our parent Dynegy sought relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder. The Debtor Entities remain in possession of their property and continue to operate their business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Dynegy Chapter 11 Case is a necessary step to facilitate the restructuring contemplated by the Plan and the Agreements (as defined and discussed below), including the planned Merger.
Dynegy Gas Holdco, LLC and its indirect, wholly-owned subsidiaries, including DPC and all of its subsidiaries, are not included in the Chapter 11 Cases. The normal day-to-day operations of the natural gas-fired power generation facilities held by DPC have continued without interruption. The commencement of the Chapter 11 Cases did not constitute a default under the DPC Credit Agreement (as defined below).
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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

below for further discussion.
Adversary Proceeding and Examiner Report.    On November 11, 2011, U.S. Bank National Association (“U.S. Bank”), in its capacity as successor lease indenture trustee (the “Lease Trustee”) under the Indenture of Trust, Mortgage, Assignment of Leases and Rents and Security Agreement related to Roseton Units 1 and 2, dated as of May 8, 2001, and the Indenture of Trust, Mortgage, Assignment of Leases and Rents and Security Agreement related to Danskammer Units 3 and 4, dated as of May 8, 2001 (collectively, the “Lease Indentures”), commenced an adversary proceeding against Danskammer, Roseton and DH (the “Adversary Proceeding”). The Lease Indentures govern the terms of the notes issued by Roseton OL LLC and Danskammer OL LLC, as owner lessors of the Facilities, to the pass through trust established under the Roseton-Danskammer 2001-Series B Pass Through Trust Agreement, dated as of May 1, 2001 (the “Pass Through Trust Agreement”). The Adversary Proceeding sought, among other things, a declaration that: (i) the leases of the Facilities to Roseton and Danskammer are not leases of real property; (ii) the leases are financings, not leases; (iii) notwithstanding the lease rejection claims, claims arising from DH's guaranty of certain of the Facilities' lease obligations are not subject to a cap pursuant to section 502(b)(6) of the Bankruptcy Code; and (iv) a determination of the allowed amount of the Lease Trustee's claims against Danskammer, Roseton, and DH.
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
On November 11, 2011, the Lease Trustee also filed a motion with the Bankruptcy Court seeking the appointment of an examiner. On December 29, 2011, the Bankruptcy Court entered an order directing the appointment of the examiner (the “Examiner”), which order provided, among other things, that the Examiner investigate (i) the DH Debtor Entities' conduct in connection with the prepetition 2011 restructuring and reorganization of the DH Debtor Entities and their non-debtor affiliates (the "Reorganization"), (ii) any possible fraudulent conveyances and (iii) whether DH was capable of confirming a Chapter 11 plan of reorganization. On March 9, 2012, the Examiner filed a report with the Bankruptcy Court and on March 20, 2012, Dynegy filed a preliminary response to such report.
All disputes and claims related to the Adversary Proceeding or otherwise related to the rejection of the Lease Documents have been resolved by the Settlement Agreement (as defined and discussed below). Upon the effectiveness of the Settlement Agreement, the Adversary Proceeding was dismissed with prejudice and any potential claims relating to or arising from disputes with respect to, among other things, the Adversary Proceeding and the Lease Documents were released. In addition, pursuant to the Settlement Agreement, Dynegy , DH and the other settling parties have released any potential claims relating to or arising from disputes with respect to the matters investigated by the Examiner, including, among other things, the Reorganization and including, without limitation, any claims that have been or could have been brought in connection with the DMG Transfer, the related Undertaking Agreement or the DH note.

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
Also on May 1, 2012, DGIN, Coal Holdco, the Debtor Entities, the Consenting Senior Noteholders, the PSEG Entities and certain Lease Certificate Holders (the "Consenting Lease Certificate Holders") entered into a plan support agreement (the “Original Plan Support Agreement”). On May 30, 2012, the parties to the Original Plan Support Agreement entered into an amended and restated plan support agreement including the Consenting Sub Debt Holders (the “Plan Support Agreement” and, together with the Settlement Agreement, the “Agreements”), providing for, among other things, the treatment of claims and

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

certain rights and obligations of the supporting creditor parties as well as the Consenting Senior Noteholders thereunder. Additionally, pursuant to the Plan Support Agreement, DH and Dynegy each agreed, subject to the terms of the Plan Support Agreement, to amend the then existing plan of reorganization for DH to reflect the terms contained in the Plan Support Agreement. On July 31, 2012, Dynegy , DH, the Consenting Senior Noteholders, the Consenting Lease Certificate Holders and RCM (the “Amendment Parties) entered into the First Amendment to the Plan Support Agreement (the “First Amendment”). The First Amendment makes certain modifications and conforming changes to the Plan Support Agreement related to the modifications made to the Plan (as defined and discussed below). The material terms of the Plan are described below under the heading “Plan of Reorganization.” As of the date of the Original Plan Support Agreement, the earlier noteholder restructuring support agreement, dated November 7, 2011, which was entered into in connection with the filing of the DH Chapter 11 Cases, and amended and restated on December 26, 2011, was terminated.
The Bankruptcy Court entered an order approving the Settlement Agreement on June 1, 2012 (the “Approval Order”) and the Settlement Agreement became effective on June 5, 2012 (the "Settlement Effective Date"). Pursuant to the Settlement Agreement, Dynegy and DH undertook the DMG Acquisition. In full consideration for such contribution and in accordance with the terms of the Settlement Agreement and the Approval Order, (i) Dynegy received an allowed administrative claim pursuant to sections 503(b) and 507(a) of the Bankruptcy Code in an unliquidated amount against us in the DH Chapter 11 Cases (the “Administrative Claim”), (ii) the Prepetition Litigation (as defined below), the Adversary Proceeding and the affiliate payable to DH were dismissed with prejudice or released and (iii) the parties to the Settlement Agreement issued and received the releases set forth in the Settlement Agreement and described above under "-Adversary Proceeding and Examiner Report." Also pursuant to the Settlement Agreement on June 5, 2012, the Undertaking Agreement and the DH note were terminated with no further obligations thereunder.

Plan of Reorganization.    On December 1, 2011, Dynegy and DH, as co-plan proponents (the “Plan Proponents”), filed a proposed Chapter 11 plan of reorganization and a related disclosure statement for DH with the Bankruptcy Court, which was subsequently amended and filed with the Bankruptcy Court on each of January 19, 2012, March 6, 2012 and June 8, 2012, as the proposed amended plan, the proposed second amended plan and the proposed third amended plan of reorganization for DH. On June 18, 2012, the Plan Proponents filed a proposed modified third amended plan of reorganization (the "Third Amended Plan") and related disclosure statement (the “Third Amended Disclosure Statement”) for DH with the Bankruptcy Court. Like earlier versions, the Third Amended Plan addressed claims against and interests in DH only and did not address claims against and interests in the other DH Debtor Entities. On July 3, 2012, in the DH Chapter 11 Cases, the Bankruptcy Court entered an order (i) approving (a) the Third Amended Disclosure Statement, and (b) solicitation and voting procedures and (ii) scheduling the plan confirmation process (the “DH Disclosure Statement Order”), which authorized DH and Dynegy, in the event Dynegy later commenced a Chapter 11 case in the Bankruptcy Court, among other things, to modify the Third Amended Plan and Third Amended Disclosure Statement as necessary to constitute a plan of reorganization and disclosure statement for both DH and Dynegy, as debtors.

On July 6, 2012, upon the commencement of the Dynegy Chapter 11 Case, Dynegy submitted a first day motion to the Bankruptcy Court seeking to have certain relief entered in the DH Chapter 11 Cases made applicable to the Dynegy Chapter 11 Case, including the DH Disclosure Statement Order. On July 10, 2012, the Bankruptcy Court entered an order in the Dynegy Chapter 11 Case (i) approving (a) the Third Amended Disclosure Statement, and (b) solicitation and voting procedures and (ii) scheduling the plan confirmation process in the Dynegy Chapter 11 Case (the “Dynegy Disclosure Statement Order,” and together with the DH Disclosure Statement Order, the “Disclosure Statement Orders”), which, among other things, authorized DH and Dynegy to modify the Third Amended Plan and Third Amended Disclosure Statement as necessary to constitute a plan of reorganization and disclosure statement for both DH and Dynegy, as debtors.
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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

in the DH Chapter 11 Cases (the “Creditors' Committee”) and include, among other things:

•
on or prior to the effective date of the Plan (such date, the "Effective Date"), Dynegy and DH will be merged (the entity surviving such merger being the "Surviving Entity") and, by virtue of the Merger, all our equity interests issued and outstanding immediately prior to the effective time of the Merger will be canceled;

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

On August 27, 2012, the results of the vote on the Plan were filed with the Bankruptcy Court, with creditors holding over $3.5 billion of claims, or more than 99% of the value of the claims that voted, approving the Plan (this reflects approximately 87% of the number of creditors who voted). Further, Dynegy announced that the Consenting Senior Noteholders, the Lease Trustee and the Creditors' Committee selected the initial directors to be appointed to Dynegy's Board. At a hearing on September 5, 2012, the Bankruptcy Court found that DH and Dynegy had met all Plan confirmation requirements under the Bankruptcy Code. Accordingly, on September 10, 2012, the Bankruptcy Court entered its order confirming the Plan (the "Confirmation Order"). The occurrence of the Effective Date of the Plan and the emergence of the Surviving Entity from bankruptcy remain subject to certain conditions precedent set forth in Section 11.2 of the Plan, including, among other things, that no “Non-Conforming Plan Assertion” (as defined in the Amended Plan Support Agreement) has been made, or the Bankruptcy Court has ruled on such Non-Conforming Plan Assertion and determined that the Plan is a “Conforming Plan” (as defined in the Amended Plan Support Agreement). As mentioned above, the Plan addressed claims against and interests in Dynegy and DH only and did not address claims against and interests in the other DH Debtor Entities. The remaining DH Debtor Entities, with the cooperation of the PSEG Entities, will use commercially reasonable efforts to sell the Facilities with the proceeds of any sale to pay transaction expenses and to be distributed as set forth in the Settlement Agreement and Amended Plan Support Agreement.

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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

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

•	Our approximately $26 million cash collateralized letter of credit facility, which is collateralized by $27 million in restricted cash; and

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

Upon the commencement of the DH Chapter 11 Cases, our senior notes and debentures, including the Subordinated Capital Income Securities were reclassified as Liabilities subject to compromise on our unaudited condensed consolidated balance sheet. Please read Note 8—Liabilities Subject to Compromise for further discussion.

Note 4—Condensed Combined Financial Statements of the Debtor Entities

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

Condensed combined financial statements of the Debtor Entities are set forth below (in millions):
Condensed Combined Balance Sheet

	March 31, 2012	December 31, 2011
Cash	$21	$33
Restricted cash and investments (including $27 million current)	27	27
Accounts receivable	8	8
Inventory	34	34
Investment in consolidated subsidiaries	5,556	5,568
Risk management, affiliate	15	—
Accrued interest from affiliate	32	8
Undertaking receivable from affiliate	418	1,250
Deferred income taxes	49	44
Other	14	14
Total assets	$6,174	$6,986

Current liabilities and accrued liabilities	$31	$10
Risk management, affiliate	14	—
Liabilities subject to compromise	4,241	4,012
Intercompany payable	1,589	1,587
Long-term debt to affiliates	1,262	1,262
Deferred income taxes	50	50
Other	32	33
Total liabilities	$7,219	$6,954

Total member's equity	$(1,045)	$32

Total liabilities and member's equity	$6,174	$6,986
See Note 8—Liabilities Subject to Compromise for additional discussion of liabilities subject to compromise.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

Condensed Combined Statement of Operations
For the Three Months Ended March 31, 2012

Revenues	$7
Cost of sales	(6)
Operating expenses	(15)
General and administrative expenses	(2)
Operating loss	(16)
Bankruptcy reorganization charges	(247)
Equity losses	(17)
Interest expense, affiliate	—
Other income and expense, net	(808)
Income tax expense	6
Net loss	$(1,082)

Condensed Combined Statement of Cash Flows
For the Three Months Ended March 31, 2012

Net cash provided by (used in):
Operating activities	$(12)
Investing activities	—
Financing activities	—
Net increase in cash and cash equivalents	(12)
Cash and cash equivalents, beginning of period	33
Cash and cash equivalents, end of period	$21
Basis of Presentation.    The condensed combined financial statements only include the financial statements of the Debtor Entities. Transactions and balances of receivables and payables among the Debtor Entities are eliminated in consolidation. However, the condensed combined balance sheet includes receivables from related parties and payables to related parties that are not Debtor Entities. Actual settlement of these related party receivables and payables is, by historical practice, made on a net basis.
Interest Expense.    The Debtor Entities have discontinued recording interest on unsecured or undersecured liabilities subject to compromise ("LSTC"). Contractual interest on LSTC not reflected in the condensed combined financial statements was approximately $71 million; representing interest expense for the three month period ended March 31, 2012.
Bankruptcy Reorganization Charges.    Bankruptcy reorganization charges represent the direct and incremental costs of bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated. Bankruptcy reorganization charges, as shown in the condensed combined statement of operations above, consists of expenses or income incurred or earned as a direct and incremental result of the bankruptcy filings.
The table below lists the significant items within this category for the three months ended March 31, 2012 (in millions).

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

Adjustments of estimated allowable claims:
DNE Leases (1)	$395
Subordinated debt (1)	(161)
Write-off of note payable, affiliate (2)	(10)
Other	4
Total adjustments of estimated allowable claims	228
Professional fees (3)	19
Total Bankruptcy reorganization charges	$247
_______________________________________________________________

(1)
The estimated allowable claim related to the Facilities and the Subordinated Capital Income Securities were adjusted based on the terms of the Settlement Agreement. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.

(2)	It was determined that no claim related to a Note payable, affiliate would be made. Therefore, the estimated amount was reduced to zero.

(3)	Professional fees relate primarily to the fees of attorneys and consultants working directly on the Chapter 11 Cases.

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

Many of our contractual arrangements are derivative instruments and are accounted for at fair value as part of Revenues in our unaudited condensed consolidated statements of operations.  We also manage commodity price risk by entering into capacity forward sales arrangements, tolling arrangements, RMR contracts, fixed price coal purchases and other arrangements that do not receive fair value accounting treatment because these arrangements do not meet the definition of a derivative or are designated as “normal purchase normal sales.”  As a result, the gains and losses with respect to these arrangements are not reflected in the unaudited condensed consolidated statements of operations until the delivery occurs.

Quantitative Disclosures Related to Financial Instruments and Derivatives

The following disclosures and tables present information concerning the impact of derivative instruments on our unaudited condensed consolidated balance sheets and statements of operations.  In the table below, commodity contracts primarily consist of derivative contracts related to our power generation business that we have not designated as accounting hedges that are entered into for purposes of economically hedging future fuel requirements and sales commitments and securing commodity prices.  We elect not to designate any of our commodity instruments as accounting hedges. As of March 31, 2012, our commodity derivatives are comprised of both purchases and sales of commodities. As of March 31, 2012, we had net purchases and sales of commodity derivative contracts outstanding and notional interest swaps outstanding in the following quantities:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

Contract Type	Hedge Designation	Quantity	Unit of Measure	Net Fair Value
		(in millions)		(in millions)
Commodity contracts:
Electric energy (1)	Not designated	(19)	MWh	$131
Electric energy, affiliates	Not designated	—	MWh	$(6)
Natural gas (1)	Not designated	109	MMBtu	$(248)
Heat rate derivatives	Not designated	(1)/12	MWh/MMBtu	$(11)
Crude oil	Not designated	—	BBL	$1
Interest rate contracts:
Interest rate swaps	Not designated	788	Dollars	$(10)
Interest rate caps	Not designated	900	Dollars	$1
_______________________________________________________________
(1)   Mainly comprised of swaps, options and physical forwards.

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

In addition to the transactions we execute through the futures clearing managers, we also execute transactions through multiple bilateral counterparties.  Our transactions with these counterparties are collateralized using only cash collateral.  As of March 31, 2012, we had $121 million posted with these counterparties, which is included in Prepayments and other current assets on our unaudited condensed consolidated balance sheets.

The following table presents the fair value and balance sheet classification of derivatives in the unaudited condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 segregated by type of contract segregated by assets and liabilities.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

Contract Type	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in millions)

Derivative Assets:
Commodity contracts	Assets from risk management activities	$2,765	$2,639
Commodity contracts, affiliates	Assets from risk management activities, affiliates	3	2
Interest rate contracts	Assets from risk management activities	1	2
Derivative Liabilities:
Commodity contracts	Liabilities from risk management activities	(2,892)	(2,810)
Commodity contracts, affiliates	Liabilities from risk management activities, affiliates	(9)	(7)
Interest rate contracts	Liabilities from risk management activities	(10)	(8)
Total derivatives, net		$(142)	$(182)

Impact of Derivatives on the Consolidated Statements of Operations
The following discussion and table presents the location and amount of gains and losses on derivative instruments in our consolidated statements of operations segregated between designated, qualifying hedging instruments and those that are not, by type of contract. We had no derivatives that were designated in qualifying hedging relationships during the three months ended March 31, 2012.
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

For the three-month periods ended March 31, 2012 and 2011, our revenues included approximately $43 million and $2 million of unrealized mark-to-market gains, respectively, related to this activity.

The impact of derivative financial instruments, including realized and unrealized gains and losses, that have not been designated as hedges on our unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 is presented below.  Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments.  Therefore, this presentation is not indicative of the economic gross margin we expect to realize when the underlying physical transactions settle.

Derivatives Not Designated as	Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended March 31,
Hedging Instruments	Derivatives	2012	2011
		(in millions)
Commodity contracts	Revenues	$8	$19
Commodity contracts, affiliates	Revenues	(6)	—
Interest rate contracts	Interest expense	3	—

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

Note 6—Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities, including transactions with affiliates, that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$364	$27	$391
Electricity derivatives, affiliates	—	2	1	3
Natural gas derivatives	—	2,359	—	2,359
Other derivatives	—	15	—	15
Total assets from commodity risk management activities	$—	$2,740	$28	$2,768
Assets from interest rate contracts	—	—	1	1
Total	$—	$2,740	$29	$2,769
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(259)	$(1)	$(260)
Electricity derivatives, affiliates	—	(4)	(5)	(9)
Natural gas derivatives	—	(2,607)	—	(2,607)
Heat rate derivatives	—	—	(11)	(11)
Other derivatives	—	(14)	—	(14)
Total liabilities from commodity risk management activities	$—	$(2,884)	$(17)	$(2,901)
Liabilities from interest rate contracts	—	—	(10)	(10)
Total	$—	$(2,884)	$(27)	$(2,911)

_______________________________________________________________

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$211	$26	$237
Electricity derivatives, affiliates	—	1	1	2
Natural gas derivatives	—	2,387	—	2,387
Other derivatives	—	15	—	15
Total assets from commodity risk management activities	$—	$2,614	$27	$2,641
Assets from interest rate contracts	—	—	2	2
Total	$—	$2,614	$29	$2,643
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(169)	$(2)	$(171)
Electricity derivatives, affiliates	—	(2)	(5)	(7)
Natural gas derivatives	—	(2,607)	—	(2,607)
Heat rate derivatives	—	—	(17)	(17)
Other derivatives	—	(15)	$—	(15)
Total liabilities from commodity risk management activities	$—	$(2,793)	$(24)	$(2,817)
Liabilities from interest rate contracts	—	—	(8)	(8)
Total	$—	$(2,793)	$(32)	$(2,825)

Level 3 valuation methods:
The electricity contracts classified within level 3 are primarily financial swaps executed in illiquid trading locations and capacity contracts.  The curves used to generate the fair value of the financial swaps are based on basis adjustments applied to forward curves for liquid trading points, while the curves for the capacity deals are based upon auction results in the marketplace, which are infrequently executed.  Additionally, FTRs are classified within the electricity contracts, which are also an illiquid product.  The forward market price of FTRs is derived using historical congestion patterns within the marketplace.  Heat rate option valuations are derived using a Black-Sholes spread model, which uses forward natural gas and power prices, market implied volatilities and modeled power/natural gas correlation values. The interest rate contracts classified within Level 3 include an implied credit fee that impacted the day one value of the instruments.  We revalue the credit fee each quarter in conjunction with revaluing the actual interest rate derivative.  The interest rate derivatives are revalued using the forward LIBOR curve each period and the credit fee is revalued by determining the change in credit factors, such as credit default swaps, period over period.

Sensitivity to Changes in Significant unobservable inputs for level 3 valuations:
The significant unobservable inputs used in the fair value measure of our commodity instruments categorized within Level 3 of the fair value hierarchy are estimates of future price correlation, future market volatility, estimates of forward congestion power price spreads, assumptions of illiquid power location pricing basis to liquid locations, and estimates of counterparty credit risk and our own non-performance risk. These assumptions are generally independent of each other. Volatility curves and power prices spreads are generally based on observable markets where available, or derived from historical prices and forward market prices from similar observable markets when not available. Increases in the price or volatility of the spread on a long/short position in isolation would result in a higher/lower fair value measurement. A change in the assumption used for the probability of default is accompanied by a directionally similar change in the adjustment to reflect the estimated default risk of counterparties on their contractual obligations, or the estimated risk of default on our own contractual obligations to

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

counterparties.  Any change in the value of the unobservable inputs used for level 3 valuations could have a significant impact on the calculated fair value.

We primarily apply the market approach for recurring fair value measurements.  Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  For example, assets and liabilities from risk management activities may include exchange-traded derivative contracts and OTC derivative contracts.  Some exchange-traded derivatives are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these exchange-traded derivatives are classified within Level 2.  OTC derivative trading instruments include swaps, forwards, options and complex structures that are valued at fair value.  In certain instances, these instruments may utilize models to measure fair value.  Generally, we use a similar model to value similar instruments.  Valuation models utilize various inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs.  Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  Certain OTC derivatives trade in less active markets with a lower availability of pricing information.  In addition, complex or structured transactions, such as heat-rate call options, can introduce the need for internally-developed model inputs that might not be observable in or corroborated by the market.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.  We have consistently used this valuation technique for all periods presented.  Please read Note 2—Summary of Significant Accounting Policies—Fair Value Measurements in our Form 10-K for further discussion.

The finance organization monitors commodity risk through the CRCG.  The EMT monitors interest rate risk.  The EMT has delegated the responsibility for managing interest rate risk to the CFO.  The CRCG is independent of our commercial operations and has direct access to the Audit and Compliance Committee of our parent. The Finance and Risk Management Committee, chaired by the CFO, meets periodically and is responsible for reviewing our overall day-to-day energy commodity risk exposure as measured against the limits established in our Commodity Risk Policy.

Each quarter, as part of its internal control processes, representatives from the CRCG review the methodology and assumptions behind the pricing of the forward curves.  As part of this review, liquidity periods are established based on third party market information, the basis relationship between direct and derived curves is evaluated, and changes are made to the forward power model assumptions.

The CRCG reviews changes in value on a daily basis through the use of various reports.  The pricing for power, natural gas and fuel oil curves is automatically entered into our commercial system nightly based on data received from our market data provider.  The CRCG reviews the data provided by the market data provider by utilizing third party broker quotes for comparison purposes.  In addition, our traders are required to review various reports to ensure accuracy on a daily basis.

The following tables set forth a reconciliation of changes in the fair value of financial instruments classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31, 2012
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Interest Rate Swaps	Total
	(in millions)
Balance at December 31, 2011	$20	—	$(17)	$(6)	$(3)
Total gains (losses) included in earnings, net of affiliates	2	—	2	(3)	1
Settlements, net of affiliates	—	—	4	—	4
Balance at March 31, 2012	$22	$—	$(11)	$(9)	$2
Unrealized losses relating to instruments (net of affiliates) held as of March 31, 2012	$(1)	$—	$—	$(3)	$(4)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

	Three Months Ended March 31, 2011
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Interest Rate Swaps	Total
	(in millions)
Balance at December 31, 2010	$49	$5	$(31)	—	$23
Total gains included in earnings, net of affiliates	4	—	1	—	5
Sales and Settlements:
Sales	—	—	—	—	—
Settlements	(5)	—	4	—	(1)
Balance at March 31, 2011	$48	$5	$(26)	—	$27
Unrealized gains relating to instruments (net of affiliates) held as of March 31, 2011	$7	$1	$2	$—	$10

Gains and losses (realized and unrealized) for Level 3 recurring items are included in Revenues, Interest expense and Bankruptcy reorganization charges on the unaudited condensed consolidated statements of operations for commodity derivatives and interest rate swaps, respectively.  We believe an analysis of commodity instruments classified as Level 3 should be undertaken with the understanding that these items generally serve as economic hedges of our power generation portfolio.  We did not have any transfers between Level 1, Level 2 and Level 3 for the three months ended March 31, 2012 and 2011.

Fair Value of Financial Instruments.  We have determined the estimated fair value amounts using available market information and selected valuation methodologies.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying values of current financial assets and liabilities such as cash, accounts receivable, short-term investments and accounts payable which are not presented in the table below, approximate fair values due to the short-term maturities of these instruments.  The $840 million and $846 million Accounts receivable, affiliate balances with Dynegy classified within member's equity, as of March 31, 2012 and December 31, 2011, respectively, do not have a fair value as there are no defined payment terms, they are not evidenced by any promissory note and there has never been an intent for payment to occur. The Accounts receivable, affiliate balance was settled on June 5, 2012. Please read Note 13—Related Party Transactions—Accounts receivable, affiliate and Note 15—Subsequent Events for further discussion.  Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes for the periods ending March 31, 2012 and December 31, 2011, respectively.

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Undertaking receivable, affiliate (1)	$418	$418	$1,250	$728
Interest rate derivatives not designated as accounting hedges (2)	(9)	(9)	(6)	(6)
Commodity-based derivative contracts not designated as accounting hedges (2)	(133)	(133)	(176)	(176)
DPC Credit Agreement due 2016 (3)	(1,075)	(1,144)	(1,076)	(1,118)
_______________________________________________________________

(1)
As of March 31, 2012, the fair value of the Undertaking receivable from Dynegy was impaired as result of entering into the Settlement Agreement. As a result, we recorded a charge of approximately $832 million on our consolidated statement of operations for the three months ended March 31, 2012. Our March 31, 2012 estimate of the fair value of the Undertaking receivable from Dynegy was determined based on the fair value of the underlying assets supporting the Undertaking, considering the contractual rights to those cash flows. The fair value was corroborated by the fair

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

value of the assets received in the Settlement Agreement. Please read Note 15—Subsequent Events for further discussion. The fair value of the Undertaking receivable from Dynegy is classified within Level 3 of the fair value hierarchy.  Our December 31, 2011 estimate of the fair value of the Undertaking receivable from Dynegy represents the $750 million fair value of the Undertaking as of November 7, 2011, less the $22 million payment in December 2011. Please read Note 13—Related Party Transactions—Undertaking Agreement for further discussion.

(2)	Included in both current and non-current assets and liabilities on the unaudited condensed consolidated balance sheets.

(3)
Carrying amount includes unamortized discounts of $20 million and $21 million at March 31, 2012 and December 31, 2011, respectively.  The fair value of the DPC Credit Agreement is classified within Level 2 of the fair value hierarchy.

Note 7—Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax, is included in members' equity on our unaudited condensed consolidated balance sheets as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Cash flow hedging activities, net	$—	$1
Accumulated other comprehensive income (loss), net of tax	$—	$1

Note 8—Liabilities Subject to Compromise
A summary of our LSTC as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	(in millions)
DNE lease termination claim (1)	$695	$300
Senior Notes:
8.75 percent due 2012	88	88
7.5 percent due 2015	785	785
8.375 percent due 2016	1,047	1,047
7.125 percent due 2018	175	175
7.75 percent due 2019	1,100	1,100
7.625 percent due 2026	175	175
Subordinated Debentures payable to affiliates, 8.316 percent, due 2027 (2)	55	200
Interest accrued on Senior Notes and Subordinated Debentures as of November 7, 2011 (2)	116	132
Note payable, affiliate (3)	—	10
Other	5	—
Total Liabilities subject to compromise	$4,241	$4,012
_______________________________________________________________

(1)
The estimated amount of the allowed claim related to the DNE Leases was increased to approximately $695 million during 2012 as a result of entering into the Settlement Agreement. Please read Note 15—Subsequent Events for further discussion.

(2)	The estimated amount of the allowed claim related to the Subordinated Debentures payable to affiliate, including

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

accrued interest, was reduced to $55 million during the first quarter 2012 as a result of entering into the Settlement Agreement. Please read Note 15—Subsequent Events for further discussion.

(3)	During the first quarter 2012, it was determined that no claim related to the Note payable, affiliate would be made. Therefore, the estimated amount of the allowed claim was reduced to zero.

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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

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
On April 2, 2012, a putative class action lawsuit on behalf of bondholders was filed in the Southern District of New York captioned Shirlee Schwartz v. Dynegy, et al, however, plaintiffs voluntarily dismissed the case shortly after filing.
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

 Other Commitments and Contingencies

In conducting our operations, we have routinely entered into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in our businesses.  These commitments have been typically associated with commodity supply arrangements, capital projects, reservation charges associated with firm transmission, transportation, storage and leases for office space, equipment, plant sites, power generation assets and LPG vessel charters.  The following describes the more significant commitments outstanding at March 31, 2012.
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

Roseton SPDES Permit - In April 2005, the NYSDEC issued a Draft SPDES Permit renewal for the Roseton plant.  The permit is opposed by environmental groups challenging the BTA determination.  In October 2006, various holdings in the

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

administrative law judge's ruling admitting the environmental group petitioners to party status and setting forth the issues to be adjudicated in the permit renewal hearing were appealed to the Commissioner of NYSDEC by the petitioners, NYSDEC staff and us.  The permit renewal hearing will be scheduled after the Commissioner rules on those appeals.  We believe that the petitioners' claims lack merit and we have opposed those claims vigorously. In connection with the DH Chapter 11 Cases, the DH Debtor Entities rejected these long-term leases at the Roseton and Danskammer facilities. The applicable DH Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements. Please see Note 3—Chapter 11 Cases for further information.

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

Guarantees and Indemnifications

In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications and guarantees.  Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales agreements and procurement and construction contracts.  Some agreements contain indemnities that cover the other party’s negligence or limit the other party’s liability with respect to third party claims, in which event we will effectively be indemnifying the other party.  Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and warranties are false.  While there is always the possibility of a loss related to such representations, warranties, indemnifications and guarantees in our contractual agreements, and such loss could be significant, in most cases management considers the probability of loss to be remote.  Related to the indemnifications discussed below, we have approximately $1 million accrued as of March 31, 2012.

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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

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

Black Mountain Guarantee.  Through one of our subsidiaries, we hold a 50 percent ownership interest in Black Mountain (Nevada Cogeneration) (“Black Mountain”), in which our partner is a Chevron subsidiary.  Black Mountain owns the Black Mountain power generation facility and has a power purchase agreement with a third party that extends through April 2023.  In connection with the power purchase agreement, pursuant to which Black Mountain receives payments which decrease in amount over time, we agreed to guarantee 50 percent of certain payments that may be due to the power purchaser under a mechanism designed to protect it from early termination of the agreement.  At March 31, 2012, if an event of default due to early termination had occurred under the terms of the mortgage on the facility entered into in connection with the power purchase agreement, we could have been required to pay the power purchaser approximately $53 million under the guarantee.

Other Indemnities.  We entered into indemnifications regarding environmental, tax, employee and other representations when completing asset sales such as, but not limited to, the Rolling Hills, Calcasieu, CoGen Lyondell and Heard County power generating facilities.  As of March 31, 2012, no claims have been made against these indemnities.  There is no limitation on our liability under certain of these indemnities.  However, management is unaware of any existing claims.

Note 10—Restricted Cash

The following table depicts our restricted cash:

	March 31, 2012	December 31, 2011
	(in millions)
DPC LC facilities (1)	$297	$455
DH LC facility (1)	27	27
DPC Collateral Posting Account (2)	142	132
Total restricted cash	$466	$614

_______________________________________________________________

(1)
Includes cash posted to support the letter of credit reimbursement and collateral agreements. Please read Note 20—Debt—DPC Credit Agreement—Letter of Credit Facilities in our Form 10-K for further discussion.

(2)	Amounts are restricted and may be used for future collateral posting requirements or released per the terms of the applicable DPC Credit Agreement.

Note 11—Income Taxes

Effective Tax Rate.  We compute our quarterly taxes under the effective tax rate method based on applying an anticipated

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

annual effective rate to our year-to-date income or loss, except for significant unusual or extraordinary transactions.  Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.

	Three Months Ended March 31,
	2012	2011
	(in millions, except rates)
Income tax benefit	$6	$58

Effective tax rate	1%	42%

For the three month period ended March 31, 2012, the difference between the effective rate of 1 percent and the statutory rate of 35 percent resulted primarily from a valuation allowance to eliminate our net deferred tax assets partially offset by the impact of state taxes.  As of March 31, 2012, we do not believe we will produce sufficient future taxable income, nor are there tax strategies available, to realize our net deferred tax assets not otherwise realized by reversing temporary differences.

For the period ended March 31, 2011, the difference between the effective rate of 42 percent and the statutory rate of 35 percent resulted primarily from the impact of state taxes including a benefit of $6 million related to an increase in state NOLs due to the acceptance of amended returns, which we filed as a result of a change in a tax position, partially offset by an expense of $2 million related to an increase in the Illinois statutory rate.

Note 12—Inventory

A summary of our inventories is as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Materials and supplies	$39	$40
Coal	17	16
Fuel oil	9	8
Emissions allowances	1	1
Total	$66	$65

Note 13—Related Party Transactions

The following tables summarize the Accounts receivable, affiliates, and Accounts payable, affiliates, on our consolidated balance sheets as of March 31, 2012 and December 31, 2011 and cash received during the three months ended March 31, 2012 related to various agreements with Dynegy, as discussed below:

	March 31, 2012		Three Months Ended March 31, 2012
	Accounts receivable, affiliates	Accounts payable, affiliates	Cash received (paid)
	(in millions)
Service Agreements	$4	$2	$11
EMA Agreements	20	28	1
Total	$24	$30	$12

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

	December 31, 2011
	Accounts Receivable, Affiliates	Accounts Payable, Affiliates
	(in millions)
Service Agreements	$4	$6
EMA Agreements	22	41
Total	$26	$47

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

Energy Management Agreements.    Certain of our subsidiaries have entered into an Energy Management Agency Services Agreement (an "EMA") with DMG. Pursuant to the EMA, our subsidiaries will provide power management services to DMG, consisting of marketing power and capacity, capturing pricing arbitrage, scheduling dispatch of power, communicating with the applicable ISOs or RTOs, purchasing replacement power, and reconciling and settling ISO or RTO invoices. In addition, certain of our subsidiaries will provide fuel management services, consisting of procuring the requisite quantities of fuel and emissions credits, assisting with transportation, scheduling delivery of fuel, assisting DMG with development and implementation of fuel procurement strategies, marketing and selling excess fuel and assisting with the evaluation of present and long-term fuel purchase and transportation options. Our subsidiaries will also assist DMG with risk management by entering into one or more risk management transactions, the purpose of which is to set the price or value any commodity or to mitigate or offset any change in the price or value of any commodity. Our subsidiaries may from time to time provide other services as the parties may agree. Our consolidated statement of operations includes $129 million of power purchased from affiliates, which is reflected in Revenues, and $55 million of coal sold to affiliates, which is reflected in Costs of sales for the three months ended March 31, 2012.  This affiliate activity is presented net of third party activity within revenue and cost of sales. In addition, as of March 31, 2012, we have approximately $7 million of broker collateral payable to Dynegy included in Accrued liabilities and other current liabilities on our consolidated balance sheet.  As a result of the DMG Acquisition, transactions executed under the Energy Management Agreement would no longer be considered related party transactions subsequent to June 5, 2012. Please read Note 15—Subsequent Events for further discussion.
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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

Cash Management.    The Prepetition Restructurings created new companies, some of which are "bankruptcy remote." These bankruptcy remote entities have an independent manager whose consent is required for certain corporate actions and such entities are required to present themselves to the public as separate entities. They maintain separate books, records and bank accounts and separately appoint officers. Furthermore, they pay liabilities from their own funds, they conduct business in their own names (other than any business relating to the trading activities of us and our subsidiaries), they observe a higher level of formalities, and they have restrictions on pledging their assets for the benefit of certain other persons. In addition, as part of the prepetition Restructurings, some companies within our portfolio were reorganized into "ring-fenced" groups. The upper-level companies in such ring-fenced groups are bankruptcy-remote entities governed by limited liability company operating agreements which, in addition to the bankruptcy remoteness provisions described above, contain certain additional restrictions prohibiting any material transactions with affiliates other than the direct and indirect subsidiaries within the ring-fenced group without independent manager approval.
Pursuant to our Cash Management Agreement, our ring-fenced entities maintain cash accounts separate from those of our non-ring-fenced entities. Cash collected by a ring-fenced entity is not swept into accounts held in the name of any non-ring-fenced entity and cash collected by a non-ring-fenced entity is not swept into accounts held in the name of any ring-fenced entity.The cash in deposit accounts owned by a ring-fenced entity is not used to pay the debts and/or operating expenses of any non-ring-fenced entity, and the cash in deposit accounts owned by a non-ring-fenced entity is not used to pay the debts and/or operating expenses of any ring-fenced entity. There were no material payments during the three months ended March 31, 2012 related to the Cash Management Agreement.

DMG Transfer and Undertaking Agreement. During the three months ended March 31, 2012, we recognized $24 million in interest income related to the Undertaking Agreement which is included in Other income and expense, net, in our consolidated statement of operations.  In addition, we did not receive any payments from Dynegy during the three months ended March 31, 2012 related to the Undertaking Agreement.  We had approximately $32 million and $8 million as of March 31, 2012 and December 31, 2011, respectively, in interest receivable related to the undertaking, which is reflected in Interest receivable, affiliates on our consolidated balance sheet.

On June 5, 2012, the effective date of the Settlement Agreement, we reacquired Coal Holdco. At such time the Undertaking Agreement was terminated with no further obligations thereunder. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement, Note 6—Fair Value Measurements and Note 15—Subsequent Events for further discussion.
Note payable, affiliate.    On August 5, 2011, Coal Holdco made a loan to us of $10 million with a maturity of 3 years and an interest rate of 9.25 percent per annum.
The Note payable, affiliate was written off during the first quarter 2012 as it was determined that no claim would be filed related to the note.
Accounts receivable, affiliate.  We have historically recorded intercompany transactions in the ordinary course of business, including the reallocation of deferred taxes between legal entities in accordance with applicable IRS regulations. As a result of such transactions, we have recorded and adjusted over time an affiliate receivable balance in the aggregate amount of $840 million and $846 million at March 31, 2012 and December 31, 2011, respectively.  This receivable is classified within equity as there are no defined payment terms, it is not evidenced by any promissory note, and there was never an intent for payment to occur.

The Accounts receivable, affiliate was settled on June 5, 2012 upon the effective date of the Settlement Agreement. Please read Note 15—Subsequent Events for further discussion.

Employee benefits.    Our employees participate in the pension plans of our parent, Dynegy.

Note 14—Segment Information

As reflected in this report, we have changed our reportable segments.  Prior to this report, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Beginning with the third quarter 2011, as a result of the Reorganization, our reportable segments are: (i) the Coal segment ("Coal"); (ii) the Gas segment (“Gas”) and (iii) the Dynegy

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

Northeast segment (“DNE”).  Accordingly, we have recast the corresponding items of segment information for all prior periods.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization.  General and administrative expenses are allocated to each reportable segment.

Additionally, on September 1, 2011, we completed the DMG Transfer; therefore, the results of the Coal segment (including DMG) are not included in our consolidated results for the three months ended March 31, 2012.

Reportable segment information, including inter-company transactions accounted for at prevailing market rates, for the three months ended March 31, 2012 and 2011 is presented below:

Segment Data as of and for the Three Months Ended March 31, 2012
(in millions)
	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$268	$7	$—	$275
Total revenues	$268	$7	$—	$275

Depreciation and amortization	$(20)	$—	$(2)	$(22)
General and administrative expense	(15)	(1)	(4)	(20)
Operating income (loss)	$19	$(15)	$(6)	$(2)
Impairment of Undertaking receivable, affiliate	—	—	(832)	(832)
Other items, net	—	—	24	24
Bankruptcy reorganization charges				(247)
Interest expense				(31)
Loss from continuing operations before income taxes				(1,088)
Income tax benefit				6
Net loss				$(1,082)

Identifiable assets (domestic)	$6,808	$59	$654	$7,521
Capital expenditures	$(8)	$—	$(1)	$(9)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

Segment Data as of and for the Three Months Ended March 31, 2011
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$200	$267	$38	$—	$505
Total revenues	$200	$267	$38	$—	$505

Depreciation and amortization	$(90)	$(34)	$—	$(2)	$(126)
General and administrative expense	(11)	(13)	(4)	(13)	(41)
Operating income (loss)	$(32)	$13	$(15)	$(16)	$(50)
Other items, net	—	—	—	1	1
Interest expense					(89)
Loss from continuing operations before income taxes					(138)
Income tax benefit					58
Net loss					$(80)

Identifiable assets (domestic)	$3,766	$4,145	$406	$1,438	$9,755
Capital expenditures	$(42)	$(24)	$—	$—	$(66)

Note 15—Subsequent Events

As described in Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement, on June 5, 2012, the effectiveness of the Settlement Agreement resulted in (i) the DMG Acquisition, (ii) the termination of the Undertaking Agreement with Dynegy; (iii) the extinguishment of the Accounts receivable, affiliate; and (iv) the granting of the Administrative Claim to Dynegy. The consideration for the DMG Acquisition consisted of the fair value of the Undertaking Agreement of approximately $402 million plus the fair value of the Administrative Claim of approximately $64 million. The purchase price was preliminarily allocated as follows:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended March 31, 2012 and 2011

(in millions)
Cash	$256
Restricted cash (including $75 million current)	117
Accounts receivable	3
Inventory	69
Assets from risk management activities (including $84 million current)	85
Prepaids and other current assets	46
Property, plant and equipment	514
Intangible assets (including $162 million current)	257
Total assets acquired	1,347
Current liabilities and accrued liabilities	(60)
Liabilities from risk management activities (including $66 million current)	(76)
Long-term debt (including $9 million current)	(610)
Asset retirement obligations	(53)
Unfavorable coal contract (including $15 million current)	(38)
Pension liabilities	(44)
Total liabilities assumed	(881)
Net assets acquired	$466

Impact on Undertaking Agreement and Accounts receivable, affiliate. When considering the impact of the Settlement Agreement and the related DMG Acquisition on June 5, 2012, the Undertaking receivable was impaired to approximately $418 million as of March 31, 2012, resulting in a charge of approximately $832 million. The carrying value of the Undertaking was adjusted to the value received in the DMG Acquisition plus interest payments received subsequent to March 31, 2012. The extinguishment of the Accounts receivable, affiliate was accounted for as a distribution and, accordingly, had no impact on our consolidated statement of operations.

DNE Lease Claims. The Settlement Agreement also set the amounts of the allowed claims related to the rejection of the leases for the Roseton and Danskammer power generation facilities. The Settlement Agreement provides that the Lease Trustee will be granted (i) a senior unsecured claim of approximately $540 million against DH on account of all claims arising from or related to DH's guaranty of the lease documents or otherwise related to the lease documents; (ii) an unsecured claim of approximately $455 million against Roseton on account of all claims arising under or related to the Roseton facility and the Roseton lease documents; (iii) an unsecured claim of approximate $85 million against Danskammer on account of all claims arising under or related to the Danskammer facility and the Danskammer lease documents; (iv) an administrative claim of approximately $42 million against Roseton on account of post-petition rent; and (v) and an administrative claim of approximately $3 million against Danskammer on account of post-petition rent (collectively the "Lessor Claims"). The Settlement Agreement caps the recovery on account of the Lessor Claims at approximately $571 million. As a result, we increased the estimated amount of the allowed claims against DH, Roseton, and Danskammer related to the rejection of the leases for the Roseton and Danskammer power generation facilities to approximately $695 million (inclusive of PSEG's $110 million allowed claim) during the three months ended March 31, 2012. This charge is reflected in Bankruptcy reorganization charges on our consolidated statement of operations.

Subordinated Capital Income Securities Claim. Additionally, pursuant to the Settlement Agreement, DH agreed to provide Wells Fargo, as trustee for the Subordinated Capital Income Securities, with an allowed general unsecured claim in the aggregate amount of $55 million (which claim is not subject to subordination) in full satisfaction of all Subordinated Capital Income Securities and related interest. Therefore, we reduced our previous estimate of the allowed claims related to the Subordinated Capital Income Securities and related interest by approximately $161 million during the three months ended March 31, 2012. The reduction in the estimated allowable claim is reflected in Bankruptcy reorganization charges on our consolidated statement of operations.

DYNEGY HOLDINGS, LLC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the Interim Periods Ended March 31, 2012 and 2011

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our 2011 Form 10-K.

We are a holding company and conduct substantially all of our business operations through our subsidiaries.  Our current business operations are focused on the power generation sector of the energy industry.  We report the results of our power generation business as three separate segments in our unaudited condensed consolidated financial statements.  Prior to the third quarter 2011, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Beginning with the third quarter 2011, our reportable segments are: (i) Coal; (ii) Gas and (iii) DNE.  Accordingly, we have recast the corresponding items of segment information for all prior periods.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization.  General and administrative expenses are allocated to each reportable segment. As further described below, we transferred the Coal segment to our parent, Dynegy, effective September 1, 2011. Therefore, the results of our Coal segment are not included in our consolidated results as of and for the three months ended March 31, 2012.

Chapter 11 Cases.   On November 7, 2011, the DH Debtor Entities filed the DH Chapter 11 Cases. On July 6, 2012, Dynegy commenced the Dynegy Chapter 11 Case. Only the DH Debtor Entities and our parent Dynegy sought relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder. The normal day-to-day operations of the natural gas-fired power generation facilities held by DPC have continued without interruption. The commencement of either of the Chapter 11 Cases did not constitute a default under the DPC Credit Agreements. Please see Note 3—Chapter 11 Cases for further discussion of the Chapter 11 Cases and the related Settlement Agreement and Plan Support Agreement.

Going Concern. Our accompanying unaudited condensed consolidated financial statements were prepared assuming that we would continue as a going concern, and therefore contemplate realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these unaudited condensed consolidated financial statements. However, continued low power prices over the past several years have had a significant adverse impact on our business and continue to negatively impact our projected future liquidity.

Our ability to continue as a going concern is dependent on many factors, including, among other things, the generation by DPC and DMG of sufficient positive operating results to enable DPC and DMG to make certain restricted distributions to their parents (as described in Note 20—Debt in our Form 10-K), the terms and conditions of an approved plan of reorganization that allows the DH Debtor Entities to emerge from bankruptcy, execution of any further restructuring strategies, and the successful execution of the company-wide cost reduction initiatives that are ongoing. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Plan is not successful.

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

Effective June 5, 2012, we completed the DMG Acquisition. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Note 15—Subsequent Events for further discussion.

Our primary sources of internal liquidity are cash flows from operations and cash on hand.  Cash on hand includes cash proceeds from the DPC Credit Agreement and the DMG Credit Agreement, which is limited in use and distribution as further described in footnote 1 to the liquidity table below.

Our primary sources of external liquidity are proceeds from capital market transactions to the extent we engage in such transactions.

Current Liquidity.  The following tables summarize our liquidity position at September 7, 2012 and March 31, 2012:

	September 7, 2012
	DPC	DMG (1)	Other (2)	Total
	(in millions)
LC capacity, inclusive of required reserves (3)	$252	$34	$27	$313
Less: Required reserves (3)	(8)	(1)	(1)	(10)
Less: Outstanding letters of credit	(236)	(29)	(26)	(291)
LC availability	8	4	—	12
Cash and cash equivalents	59	60	561	680
Collateral posting account (4)	238	69	—	307
Total available liquidity (5)	$305	$133	$561	$999

	March 31, 2012
	DPC	Other (2)	Total
	(in millions)
LC capacity, inclusive of required reserves (3)	$297	$27	$324
Less: Required reserves (3)	(8)	(1)	(9)
Less: Outstanding letters of credit	(283)	(26)	(309)
LC availability	6	—	6
Cash and cash equivalents	50	339	389
Collateral posting account (4)	142	—	142
Total available liquidity (5)	$198	$339	$537
_______________________________________________________________

(1)
On June 5, 2012, we completed the DMG Acquisition. Please read Note 15—Subsequent Events for further discussion. As such, liquidity position amounts for DMG as of September 7, 2012, but not as of March 31, 2012 or December 31, 2011 are presented.

(2)
Other cash consists of $305 million and $305 million at Dynegy Gas Holdco, LLC; $14 million and $13 million at Dynegy Administrative Services Company; $49 million and $20 million at the Company; and $20 million and $1 million at Dynegy Northeast Generation, Inc as of September 7, 2012 and March 31, 2012, respectively. Other cash also consists of $173 at Coal HoldCo as of September 7, 2012.

(3)
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

(4)
The collateral posting account included in the above liquidity tables is restricted per the New Credit Agreements and may be used for future collateral posting requirements or released per the terms of the applicable DPC Credit Agreement or DMG Credit Agreement.

(5)	Does not reflect our ability to use the first lien structure as described in “Collateral Postings” below.

DPC and DMG Restricted Payments.  The DPC Credit Agreement and the DMG Credit Agreement allow distributions by DPC and DMG to their parent of up to $135 million and $90 million per year, respectively, provided the borrower and its subsidiaries would possess at least $50 million of unrestricted cash and short-term investments as of the date of such proposed distribution.

Collateral Postings.  We use a significant portion of our capital resources in the form of cash and letters of credit to satisfy counterparty collateral demands.  These counterparty collateral demands reflect our non-investment grade credit ratings and counterparties’ views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors.  The following table summarizes our collateral postings to third parties by legal entity at September 7, 2012, March 31, 2012 and December 31, 2011:

	September 7, 2012	March 31, 2012	December 31, 2011
	(in millions)
Dynegy Midwest Generation, LLC (1):
Cash (2)	$20	$—	$—
Letters of credit	29	—	—
Total DMG	49	—	—
Dynegy Power, LLC:
Cash	$91	$142	$44
Letters of credit	235	283	386
Total DPC	326	425	430
Dynegy Holdings, LLC:
Cash and short term investments	$2	$—	$—
Letters of credit	26	26	26
Total DH	28	26	26
_______________________________________________________________

(1)
 On June 5, 2012, we completed the DMG Acquisition. Please read Note 15—Subsequent Events for further discussion. As such, liquidity position amounts for DMG as of September 7, 2012, but not as of March 31, 2012 or December 31, 2011 are presented.

(2)
Includes Broker margin account on our unaudited condensed consolidated balance sheets, as well as other collateral postings included in Prepayments and other current assets on our unaudited condensed consolidated balance sheets.

The change in letters of credit postings from December 31, 2011 to March 31, 2012 is primarily due to a decision to post cash as collateral from the Collateral Posting Accounts instead of letters of credit.  Collateral postings decreased from March 31, 2012 to September 7, 2012 primarily due to settlements and market conditions.

In addition to cash and letters of credit posted as collateral, we have granted additional permitted first priority liens on the assets already subject to first priority liens under our New Credit Agreements. The additional liens were granted as collateral under certain of our derivative agreements in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to the counterparties under such agreements.  The counterparties under such agreements would share the benefits of the collateral subject to such first priority liens ratably with the lenders under the New Credit Agreements.  The fair value of our derivatives collateralized by first priority liens, netted by counterparty, included liabilities of $117 million and $68 million at September 7, 2012 and March 31, 2012, respectively.

We expect counterparties’ future collateral demands to continue to reflect changes in commodity prices, including seasonal changes in weather-related demand, as well as their views of our creditworthiness.  Our ability to use forward economic hedging instruments could be limited due to the collateral requirements and the use of such instruments entails.

Operating Activities

Historical Operating Cash Flows.  Our cash flow used in operations totaled $145 million for the three months ended March 31, 2012. During the period, our power generation business used cash of $138 million from the operation of our power generation facilities primarily due to increased collateral postings to satisfy our counterparty collateral demands (which was partially offset by a return of restricted cash as discussed below), interest payments on the DPC Credit Agreement, general and administrative expenses and restructuring costs. Corporate and other operations included a use of approximately $7 million in cash primarily due to general and administrative expenses.

Cash flow provided by operations totaled $83 million for the three months ended March 31, 2011. During the period, our power generation business provided positive cash flow from operations of $167 million from the operation of our power generation facilities. Corporate and other operations included a use of approximately $84 million in cash primarily due to interest payments to service debt and general and administrative expenses.

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

Investing Activities

Capital Expenditures.  We had approximately $9 million and $66 million in capital expenditures during the three months ended March 31, 2012 and 2011, respectively.  Our capital spending by reportable segment was as follows:

	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)
Coal (1)	$—	$42
Gas	8	24
DNE	—	—
Other and eliminations	1	—
Total	$9	$66
_______________________________________________________________

(1)         On September 1, 2011, we completed the DMG Transfer. Therefore, no capital expenditures are included for the three month period ended March 31, 2012.

Other Investing Activities. There was a $148 million net cash inflow related to restricted cash balances associated with the DPC LC Facility and DPC Credit Agreement during the three months ended March 31, 2012. During the first quarter of 2012, we requested the release of unused cash collateral related to the DPC LC Facility. The actual capacity of the DPC LC Facility has not been reduced, but in the event additional letters of credit are posted, we would be required to post additional collateral.

Cash outflow for purchases of short-term investments during the three months ended March 31, 2011 totaled $69 million.  Cash inflow related to maturities of short-term investments for the three months ended March 31, 2011 was $56 million.  There was a $20 million cash inflow related to restricted cash balances during the three months ended March 31, 2011 due to a release of $50 million related to the expiration of a security and deposit agreement offset by an increase of $30 million in the restricted cash balance related to the Sithe senior notes.  Other included $4 million of property insurance claim proceeds.

Financing Activities

Historical Cash Flow from Financing Activities.  Cash flow used in financing activities totaled $3 million for the three months ended March 31, 2012 due to repayments of borrowings on the DPC Credit Agreement.

We had no financing activities during the three months ended March 31, 2011.

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

Financial Covenants.  We are not subject to any financial covenants.

Credit Ratings

Our credit rating status is currently “non-investment grade” and our current ratings are as follows:

	Standard & Poor’s	Moody’s	Fitch
DH:
Corporate Family Rating (1)	NR	NR	D
Senior Unsecured (1)	NR	NR	CC
DPC:
Senior Secured	B	B2	B
_______________________________________________________________

(1)          Moody’s Investor Services withdrew its Corporate family rating and the rating of the DH senior unsecured bonds after the Debtor Entities filed the Chapter 11 Cases. Standard and Poor's withdrew its Corporate family rating and the rating of the DH unsecured bonds on May 18, 2012.

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

RESULTS OF OPERATIONS

Overview

In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the three month periods ended March 31, 2012 and 2011.  We have included our outlook for each segment at the end of this section.

As reflected in this report, we have changed our reportable segments.  Prior to the third quarter 2011, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Beginning with the third quarter 2011, our reportable segments are: (i) the Coal segment (“Coal”); (ii) the Gas segment (“Gas”) and (iii) the Dynegy Northeast segment (“DNE”).  Accordingly, we have recast the corresponding items of segment information for all prior periods.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization.  General and administrative expenses are allocated to each reportable segment.

Consolidated Summary Financial Information — Three Months Ended March 31, 2012

The following table provides summary financial data regarding our consolidated and segmented results of operations for the three month periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(dollars in millions)
Revenues	$275	$505	$(230)	(46)%
Cost of sales	(186)	(278)	92	33%
Gross margin, exclusive of depreciation shown separately below	89	227	(138)	(61)%
Operating and maintenance expense, exclusive of depreciation shown separately below	(49)	(110)	61	55%
Depreciation and amortization expense	(22)	(126)	104	83%
General and administrative expenses	(20)	(41)	21	51%
Operating loss	(2)	(50)	48	96%
Bankruptcy reorganization charges	(247)	—	(247)	(100)%
Interest expense	(31)	(89)	58	65%
Impairment of Undertaking receivable, affiliate	(832)	—	(832)	(100)%
Other income and expense, net	24	1	23	2,300%
Loss before income taxes	(1,088)	(138)	(950)	(688)%
Income tax benefit	6	58	(52)	(90)%
Net loss	$(1,082)	$(80)	$(1,002)	(1,253)%

The following tables provide summary financial data regarding our operating income (loss) by segment for the three month periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31, 2012
	Gas	DNE	Other	Total
	(in millions)
Revenues	268	7	—	$275
Cost of sales	(180)	(6)	—	(186)
Gross margin, exclusive of depreciation shown separately below	88	1	—	89
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(34)	(15)	—	(49)
Depreciation and amortization expense	(20)	—	(2)	(22)
General and administrative expense	(15)	(1)	(4)	(20)
Operating income (loss)	$19	$(15)	$(6)	$(2)

	Three Months Ended March 31, 2011
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$200	$267	$38	$—	$505
Cost of sales	(91)	(165)	(22)	—	(278)
Gross margin, exclusive of depreciation shown separately below	109	102	16	—	227
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(40)	(42)	(27)	(1)	(110)
Depreciation and amortization expense	(90)	(34)	—	(2)	(126)
General and administrative expense	(11)	(13)	(4)	(13)	(41)
Operating income (loss)	$(32)	$13	$(15)	$(16)	$(50)

Discussion of Consolidated Results of Operations

Revenues.  Revenues decreased by $230 million from $505 million for the first quarter 2011 to $275 million for the first quarter 2012.  Of this decrease, $200 million is due to the DMG Transfer and $30 million is due to lower market prices in the first quarter 2012, compared to the first quarter 2011 related to DNE.

Cost of Sales.  Cost of sales decreased by $92 million from $278 million for the first quarter 2011 to $186 million for the first quarter 2012.  Of this decrease, $91 million is due to the DMG Transfer.

Operating and Maintenance Expense, Exclusive of Depreciation Shown Separately Below.  Operating and maintenance expense decreased by $61 million from $110 million for the first quarter 2011 to $49 million for the first quarter 2012.  Of this decrease, $40 million is due to the DMG Transfer. The remaining decrease of $21 million is primarily due to a decrease in lease expense associated with the rejection of the leases of the Roseton and Danskammer power generation facilities.

Depreciation and Amortization Expense.  Depreciation expense decreased by $104 million from $126 million for the first quarter 2011 to $22 million for the first quarter 2012.  Of this decrease, $90 million is due to the DMG Transfer. The remaining decrease of $14 million is primarily due to revisions of our estimates of asset retirement obligations associated with the South Bay facility offset by additional depreciation related to retirements.

General and Administrative Expenses.  General and administrative expenses decreased by $21 million from $41 million for the three months ended March 31, 2011 to $20 million for the three months ended March 31, 2012.  General and administrative expenses decreased approximately $11 million due to the DMG Transfer.  The remaining decrease of $10 million is primarily due to the result of lower legal fees, lower salaries and benefits and other professional services, offset by increases in audit, tax, and information technology expenses and shareholder expenses.

Bankruptcy Reorganization Charges. Bankruptcy reorganization charges for the three months ended March 31, 2012 were approximately $247 million. These charges consist of charges of approximately $395 million related to increases in the estimated allowable claims related to the Roseton and Danskammer facilities leases and $4 million related to other items, partially offset by reductions in the estimated allowable claims related to the subordinated debt and other items of approximately $161 million and the write-off of the notes payable to Coal Holdco of $10 million. The change in the estimated allowable claims related to the Roseton and Danskammer facilities leases and the subordinated debt are a result of the Settlement Agreement. Please read Note 3—Chapter 11 Cases and Note 15—Subsequent Events for further discussion. Additionally, there is approximately $19 million included in the Chapter 11 Cases charges for expenses incurred related to our advisors. There were no such charges during the three months ended March 31, 2011.

Interest Expense.  Interest expense totaled $31 million and $89 million for the three months ended March 31, 2012 and 2011, respectively.  The decrease was primarily driven by the absence of interest expense in the three months ended March 31, 2012 related to the Company's unsecured notes and debentures as a result of the Chapter 11 Cases and the repayment of our prior credit agreement.  These decreases were partially offset by interest related to the DPC Credit Agreement which has higher borrowing rates.

Impairment of Undertaking Receivable, Affiliate. As a result of entering into the Settlement Agreement, the Undertaking receivable was impaired to approximately $418 million as of March 31, 2012, resulting in a charge of approximately $832 million. The carrying value of the Undertaking was adjusted to the value received in the DMG Acquisition plus interest payments received subsequent to March 31, 2012. There were no such charges during the three months ended March 31, 2011.

Income Tax Benefit.  We reported an income tax benefit of $6 million for the three months ended March 31, 2012, compared to an income tax benefit of $58 million for the three months ended March 31, 2011.  The effective tax rate in 2012 was 1 percent compared to 42 percent for 2011.

For the three months ended March 31, 2012, the difference between the effective rate of 1 percent and the statutory rate of 35 percent resulted primarily from a valuation allowance to eliminate our net deferred tax assets partially offset by the impact of state taxes.  As of March 31, 2012, we do not believe we will produce sufficient future taxable income, nor are there tax strategies available, to realize our net deferred tax assets not otherwise realized by reversing temporary differences.

For the three months ended March 31, 2011, the difference between the effective rate of 42 percent and the statutory rate of 35 percent resulted primarily from a benefit of $6 million related to an increase in state NOLs due to the acceptance of amended returns, partially offset by an expense of $2 million related to an increase in the Illinois statutory rate.

Discussion of Segment Results of Operations

Coal Segment. On September 1, 2011, we completed the DMG Transfer; therefore, the results of the Coal segment are not included in our consolidated results of operations for the three months ended March 31, 2012. On June 5, 2012, the effective date of the Settlement Agreement, we reacquired the Coal segment in the DMG Acquisition. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement and Note 15—Subsequent Events for further discussion.

Gas Segment.  Spark spreads at PJM and in the west were higher in 2012 compared to 2011 while spark spreads in the northeast were down.  Generation volumes were higher across all regions period over period.

The following table provides summary financial data regarding our Gas segment results of operations for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$159	$111	$48	43%
Capacity	47	56	(9)	(16)%
Tolls	20	19	1	5%
RMR	1	1	—	—%
Natural gas	32	64	(32)	(50)%
Financial transactions:
Mark-to-market income	43	20	23	115%
Financial settlements	(41)	(13)	(28)	(215)%
Option premiums	(1)	1	(2)	(200)%
Total financial transactions	1	8	(7)	(88)%
Other (1)	8	8	—	—%
Total revenues	268	267	1	—%
Cost of sales	(180)	(165)	(15)	(9)%
Gross margin	$88	$102	$(14)	(14)%

Million Megawatt Hours Generated (2)	5.9	2.6	3.3	127%
Average Capacity Factor for Combined Cycle Facilities (3)	61%	27%
Average Quoted On-Peak Market Power Prices ($/MWh) (4):
Commonwealth Edison (NI Hub)	$30	$39	$(9)	(23)%
PJM West	$35	$51	$(16)	(31)%
North of Path 15 (NP 15)	$27	$35	$(8)	(23)%
New York—Zone A	$31	$42	$(11)	(26)%
Mass Hub	$36	$65	$(29)	(45)%
Average Market Spark Spreads ($/MWh) (5):
PJM West	$15	$11	$4	36%
North of Path 15 (NP 15)	$5	$3	$2	67%
New York—Zone A	$9	$8	$1	13%
Mass Hub	$11	$17	$(6)	(35)%
Average natural gas price—Henry Hub ($/MMBtu) (6)	$2.46	$4.16	$(1.70)	(41)%
 _______________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Includes our ownership percentage in the MWh generated by our investment in the Black Mountain power generation facility for the three months ended March 31, 2012 and 2011, respectively.

(3)	Reflects actual production as a percentage of available capacity.

(4)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

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

Gross margin for Gas decreased by $14 million from $102 million for the three months ended March 31, 2011, to $88 million for the three months ended March 31, 2012.

Energy revenue and the corresponding cost of sales increased by $48 million and $15 million, respectively, for a net increase in energy margin of $33 million.  Energy revenue and cost of sales increased due to higher volumes generated.  Volumes were up due to higher spark spreads at Moss Landing, Kendall and Ontelaunee in the first quarter 2012 compared to the first quarter 2011.  Volumes were also up due to an outage at Casco Bay in the first quarter 2011 that was not repeated in the first quarter 2012.  Casco Bay experienced a significant outage in the first quarter 2011 due to required turbine blade repairs.  The increases caused by the higher generation volumes were partially offset by lower market pricing across all regions.  Pricing was adversely impacted by congestion constraints primarily at Ontelaunee and Independence which were triggered by weak loads due to mild weather conditions.

Capacity revenue decreased by $9 million due to lower capacity prices in the PJM market in the first quarter 2012 compared to the first quarter 2011.  Capacity prices have decreased significantly year over year due to excess capacity in the market.

Natural gas revenue decreased by $32 million due to a decrease in volumes sold and lower pricing in the first quarter 2012 compared to the first quarter 2011. We do not have any gas storage capabilities and thus all of the gas we purchase must be used in generation activities or sold back to the market.  Higher generation across the Gas fleet in 2012 led to less natural gas being available for sale in the first quarter 2012.

Mark-to-market revenue increased by $23 million due to a net change in mark-to-market revenue of $20 million in the first quarter 2011 to $43 million in the first quarter 2012.  The increase is due to the settlement of out of money gas put option as gas prices dropped more significantly compared to our put options in the first quarter 2012 compared to the first quarter 2011.

Settlement revenue decreased by $28 million primarily due to an increase in settlement expense associated with our long gas positions executed in the fourth quarter of 2011.

DNE Segment.  During the first quarter, average spark spreads were flat year over year and dark spreads at Danskammer were compressed by lower Zone G power prices and increased coal prices.

The following table provides summary financial data regarding our DNE segment results of operations for the three month periods ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$4	$34	$(30)	(88)%
Capacity	2	4	(2)	(50)%
Financial transactions:
Mark-to-market income (loss)	—	(10)	10	100%
Financial settlements	—	9	(9)	(100)%
Financial transactions	—	(1)	1	100%
Other (1)	1	1	—	—%
Total revenues	7	38	(31)	(82)%
Cost of sales	(6)	(22)	16	73%
Gross margin	$1	$16	$(15)	(94)%

Million Megawatt Hours Generated	0.1	0.4	(0.3)	(75)%
In Market Availability for Coal Fired Facilities (2)	99%	95%
Average Capacity Factor—Coal	8%	50%
Average Capacity Factor—Gas	1%	1%
Average Quoted On-Peak Market Power Prices ($/MWh) (3):
New York—Zone G	$37	$64	$(27)	(42)%
Average Market Spark Spreads ($/MWh) (4):
Fuel Oil	$(162)	$(98)	$(64)	(65)%
 _______________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

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

Gross margin for DNE decreased by $15 million from $16 million for the three months ended March 31, 2011, to $1 million for the three months ended March 31, 2012.

Energy revenue and the corresponding cost of sales both decreased by $30 million and $16 million respectively for a net decrease in energy margin of $14 million. Energy margin decreased due to lower power prices and lower generation volumes.   The decrease in volumes is due to generation costs associated with Roseton and Danskammer being higher than what could have been realized in the market for longer periods of time in the first quarter 2012 compared to the first quarter 2011.

Mark-to-market revenue increased by $10 million and settlement revenue decreased by $9 million due to the closing of the financial positions associated with DNE in 2011.  We did not enter into any new financial transactions,  resulting in no mark-to-market and settlement activity in the current year.

Capacity revenue decreased by $2 million due to lower capacity prices in the NYISO capacity market in the first quarter 2012 compared to the first quarter 2011.

Outlook

We are focused on reducing and consolidating non-plant support activities and achieving cost efficiencies at both operating facilities and corporate support functions. Going forward, we have an operating fleet supported by our service contracts, which has resulted in adjusting corporate functions to support the new operational model. As previously discussed, the Gas and DNE segments, as well as the Coal segment, as of June 5, 2012, are owned by us.

On November 7, 2011, the DH Debtor Entities filed the DH Chapter 11 Cases. On July 6, 2012, Dynegy commenced the Dynegy Chapter 11 Case. Only the DH Debtor Entities, and our parent Dynegy sought protection from creditors, and none of our other subsidiaries are debtors under Chapter 11 of the Bankruptcy Code. The Debtor Entities will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Coal Holdco and its indirect, wholly-owned subsidiary, DMG, as well as all of our other subsidiaries other than the applicable DH Debtor Entities, including DPC and all of its subsidiaries, are not included in the Chapter 11 Cases. The normal day-to-day operations of the coal-fired power generation facilities held by DMG and the gas-fired generation facilities held by DPC will continue without interruption.

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

Coal. The Coal segment consists of six plants, all located in the MISO region, and totaling 3,132 MW. On September 1, 2011, we completed the DMG Transfer; therefore, the results of the Coal segment (including DMG) are not included in our consolidated results as of, and for the three months ended March 31, 2012. On June 5, 2012, the effective date of the Settlement Agreement, we completed the DMG Acquisition. Please read Note 3—Chapter 11 Cases for further information and Note 15—Subsequent Events for further informations.

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

Certain contractual arrangements were terminated in mid-May 2012 for the Gas assets in the West. Such terminations will likely impact the timing of cash flows going forward. We are actively seeking other commercial arrangements for the facilities and have been offering output in the day-ahead market administered by the CAISO since May 19, 2012.  We will continue to respond to the RFO process of California utilities seeking to procure electric capacity needed to serve their customers.  While we have been successful in winning contracts through this RFO process in the past, we believe that a more forward-looking, transparent, market-based solution to securing electric supply would benefit consumers, utilities and independent generators.  We have no plans to retire the impacted facilities at this time, and as long as the plants are economically viable, we will continue to operate them.

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

DNE. DNE is comprised of the Roseton and Danskammer facilities located in Newburgh, New York, with a total capacity of 1,693 MW. A total of 1,570 MW of generation capacity relates to leased units at the two facilities. In connection with the Chapter 11 cases, the Debtor Entities rejected these long-term leases. The Debtor Entities have operated and plan to continue operating the leased facilities until such facilities can be sold in accordance with the terms of the Settlement Agreement and Plan Support Agreement and in compliance with applicable federal and state regulatory requirements. Please read Note 3—Chapter 11 Cases for further discussion.

All of our expected physical coal supply and delivery requirements for 2012 are fully contracted and priced for the forecasted run throughout the remainder of the year. Shortfall due to unexpectedly high burn rates will be purchased in the spot market from domestic suppliers. We have hedged significantly fewer generation volumes for 2012.

Please read Note 3—Chapter 11 Cases for a discussion of the developments in our Chapter 11 Cases.

Other. Other includes traditional corporate support functions, including those services contemplated in the various service agreements, including the Service Agreements, Energy Management Agreements, Tax Sharing Agreements and Cash Management Agreements, which were entered into in conjunction with the Reorganization.

Environmental and Regulatory Matters

Please read Item 1. Business-Environmental Matters in our Form 10-K for the period ended December 31, 2011 for a detailed discussion of our environmental and regulatory matters.

RISK-MANAGEMENT DISCLOSURES

The following table provides a reconciliation of the risk-management data on the unaudited condensed consolidated balance sheets:

As of and for the Three Months Ended March 31, 2012
(in millions)
Balance Sheet Risk-Management Accounts (1)
Fair value of portfolio at December 31, 2011	$(182)
Risk-management gains recognized through the income statement in the period, net	(3)
Cash received related to risk-management contracts settled in the period, net	43

Fair value of portfolio at March 31, 2012	$(142)
_______________________________________________________________
(1)             Our modeling methodology has been consistently applied.

The net risk management liability of $142 million is the aggregate of the following line items on our unaudited condensed consolidated balance sheets: Current Assets—Assets from risk-management activities and Assets from risk-management activities, affiliates; Other Assets—Assets from risk-management activities and Assets from risk-management activities, affiliates; Current Liabilities—Liabilities from risk-management activities and Liabilities from risk-management activities, affiliates; and Other Liabilities—Liabilities from risk-management activities.

Risk-Management Asset and Liability Disclosures.  The following table provides an assessment of net contract values by year as of March 31, 2012, based on our valuation methodology:

Net Fair Value of Risk-Management Portfolio

	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Market Quotations (1) (2)	$(102)	$(92)	$(12)	$2	$—	$—	$—
Market Quotations—Affiliates (1)(2)	(42)	(42)	—	—	—	—	—
Value Based on Models (2)	13	7	14	(7)	(2)	1	—
Value Based on Models—Affiliates (2)	(11)	(11)	—	—	—	—	—
Total	$(142)	$(138)	$2	$(5)	$(2)	$1	$—
 _______________________________________________________________

(1)	Prices obtained from actively traded, liquid markets for commodities.

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

·
our ability to consummate one or more plans of reorganization with respect to the Chapter 11 Cases, and to consummate all the transactions contemplated by the Settlement Agreement and Plan Support Agreement;

·	our ability to consummate the Merger;

·	our ability to sell the Roseton and Danskammer Facilities to one or more third parties as set forth in the Settlement

Agreement;

·
beliefs and assumptions relating to our liquidity, available borrowing capacity and capital resources generally, including the extent to which such liquidity could be affected by poor economic and financial market conditions or new regulations and any resulting impacts on financial institutions and other current and potential counterparties;

·	the anticipated effectiveness of the overall restructuring activities and any additional strategies to address our liquidity and our capital resources including accessing the capital markets;

·	beliefs and assumptions regarding our ability to continue as a going concern;

·	limitations on our ability to utilize previously incurred federal net operating losses or alternative minimum tax credits;

·	expectations regarding our compliance with the DMG and DPC Credit Agreements, including collateral demands, interest expense and other payments;

·	the timing and anticipated benefits to be achieved through our company-wide cost savings programs, including our PRIDE initiative;

·
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

·
beliefs, assumptions and projections regarding the demand for power, generation volumes and commodity pricing, including natural gas prices and the impact on such prices from shale gas proliferation and the timing of a recovery in natural gas prices, if any;

·	sufficiency of, access to and costs associated with coal, fuel oil and natural gas inventories and transportation thereof;

·
beliefs and assumptions about market competition, generation capacity and regional supply and demand characteristics of the wholesale power generation market, including the anticipation of higher market pricing over the longer term;

·	the effectiveness of our strategies to capture opportunities presented by changes in commodity prices and to manage our exposure to energy price volatility;

·	beliefs and assumptions about weather and general economic conditions;

·	projected operating or financial results, including anticipated cash flows from operations, revenues and profitability;

·	our focus on safety and our ability to efficiently operate our assets so as to capture revenue generating opportunities and operating margins;

·	beliefs about the outcome of legal, administrative, legislative and regulatory matters, including the impact of final rules regarding derivatives to be issued by the CFTC under the Dodd-Frank Act; and

·	expectations regarding performance standards and estimates regarding capital and maintenance expenditures, including the Consent Decree and its associated costs and performance standards.

Any or all of our forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors, many of which are beyond our control, including those set forth under Item 1A—Risk Factors of our Form 10-K.

CRITICAL ACCOUNTING POLICIES

Please read “Critical Accounting Policies” in our Form 10-K for a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of such Form 10-K.

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K for a discussion of our exposure to commodity price variability and other market risks related to our net non-trading derivative assets and liabilities, including foreign currency exchange rate risk.  Following is a discussion of the more material of these risks and our relative exposures as of March 31, 2012.

Value at Risk (“VaR”).  The following table sets forth the aggregate daily VaR of the mark-to-market portion of our risk-management portfolio primarily associated with the Coal, Gas and DNE segments and the remaining legacy customer risk management business.  The VaR calculation does not include market risks associated with the accrual portion of the risk-management portfolio that is designated as a “normal purchase normal sale,” nor does it include expected future production from our generating assets.  Please read “Value at Risk” in our Form 10-K for a complete description of our valuation methodology.  The decrease in the March 31, 2012 VaR was primarily due to decreased forward sales as compared to December 31, 2011.

Daily and Average VaR for Risk-Management Portfolios

	March 31, 2012	December 31, 2011
	(in millions)
One day VaR—95 percent confidence level	$3	$8
One day VaR—99 percent confidence level	$5	$12
Average VaR for the year-to-date period—95 percent confidence level	$6	$5

Credit Risk.  The following table represents our credit exposure at March 31, 2012 associated with the mark-to-market portion of our risk-management portfolio, on a net basis.

Credit Exposure Summary

	Investment Grade Quality	Non-Investment Grade Quality	Total
	(in millions)
Type of Business:
Financial institutions	$5	$—	$5
Utility and power generators	21	—	21
Total	$26	$—	$26

Interest Rate Risk.  We are exposed to fluctuating interest rates related to variable rate financial obligations.  As of March 31, 2012, all of our third party debt is considered variable rate debt.  We use a variety of instruments, including interest rate swaps and caps, to mitigate this interest rate exposure.  Based on sensitivity analysis of the variable rate financial obligations in our debt portfolio as of March 31, 2012, to the extent LIBOR remains below 1.5 percent, which represents the interest rate floor in the DPC Credit Agreement, LIBOR changes will have no impact to interest expense over the twelve months ended March 31, 2013.  We estimate that increases in LIBOR to ranges between 1.5 percent and 2 percent will result in up to $5 million in increased interest expense over the twelve months ended March 31, 2013.  It is estimated that a one percentage point interest rate movement in the average market interest rates would change interest expense by up to an additional $2 million to the extent LIBOR exceeds 2 percent, which represents the interest rate when certain hedging instruments become effective.  This exposure would be partially offset by an approximate $5 million increase or decrease in interest income related to the restricted cash balance of $466 million posted as collateral to support our letter of credit facilities regardless of interest rate.  Over time, we may seek to adjust the variable rate exposure in our debt portfolio through the use of additional swaps or other financial instruments.

The absolute notional financial contract amounts associated with our interest rate contracts were as follows at March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
Interest rate risk-management contracts (in millions of U.S. dollars) (1)	$788	$788
Fixed interest rate paid (percent)	2.21	2.21
Interest rate risk-management contracts (in millions of U.S. dollars)	$900	$900
Interest rate threshold (percent)	2.00	2.00
_______________________________________________________________
(1)                   The $788 million interest rate contracts are not effective until the fourth quarter 2013.

Item 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended March 31, 2012.

PART II. OTHER INFORMATION

DYNEGY HOLDINGS, LLC

Item 1—LEGAL PROCEEDINGS

See Note 9—Commitments and Contingencies—Legal Proceedings to the accompanying unaudited condensed consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.

Item 1A—RISK FACTORS

Please read Item 1A—Risk Factors, of our Form 10-K filed September 17, 2012 for factors, risks and uncertainties that may affect future results.

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

10.1
Assignment Agreement by and among Dynegy Gas Investments, LLC, Dynegy Holdings, LLC and Dynegy Inc. dated September 1, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Holdings, LLC filed on September 8, 2011, File No. 000-29311).

10.2
Restructuring Support Agreement, dated November 7, 2011, among Dynegy Inc., Dynegy Holdings, LLC and certain beneficial holders of notes issued by Dynegy Holdings, LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on November 8, 2011, File No. 001-33443).

10.3
Restructuring Support Agreement, dated November 7, 2011, among Dynegy Inc., Dynegy Holdings, LLC and certain beneficial holders of notes issued by Dynegy Holdings, LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on November 8, 2011, File No. 001-33443).

10.4
First Amendment to the Restructuring Support Agreement, dated December 9, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings,  LLC filed on December 9, 2011, File No. 001-33443).

10.5
Second Amendment to the Restructuring Support Agreement, dated December 16, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings,  LLC filed on December 20, 2011, File No. 001-33443).

10.6
Amended and Restated Restructuring Support Agreement, dated December 26, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings,  LLC filed on December 27, 2011, File No. 001-33443).

10.7
Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated December 1, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 2, 2011, File No. 001-33443).

10.8
Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated January 19, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on January 23, 2012, File No. 001-33443).

10.9
Second Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated March 6, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on March 7, 2012, File No. 001-33443).

10.1
Description of the Plan Secured Notes, as Exhibit C to the Plan of Reorganization, dated December 23, 2011 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 27, 2011, File No. 001-33443).

10.11
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

10.13
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

10.15
Disclosure Statement Related to the Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC Proposed by Dynegy Holdings, LLC and Dynegy Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on December 2, 2011, File No. 001-33443).

10.16
Disclosure Statement Related to the Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC Proposed by Dynegy Holdings, LLC and Dynegy Inc., dated January 19, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on January 23, 2012, File No. 001-33443).

10.17
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

10.19
Settlement Agreement, dated May 1, 2012, among Dynegy Inc., Dynegy Holdings, LLC and certain of its subsidiaries and certain beneficial owners of a portion of Dynegy Holdings, LLC's outstanding senior notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on May 2, 2012, File No. 0001-33443).

10.2
Amended and Restated Settlement Agreement, dated May 30, 2012, among Dynegy Inc., Dynegy Holdings, LLC and certain of its subsidiaries and certain beneficial owners of a portion of Dynegy Holdings, LLC's outstanding senior notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on May 31, 2012, File No. 001-33443).

10.21
Contribution and Assignment Agreement by and between Dynegy Inc. and Dynegy Holdings, LLC, dated June 5, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 11, 2012, File No. 001-33443).

10.22
Assignment Agreement by and between Dynegy Inc. and Dynegy Operating Company, dated July 5, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Dynegy Inc. on July 10, 2012, File No. 001-33443).

10.23
Third Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated June 8, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 11, 2012, File No. 001-33443).

10.24
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

10.26
Disclosure Statement related to the Modified Third Amended Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC proposed by Dynegy Holdings, LLC and Dynegy Inc., dated June 18, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on June 19, 2012, File No. 001-33443).

10.27
Joint Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC and Dynegy Inc. proposed by Dynegy Holdings, LLC and Dynegy Inc., dated July 12, 2012 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on July 13, 2012, File No. 001-33443).

10.28
Disclosure Statement related to the Joint Chapter 11 Plan of Reorganization for Dynegy Holdings, LLC and Dynegy Inc. proposed by Dynegy Holdings, LLC and Dynegy Inc., dated July 12, 2012 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of Dynegy Inc. and Dynegy Holdings, LLC filed on July 13, 2012, File No. 001-33443).

10.29
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