Form 10-Q
period 2012-06-30
DYNEGY HOLDINGS, LLC
filed 2012-09-18
CIK 1105055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 Commission file number: 002-29311

DYNEGY HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

State of Incorporation	I.R.S. Employer Identification No.
94-3248415
Delaware
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒
All of the registrant’s outstanding membership interests are owned directly by Dynegy Inc.

i

DEFINITIONS

As used in this Form 10-Q, the abbreviations contained herein have the meanings set forth below.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BACT	Best available control technology
BART	Best available retrofit technology
BTA	Best technology available
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAISO	The California Independent System Operator
CAMR	Clean Air Mercury Rule
CARB	California Air Resources Board
CAVR	The Clean Air Visibility Rule
CCR	Coal Combustion Residuals
CEQA	California Environmental Quality Act
CERCLA	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
DH	Dynegy Holdings, LLC (formerly known as Dynegy Holdings Inc.)
DMSLP	Dynegy Midstream Services L.P.
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric generating unit
EMT	Executive Management Team
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles of the United States of America
GEN Finance	Dynegy Gen Finance Company, LLC
GHG	Greenhouse Gas
HAPs	Hazardous air pollutants, as defined by the Clean Air Act
ICC	Illinois Commerce Commission
IMA	In-market asset availability
ISO	Independent System Operator
ISO-NE	Independent System Operator New England
MACT	Maximum achievable control technology
MGGA	Midwest Greenhouse Gas Accord
MGGRP	Midwestern Greenhouse Gas Reduction Program
MISO	Midwest Independent Transmission System Operator, Inc.
MMBtu	One million British thermal units
MW	Megawatts
MWh	Megawatt hour
NOL	Net operating loss
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRG	NRG Energy, Inc.
NSPS	New Source Performance Standard

ii

NYISO	New York Independent System Operator
NYSDEC	New York State Department of Environmental Conservation
OAL	Office of Administrative Law
OTC	Over-the-counter
PJM	PJM Interconnection, LLC
PPEA	Plum Point Energy Associates, LLC
PPEA Holding	Plum Point Energy Associates Holding Company, LLC
PSD	Prevention of significant deterioration
RACT	Reasonably available control technology
RCRA	Resource Conservation and Recovery Act
RFO	Request for offer
RGGI	Regional Greenhouse Gas Initiative
RMR	Reliability Must Run
SEC	U.S. Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPDES	State Pollutant Discharge Elimination System
VaR	Value at Risk
VIE	Variable Interest Entity
WCI	Western Climate Initiative

iii

Item 1—FINANCIAL STATEMENTS

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$656	$398
Restricted cash and investments	259	159
Accounts receivable, net of allowance for doubtful accounts of $12 and $12, respectively	164	147
Accounts receivable, affiliates	—	26
Interest receivable, affiliates	—	8
Inventory	132	65
Assets from risk-management activities	1,271	2,615
Assets from risk-management activities, affiliates	—	2
Broker margin account	43	23
Prepayments and other current assets	377	126
Total Current Assets	2,902	3,569
Property, Plant and Equipment	4,416	3,911
Accumulated depreciation	(1,126)	(1,090)
Property, Plant and Equipment, Net	3,290	2,821
Other Assets
Restricted cash and investments	339	455
Assets from risk-management activities	17	26
Intangible assets	149	92
Undertaking receivable, affiliate	—	1,250
Deferred income taxes	50	44
Other long-term assets	52	54
Total Assets	$6,799	$8,311

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited) (in millions)

	June 30, 2012	December 31, 2011
LIABILITIES AND MEMBER'S EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$92	$80
Accounts payable, affiliates	1	47
Accrued interest	27	1
Deferred income taxes	50	50
Accrued liabilities and other current liabilities	119	64
Liabilities from risk-management activities	1,367	2,798
Liabilities from risk-management activities, affiliates	—	4
Notes payable and current portion of long-term debt	16	7
Total Current Liabilities	1,672	3,051
Liabilities subject to compromise	4,315	4,012
Long-term debt	1,665	1,069
Other Liabilities
Liabilities from risk-management activities	44	20
Liabilities from risk-management activities, affiliates	—	3
Other long-term liabilities	267	124
Total Liabilities	7,963	8,279
Commitments and Contingencies (Note 11)
Member's Equity (Deficit)	(1,164)	32
Total Liabilities and Member's Equity (Deficit)	$6,799	$8,311

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$290	$326	$565	$831
Cost of sales	(179)	(225)	(365)	(503)
Gross margin, exclusive of depreciation shown separately below	111	101	200	328
Operating and maintenance expense, exclusive of depreciation shown separately below	(63)	(106)	(112)	(216)
Depreciation and amortization expense	(43)	(75)	(65)	(201)
Impairment and other charges	—	(1)	—	(1)
General and administrative expenses	(17)	(23)	(37)	(64)
Operating loss	(12)	(104)	(14)	(154)
Bankruptcy reorganization charges	(22)	—	(269)	—
Interest expense	(42)	(89)	(73)	(178)
Impairment of Undertaking receivable, affiliate	—	—	(832)	—
Other income and expense, net	6	3	30	4
Loss before income taxes	(70)	(190)	(1,158)	(328)
Income tax benefit (Note 14)	1	75	7	133
Net loss	$(69)	$(115)	$(1,151)	$(195)

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited) (in millions)

	Three Months Ended June 30,
	2012	2011
Net loss	$(69)	$(115)
Amortization of unrecognized prior service cost and actuarial loss (net of tax expense of zero and $1)	—	1
Total Other comprehensive income, net of tax	—	1
Comprehensive loss	$(69)	$(114)

	Six Months Ended June 30,
	2012	2011
Net loss	$(1,151)	$(195)
Amortization of unrecognized prior service cost and actuarial loss (net of tax expense of zero and $1)	(1)	2
Total Other comprehensive income, net of tax	(1)	2
Comprehensive loss	$(1,152)	$(193)

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,151)	$(195)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	69	209
Bankruptcy reorganization charges	247	—
Impairment and other charges	—	1
Impairment of Undertaking receivable, affiliate	832	—
Risk-management activities	(49)	127
Risk-management activities, affiliate	(1)	—
Deferred income taxes	(7)	(132)
Other	35	22
Changes in working capital:
Accounts receivable	(14)	60
Inventory	1	(4)
Broker margin account	(12)	(92)
Prepayments and other assets	(73)	1
Affiliate transactions	6	—
Accounts payable and accrued liabilities	34	(54)
Changes in non-current assets	(10)	(33)
Changes in non-current liabilities	(14)	4
Net cash used in operating activities	(107)	(86)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37)	(128)
Maturities of short-term investments	—	201
Purchases of short-term investments	—	(235)
Decrease (increase) in restricted cash and investments	134	53
DMG acquisition	256	—
Payments received for Undertaking, receivable affiliate	16	—
Other investing	3	10
Net cash provided by (used in) investing activities	372	(99)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings, net of financing costs of $1	—	399
Repayments of borrowings	(7)	(113)
Debt extinguishment costs	—	—
Net cash provided by (used in) financing activities	(7)	286
Net increase in cash and cash equivalents	258	101
Cash and cash equivalents, beginning of period	398	253
Cash and cash equivalents, end of period	$656	$354
Other non-cash investing activity:
Non-cash capital expenditures	$1	$(7)
Other non-cash financing activity:
Deferred financing fees	$—	$(4)

See the notes to condensed consolidated financial statements.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended June 30, 2012 and 2011

EXPLANATORY NOTE

As explained herein, on November 7, 2011, we and four of our wholly owned subsidiaries, Dynegy Northeast Generation, Inc. (“Dynegy Northeast Generation”), Hudson Power, L.L.C. (“Hudson”), Dynegy Danskammer, L.L.C. (“Danskammer”) and Dynegy Roseton, L.L.C. (“Roseton”, and together with us, DNE, Hudson and Danskammer, the “DH Debtor Entities”) filed voluntary petitions (the “DH Chapter 11 Cases”) for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York, Poughkeepsie Division (the "Bankruptcy Court"). Since filing the DH Chapter 11 Cases, we have not filed our quarterly reports on Form 10-Q or our annual report on Form 10-K with the SEC. On the filing date hereof, we are simultaneously filing our quarterly report for the third quarter of 2011, our annual report for the year ended December 31, 2011, and our quarterly reports for the first and second quarters of 2012. In each of these reports, in a note to the financial statements, we have disclosed recent material developments with respect to our business, including with respect to the DH Chapter 11 Cases and other legal proceedings, in each case, as of the date of the filing of such reports. In this report, please see Note 3—Chapter 11 Cases. Further, additional disclosures regarding such developments can be found throughout each of these reports.

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

The Coal segment includes Dynegy Midwest Generation, LLC ("DMG"), which owns directly and indirectly, substantially all of the coal-fired power generation facilities. DMG, a bankruptcy remote entity, and its direct and indirect subsidiaries are organized into a ring-fenced group for the benefit of the creditors of DMG. On September 1, 2011, we sold 100% of the outstanding membership interests of Dynegy Coal Holdco ("Coal Holdco") to Dynegy (the "DMG Transfer"). On June 5, 2012, we reacquired the Coal segment (including DMG) from Dynegy (the"DMG Acquisition"). Therefore, the results of our Coal segment are only included in our consolidated results for the period from June 5, 2012 through June 30, 2012. Please read Note 4—DMG Acquisition for further discussion.

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

On November 7, 2011, the DH Debtor Entities filed the DH Chapter 11 Cases. On July 6, 2012, Dynegy filed the Dynegy Chapter 11 Case. Only the DH Debtor Entities and our parent Dynegy filed voluntary petitions for relief, and none of our other direct or indirect subsidiaries are debtors under Chapter 11 of the Bankruptcy Code. Please read Note 3—Chapter 11 Cases for further information.

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

Accounting Principles Not Yet Adopted

Disclosures about Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU 2011-11—Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  This statement requires entities to disclose both gross and net information about instruments and transactions eligible for offsetting in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  Implementation of this guidance would affect disclosures around financial derivative contracts, however would have no impact on the statement of financial position or the statement of operations.  This guidance is effective for the quarter ending March 31, 2013

Note 3—Chapter 11 Cases

On November 7, 2011, the DH Debtor Entities commenced the DH Chapter 11 Cases.  On July 6, 2012, our parent, Dynegy commenced the Dynegy Chapter 11 Case. Dynegy and the DH Debtor Entities (together, the "Debtor Entities") remain in possession of their property and continue to operate their business as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Dynegy Chapter 11 Case is a necessary step to facilitate the restructuring contemplated by the Plan and the Agreements (as defined and discussed below), including the planned merger of Dynegy and DH (the “Merger”).

Only the Debtor Entities sought relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder. Coal Holdco and Dynegy GasCo Holdings, LLC and their indirect, wholly-owned subsidiaries (including DMG and DPC) are not included in the Chapter 11 Cases. The normal day-to-day operations of the coal-fired power generation facilities held by DMG and the gas-fired power generation facilities held by DPC continue without interruption. The commencement of the Chapter 11 Cases did not constitute an event of default under either the DMG Credit Agreement or the

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

DPC Credit Agreement.

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

Upon the commencement of the DH Chapter 11 Cases, we reclassified our senior notes and debentures, including the Subordinated Capital Income Securities reflected as Liabilities subject to compromise on our unaudited condensed consolidated balance sheet. Please read Note 12 - Liabilities subject to Compromise for further discussion.

Note 4—DMG Acquisition

On June 5, 2012, pursuant to the Settlement Agreement, we completed the DMG Acquisition. We accounted for the DMG Acquisition as a business combination, as although we are a wholly-owned subsidiary of Dynegy, we are not controlled by Dynegy as a result of the DH Chapter 11 Cases. Accordingly, assets acquired and liabilities assumed were recognized at their fair value as of the acquisition date.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

The purchase price was approximately $466 million which consists of (i) approximately $402 million for the fair value of the Undertaking receivable, affiliate that was extinguished in connection with the transaction and (ii) approximately $64 million for the fair value of the Administrative Claim issued to Dynegy.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

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

Pro Forma Results.

Revenue and net loss attributable to the DMG Acquisition is included in our consolidated condensed statements of income since the date of the acquisition of June 5, 2012. For the six months ended June 30, 2012, the DMG Acquisition contributed approximately $40 million to our revenue and increased our net loss by approximately $20 million.

The unaudited pro forma financial results for the six months ended June 30, 2012 show the effect of the DMG Acquisition as if the acquisition had occurred as of January 1, 2012. We did not include pro forma financial results for the six months ended June 30, 2011 as DMG is included in our consolidated results for that period. DH completed the DMG Transfer effective September 1, 2011. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. This is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisitions been completed as of January 1, 2012.

Six months ended June 30,
2012
(in millions)
Revenue	$793
Net loss	$(408)
Note 5—Condensed Combined Financial Statements of the Debtor Entities
Condensed combined financial statements of the Debtor Entities are set forth below (in millions):

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Condensed Combined Balance Sheet

	June 30, 2012	December 31, 2011
Cash	$53	$33
Restricted cash and investments (including $27 million current)	27	27
Accounts receivable	7	8
Inventory	31	34
Investment in consolidated subsidiaries	4,712	5,568
Risk management, affiliate	3	—
Accrued interest from affiliate	—	8
Undertaking receivable from affiliate	—	1,250
Deferred income taxes	50	44
Other	8	14
Total assets	$4,891	$6,986

Current liabilities and accrued liabilities	$34	$10
Risk management, affiliate	2	—
Liabilities subject to compromise	4,315	4,012
Intercompany payable	1,514	1,587
Long-term debt to affiliates	12	1,262
Deferred income taxes	50	50
Other	128	33
Total liabilities	$6,055	$6,954
Total member's equity	$(1,164)	$32
Total liabilities and member's equity	$4,891	$6,986
See Note 13—Liabilities Subject to Compromise for additional discussion of liabilities subject to compromise.

Condensed Combined Statement of Operations

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$19	$26
Cost of sales	(8)	(14)
Operating expenses	(15)	(30)
General and administrative expenses	(2)	(4)
Operating loss	(6)	(22)
Bankruptcy reorganization charges	(22)	(269)
Equity losses	(1,310)	(1,327)
Interest expense, affiliate	(1)	(1)
Other income and expense, net	1,269	461
Income tax expense	1	7
Net loss	$(69)	$(1,151)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Condensed Combined Statement of Cash Flows

Six Months Ended June 30, 2012
Net cash provided by (used in):
Operating activities	$20
Investing activities	—
Financing activities	—
Net increase in cash and cash equivalents	20
Cash and cash equivalents, beginning of period	33
Cash and cash equivalents, end of period	$53
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
Interest Expense.    The Debtor Entities have discontinued recording interest on unsecured or undersecured liabilities subject to compromise ("LSTC"). Contractual interest on LSTC not reflected in the condensed combined financial statements was approximately$70 million and $141 million for the three and six month periods ended June 30, 2012, respectively.
Bankruptcy Reorganization Charges.    Bankruptcy reorganization charges represent the direct and incremental costs of bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated. Bankruptcy reorganization charges, as shown in the condensed combined statement of operations above, consist of expense or income incurred or earned as a direct and incremental result of the bankruptcy filings. The table below lists the significant items within this category for the three and six months ended June 30, 2012.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in millions)
Adjustments of estimated allowable claims:
DNE Leases (1)	$—	$395
Subordinated notes (1)	—	(161)
Write-off of note payable, affiliate (2)	—	(10)
Other	—	4
Total adjustments for estimated allowable claims	—	228
Change in value of Administrative Claim (3)	8	8
Professional fees (4)	14	33
Total Bankruptcy reorganization charges	$22	$269
_______________________________________________________________

(1)
The estimated allowable claims related to the Facilities and the Subordinated Capital Income Securities were adjusted based on the terms of the Settlement Agreement. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.

(2)	It was determined that no claim related to a Note payable, affiliate would be made. Therefore, the estimated amount was reduced to zero.

(3)
The Administrative Claim was issued on the effective date of the Settlement Agreement. Please read Note 7—Fair Value Measurements—Fair Value of Financial Instruments and Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

(4)	Professional fees relate primarily to the fees of attorneys and consultants working directly on the Chapter 11 Cases.

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

Many of our contractual arrangements are derivative instruments and must be accounted for at fair value as part of Revenues in our unaudited condensed consolidated statements of operations.  We also manage commodity price risk by entering into capacity forward sales arrangements, tolling arrangements, RMR contracts, fixed price coal purchases and other arrangements that do not receive fair value accounting treatment because these arrangements do not meet the definition of a derivative or are designated as “normal purchase normal sales."  As a result, the gains and losses with respect to these arrangements are not reflected in the unaudited condensed consolidated statements of operations until the delivery occurs.

Quantitative Disclosures Related to Financial Instruments and Derivatives

The following disclosures and tables present information concerning the impact of derivative instruments on our unaudited condensed consolidated balance sheets and statements of operations.  In the table below, commodity contracts primarily consist of derivative contracts related to our power generation business that we have not designated as accounting hedges that are entered into for purposes of economically hedging future fuel requirements and sales commitments and securing commodity prices. We elect not to designate any of our commodity instruments as accounting hedges.  As of June 30, 2012, our commodity derivatives were comprised of both purchases and sales of commodities.  As of June 30, 2012, we had net purchases and sales of commodity derivative contracts and notional interest swaps outstanding in the following quantities:

Contract Type	Hedge Designation	Quantity	Unit of Measure	Net Fair Value
		(in millions)		(in millions)
Commodity contracts:
Electric energy (1)	Not designated	(34)	MWh	$49
Natural gas (1)	Not designated	15	MMBtu	$(140)
Heat rate derivatives	Not designated	(3)/22	MWh/MMBtu	$(8)
Crude oil	Not designated	—	BBL	$1
Interest rate contracts:
Interest rate swaps	Not designated	1,100	Dollars	$(27)
Interest rate caps	Not designated	1,400	Dollars	$2
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

In addition to the transactions we execute through the futures clearing managers, we also execute transactions through multiple bilateral counterparties.  Our transactions with these counterparties are collateralized using only cash collateral.  As of June 30, 2012, we had $98 million posted with these counterparties, which is included in Prepayments and other current assets on our unaudited condensed consolidated balance sheets.

The following table presents the fair value and balance sheet classification of derivatives in the unaudited condensed consolidated balance sheet as of June 30, 2012, and December 31, 2011 segregated by type of contract segregated by assets and liabilities.

Contract Type	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in millions)
Derivative Assets:
Commodity contracts	Assets from risk management activities	1,286	2,639
Commodity contracts, affiliates	Assets from risk management activities, affiliates	—	2
Interest rate contracts	Assets from risk management activities	2	2
Derivative Liabilities:
Commodity contracts	Liabilities from risk management activities	(1,373)	(2,810)
Commodity contracts, affiliates	Liabilities from risk management activities, affiliates	—	(7)
Interest rate contracts	Liabilities from risk management activities	(38)	(8)
Total derivatives, net		$(123)	$(182)

Impact of Derivatives on the Consolidated Statements of Operations
The following discussion and table presents the location and amount of gains and losses on derivative instruments in our consolidated statements of operations segregated between designated, qualifying hedging instruments and those that are not, by type of contract. We had no derivatives that were designated in qualifying hedging relationships during the three and six months ended June 30, 2012.
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

For the three-month period ended June 30, 2012, our revenues included approximately $2 million of unrealized mark-to-market losses related to this activity compared to $129 million of unrealized mark-to-market losses in the same period in the prior year.  For the six months ended June 30, 2012, our revenues included approximately $70 million of unrealized mark-to-

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

market gains related to this activity compared to $127 million of unrealized mark-to-market losses in the same period in the prior year.

The impact of derivative financial instruments, including realized and unrealized gains and losses, that have not been designated as hedges on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 is presented below.  Note that this presentation does not reflect the expected gains or losses arising from the underlying physical transactions associated with these financial instruments.  Therefore, this presentation is not indicative of the economic gross margin we expect to realize when the underlying physical transactions settle.

Derivatives Not Designated as Hedging	Location of Gain ( Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives for the Three Months Ended June 30,		Amount of Gain (Loss) Recognized in Income on Derivatives for the Six Months Ended June 30,
		2012	2011	2012	2011
		(in millions)
Commodity contracts	Revenues	$(48)	$(89)	$9	$(70)
Interest rate contracts	Interest Expense	(13)	—	(17)	—
Note 7—Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.  These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$248	$11	$259
Electricity derivatives, affiliates	—	—	—	—
Natural gas derivatives	—	1,024	—	1,024
Other derivatives	—	3	—	3
Total assets from commodity risk management activities	$—	$1,275	$11	$1,286
Assets from interest rate contracts	—	—	2	2
Total	$—	$1,275	$13	$1,288
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(207)	$(3)	$(210)
Electricity derivatives, affiliates	—	—	—	—
Natural gas derivatives	—	(1,164)	—	(1,164)
Heat rate derivatives	—	—	(8)	(8)
Other derivatives	—	(2)	—	(2)
Total liabilities from commodity risk management activities	$—	$(1,373)	$(11)	$(1,384)
Liabilities from interest rate contracts	—	—	(27)	(27)
Administrative Claim (1)	—	—	(73)	(73)
Total	$—	$(1,373)	$(111)	$(1,484)
_______________________________________________________________

(1)
Amount represents the fair value of the Administrative Claim that was issued to Dynegy upon the effective date of the Settlement Agreement. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Assets from commodity risk management activities:
Electricity derivatives	$—	$211	$26	$237
Electricity derivatives, affiliates	—	1	1	$2
Natural gas derivatives	—	2,387	—	2,387
Other derivatives	—	15	—	15
Total assets from commodity risk management activities:	$—	$2,614	$27	$2,641
Assets from interest rate contracts	—	—	2	2
Total	$—	$2,614	$29	$2,643
Liabilities:
Liabilities from commodity risk management activities:
Electricity derivatives	$—	$(169)	$(2)	$(171)
Electricity derivatives, affiliates	—	(2)	(5)	(7)
Natural gas derivatives	—	(2,607)	—	(2,607)
Heat rate derivatives	—	—	(17)	(17)
Other derivatives	—	(15)	—	(15)
Total liabilities from commodity risk management activities	$—	$(2,793)	$(24)	$(2,817)
Liabilities from interest rate contracts	—	—	(8)	(8)
Total	$—	$(2,793)	$(32)	$(2,825)

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

The finance organization monitors commodity risk through the CRCG.  The EMT monitors interest rate risk.  The EMT has delegated the responsibility for managing interest rate risk to the CFO.  The CRCG is independent of our commercial operations and has direct access to the Audit and Compliance Committee of our parent. The Finance and Risk Management Committee, chaired by the CFO, meets periodically and is responsible for reviewing our overall day-to-day energy commodity risk exposure. as measured against the limits established in our Commodity Risk Policy.

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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	Three Months Ended June 30, 2012
	Electricity Derivatives	Heat Rate Derivatives	Administrative Claim	Interest Rate Swaps	Total
	(in millions)
Balance at March 31, 2012	$22	$(11)	$—	$(9)	$2
Total losses included in earnings	(18)	1	(9)	(9)	(35)
Settlements	—	2	—	—	2
Issuance of Administrative Claim	—	—	(64)		(64)
DMG Acquisition	4	—	—	(7)	(3)
Balance at June 30, 2012	$8	$(8)	$(73)	$(25)	$(98)
Unrealized gains (losses) relating to instruments (net of affiliates) held as of June 30, 2012	$7	$1	$(9)	$(17)	$(18)

	Six Months Ended June 30, 2012
	Electricity Derivatives	Heat Rate Derivatives	Administrative Claim	Interest Rate Swaps	Total
	(in millions)
Balance at December 31, 2011	$20	$(17)	$—	$(6)	$(3)
Total gains (losses) included in earnings	(16)	3	(9)	(17)	(39)
Settlements	—	6	—	—	6
Issuance of Administrative Claim	—	—	(64)	—	(64)
DMG Acquisition	4	—	—	(2)	2
Balance at June 30, 2012	$8	$(8)	$(73)	$(25)	$(98)
Unrealized gains (losses) relating to instruments (net of affiliates) held as of June 30, 2012	$10	$1	$(9)	$(17)	$(15)

	Three Months Ended June 30, 2011
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Total
	(in millions)
Balance at March 31, 2011	$48	$5	$(26)	$27
Total losses included in earnings	(12)	(5)	(1)	(18)
Settlements	(1)	—	4	3
Balance at June 30, 2011	$35	$—	$(23)	$12
Unrealized losses relating to instruments (net of affiliates) held as of June 30, 2011	$(5)	$(4)	$(2)	$(11)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	Six Months Ended June 30, 2011
	Electricity Derivatives	Natural Gas Derivatives	Heat Rate Derivatives	Total
	(in millions)
Balance at December 31, 2010	$49	$5	$(31)	$23
Total losses included in earnings	(8)	(5)	—	(13)
Settlements	(6)	—	8	2
Balance at June 30, 2011	$35	$—	$(23)	$12
Unrealized gains (losses) relating to instruments (net of affiliates) held as of June 30, 2011	$2	$(3)	$—	$(1)

Gains and losses (realized and unrealized) for Level 3 recurring items are included in Revenues, Interest expense and Bankruptcy reorganization charges on the unaudited condensed consolidated statements of operations for commodity derivatives, interest rate swaps and the Administrative Claim, respectively.  We believe an analysis of commodity instruments classified as Level 3 should be undertaken with the understanding that these items generally serve as economic hedges of our power generation portfolio.  We did not have any transfers between Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2012 and 2011.

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

The carrying values of financial assets and liabilities (cash, accounts receivable, restricted cash and investments, short-term investments and accounts payable) not presented in the table below approximate fair values due to the short-term maturities of these instruments.  The $846 million Accounts receivable, affiliate balance with Dynegy classified within member's equity as of December 31, 2011 does not have a fair value as there are no defined payment terms, are not evidenced by any promissory notes, and there has never been an intent for payment to occur. The Accounts receivable, affiliate balance was settled on June 5, 2012. Please read Note 14—Related Party Transactions—Accounts receivable, affiliate for further discussion. Unless otherwise noted, the fair value of debt as reflected in the table has been calculated based on the average of certain available broker quotes for the periods ending June 30, 2012 and December 31, 2011, respectively.

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Undertaking receivable, affiliate (1)	$—	$—	$1,250	$728
Interest rate derivatives not designated as accounting hedges(2)	(36)	(36)	(6)	(6)
Commodity-based derivative contracts not designated as accounting hedges (2)	(87)	(87)	(176)	(176)
DPC Credit Agreement due 2016 (3)	(1,073)	(1,138)	(1,076)	(1,118)
DMG Credit Agreement due 2016 (4)	(608)	(611)	—	—
Administrative Claim (5)	(73)	(73)	—	—
_______________________________________________________________

(1)
The fair value of the Undertaking receivable is classified within Level 3 of the fair value hierarchy. Our December 31, 2011 estimate of the fair value of the Undertaking receivable represents the $750 million fair value as of November 7, 2011, less the $22 million payment in December 2011. Pursuant to the Settlement Agreement on June 5, 2012, the Undertaking Agreement was terminated. Please read Note 3—Chapter 11 Cases and Note 4—DMG Acquisition for further discussion.

(2)	Included in both current and non-current assets and liabilities on the unaudited condensed consolidated balance sheets.

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

(3)	Carrying amount includes unamortized discounts of $19 million and $21 million at June 30, 2012 and December 31, 2011.

(4)	Includes unamortized premiums of $12 million as of June 30, 2012. We completed the DMG Acquisition on June 5, 2012.

(5)
Amount represents the fair value of the Administrative Claim that was issued to Dynegy upon the effective date of the Settlement Agreement. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.

We recorded the Administrative Claim granted in the DMG Acquisition at its estimated fair value of $64 million. We estimated the fair value of the Administrative Claim using the market capitalization of Dynegy as of the date of the DMG Acquisition. We believe the market capitalization of Dynegy represents a reasonable estimate of the fair value of the Administrative Claim because the current holders of Dynegy's common stock will be the beneficiaries of the Administrative Claim upon our emergence from bankruptcy. The Administrative Claim can be settled in cash under certain circumstances, as such we account for the Administrative Claim as a liability and adjust the carrying amount of the claim to its estimated fair value each reporting period. As of June 30, 2012, the fair value of the Administrative claim was approximately $73 million; therefore, we recorded a charge of approximately $9 million in Other income and expense, net on our consolidated statement of operations for the three and six months ended June 30, 2012. The fair value of the Administrative Claim is classified within Level 3 of the fair value hierarchy. Please read Note 3—Chapter 11 Cases for further discussion.

Note 8—Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of tax, is included in member's equity on our unaudited condensed consolidated balance sheets as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Cash flow hedging activities, net	$—	$1
Unrecognized prior service cost and actuarial loss, net	(40)	—
Accumulated other comprehensive loss, net of tax	$(40)	$1

Note 9—Inventory

A summary of our inventories is as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Materials and supplies	$60	$40
Coal	62	16
Fuel	9	8
Emissions allowances	1	1
Total	$132	$65
Note 10—Property, Plant, & Equipment

A summary of our property, plant and equipment is as follows:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	June 30,	December 31,
	2012	2011
	(in millions)
Generation assets:
Coal (1)	$523	$—
Gas	3,528	3,532
DNE	268	268
IT systems and other	97	111
Property, plant and equipment	4,416	3,911
Accumulated depreciation	(1,126)	(1,090)
Property, plant and equipment, net	$3,290	$2,821
_______________________________________________________________________________

(1)	Amounts related to the Coal segment (including DMG) were acquired effective June 5, 2012. Please read Note 4—DMG Acquisition for further discussion.
Total interest costs incurred were $30 million and $56 million for the three and six months ended June 30, 2012 and $86 million and $173 million for the three and six months ended June 30, 2011, respectively. Interest capitalized related to costs of construction projects in process totaled $1 million and $1 million for the three and six months ended June 30, 2012 and $5 million and $9 million for the three and six months ended June 30, 2011, respectively.

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

Other Commitments and Contingencies

In conducting our operations, we have routinely entered into long-term commodity purchase and sale commitments, as well as agreements that commit future cash flow to the lease or acquisition of assets used in our businesses. These commitments have been typically associated with commodity supply arrangements, capital projects, reservation charges

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

associated with firm transmission, transportation, storage and leases for office space, equipment, plant sites, power generation assets and LPG vessel charters. The following describes the more significant commitments outstanding at June 30, 2012.

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

Guarantees and Indemnifications

In the ordinary course of business, we routinely enter into contractual agreements that contain various representations, warranties, indemnifications and guarantees.  Examples of such agreements include, but are not limited to, service agreements, equipment purchase agreements, engineering and technical service agreements, asset sales agreements and procurement and construction contracts.  Some agreements contain indemnities that cover the other party’s negligence or limit the other party’s liability with respect to third party claims, in which event we will effectively be indemnifying the other party.  Virtually all such agreements contain representations or warranties that are covered by indemnifications against the losses incurred by the other parties in the event such representations and warranties are false.  While there is always the possibility of a loss related to such representations, warranties, indemnifications and guarantees in our contractual agreements, and such loss could be significant, in most cases management considers the probability of loss to be remote.  Related to the indemnifications discussed below, we have accrued approximately $1 million as of June 30, 2012.

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

Black Mountain Guarantee.  Through one of our subsidiaries, we hold a 50 percent ownership interest in Black Mountain (Nevada Cogeneration) (“Black Mountain”), in which our partner is a Chevron subsidiary.  Black Mountain owns the Black Mountain power generation facility and has a power purchase agreement with a third party that extends through April 2023.  In connection with the power purchase agreement, pursuant to which Black Mountain receives payments which decrease in amount over time, we agreed to guarantee 50 percent of certain payments that may be due to the power purchaser under a mechanism designed to protect it from early termination of the agreement.  At June 30, 2012, if an event of default due to early termination had occurred under the terms of the mortgage on the facility entered into in connection with the power purchase agreement, we could have been required to pay the power purchaser approximately $53 million under the guarantee.

Other Indemnities.  We entered into indemnifications regarding environmental, tax, employee and other representations when completing asset sales such as, but not limited, to the Rolling Hills, Calcasieu, CoGen Lyondell and Heard County power generating facilities.  As of June 30, 2012, no claims have been made against these indemnities.  There is no limitation on our liability under certain of these indemnities.  However, management is unaware of any existing claims.

Note 12—Debt
A summary of our long-term debt is as follows:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
DPC Credit Agreement, due 2016 (1)	1,091	1,138	1,097	1,118
DMG Credit Agreement, due 2016 (2)	596	611	—	—
	1,687		1,097
Unamortized premium (discount) on debt, net	(6)		(21)
	1,681		1,076
Less: Amounts due within one year, including non-cash amortization of basis adjustments	16		7
Total Long-Term Debt	$1,665		$1,069
_______________________________________________________________________________

(1)	Please read Note 20—Debt in our Form 10-K for further discussion.

(2)	Please read DMG Credit Agreement below for further discussion.

DMG Credit Agreement.  As a result of the DMG Acquisition, we recorded DMG's senior secured term loan facility with an aggregate outstanding principal amount of $597 million. The DMG Credit Agreement will mature on August 5, 2016 and will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00 percent of the original principal amount of the DMG Credit Agreement with the balance payable on the fifth anniversary of the closing date.
All obligations of DMG under (i) the DMG Credit Agreement (the “DMG Borrower Obligations”) and (ii) at the
election of DMG, Hedging/Cash Management Arrangements are unconditionally guaranteed jointly and severally on a senior secured basis (the “DMG Guarantees”) by each existing and subsequently acquired or organized direct or indirect material domestic subsidiary of DMG (the “DMG Guarantors”), in each case, as otherwise permitted by applicable law, regulation and contractual provision and to the extent such guarantee would not result in adverse tax consequences as reasonably determined by DMG. None of DMG's parent companies are obligated to repay the DMG Borrower Obligations.

The DMG Borrower Obligations, the DMG Guarantees and any Hedging/Cash Management Arrangements are secured by first priority liens on and security interests in 100 percent of the capital stock of DMG and substantially all of the present and after-acquired assets of DMG and each DMG Guarantor. Accordingly, such assets are only available for the creditors of DCIH and its subsidiaries.

The DMG Credit Agreement bears interest, at DMG's option, at either (a) 7.75 percent per annum plus LIBOR, subject to a LIBOR floor of 1.50 percent, with respect to any Eurodollar term loan or (b) 6.75 percent per annum plus the alternate base rate with respect to any ABR term loan. DMG may elect from time to time to convert all or a portion of the term loan from any ABR Borrowing into a Eurodollar Borrowing or vice versa. With some exceptions, the DMG Credit Agreement is non-callable for the first 2 years and is subject to a prepayment premium.

The DMG Credit Agreement contains mandatory prepayment provisions. The outstanding loan under the DMG Credit Agreement is to be prepaid with (a) 100 percent of the net cash proceeds of all asset sales by DMG and its subsidiaries, subject to the right of DMG to reinvest such proceeds if such proceeds are reinvested (or committed to be reinvested) within 12 months and, if so committed to reinvestment, reinvested within 6 months after such initial 12 month period, (b) 50 percent of the net cash proceeds of issuance of equity securities of DMG and its subsidiaries (except to the extent used (x) to prepay the Loans, (y) for capital expenditures and (z) for permitted acquisitions), (c) commencing with the first full fiscal year of DMG to occur after the closing date, 100 percent of excess cash flow; provided that (i) excess cash flow shall be determined after reduction for amounts used for capital expenditures, and restricted payments made and (ii) any voluntary prepayments of the term loans shall be credited against excess cash flow prepayment obligations and (d) 100 percent of the net cash proceeds of issuances, offerings or placements of debt obligations of DMG and its subsidiaries (other than all permitted debt).

The DMG Credit Agreement contains customary events of default and affirmative and negative covenants including, subject to certain specified exceptions, limitations on amendments to constitutive documents, liens, capital expenditures,

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

acquisitions, subsidiaries and joint ventures, investments, the incurrence of debt, fundamental changes, asset sales, sale-leaseback transactions, hedging arrangements, restricted payments, changes in nature of business, transactions with affiliates, burdensome agreements, amendments of debt and other material agreements, accounting changes and prepayment of indebtedness or repurchases of equity interests.

The DMG Credit Agreement contains a requirement that DMG shall establish and maintain a segregated account, subject to the control of the Collateral Trustee (the “DMG Collateral Posting Account”), into which a specified collateral posting amount shall be deposited. DMG may withdraw amounts from the DMG Collateral Posting Account: (i) for the purpose of meeting collateral posting requirements of DMG and the DMG Guarantors; (ii) to prepay the term loan under the DMG Credit Agreement; (iii) to repay certain other permitted indebtedness; and (iv) to the extent any excess amounts are determined to be in the DMG Collateral Posting Account.

The DMG Credit Agreement limits distributions to $90 million per year provided the borrower and its subsidiaries possess at least $50 million of cash and cash equivalents and short-term investments as of the date of the proposed distribution.

Letter of Credit Facility. We also acquired DMG's $100 million fully cash collateralized Letter of Credit Reimbursement and Collateral Agreement pursuant to which letters of credit will be issued at DMG’s request provided that DMG deposits in an account an amount of cash sufficient to cover the face value of such requested letter of credit plus an additional percentage thereof.

Restricted Cash and Investments

The following table depicts our restricted cash:

	June 30, 2012	December 31, 2011
	(in millions)
DPC LC facilities (1)	$297	$455
DH LC facility (1)	27	27
DPC Collateral Posting Account (2)	167	132
DMG LC Facility (3)	42	—
DMG Collateral Posting (2)	65	—
Total restricted cash	$598	$614

_______________________________________________________________________________

(1)	Includes cash posted to support the respective letter of credit reimbursement and collateral agreement.

(2)	Amounts are restricted and may be used for future collateral posting requirements or released per the terms of the applicable credit agreement.

(3)	Includes cash posted to support the letter of credit reimbursement and collateral agreements under the DMG LC facility. Please read "Letter of Credit Facility" above for further discussion.
Note 13—Liabilities Subject to Compromise
A summary of our LSTC as of June 30, 2012 and December 31, 2011 is as follows:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	June 30, 2012	December 31, 2011
	(in millions)
DNE lease termination claim (1)	$695	$300
Senior Notes:
8.75 percent due 2012	88	88
7.5 percent due 2015	785	785
8.375 percent due 2016	1,047	1,047
7.125 percent due 2018	175	175
7.75 percent due 2019	1,100	1,100
7.625 percent due 2026	175	175
Subordinated Debentures payable to affiliates, 8.316 percent, due 2027 (2)	55	200
Interest accrued on Senior Notes and Subordinated Debentures as of November 7, 2011 (2)	116	132
Note payable, affiliate (3)	—	10
Administrative Claim (4)	73	—
Other	6	—
Total Liabilities subject to compromise	$4,315	$4,012
_______________________________________________________________________________

(1)
The estimated amount of the allowed claim related to the Facilities was increased to approximately $695 million during 2012 as a result of entering into the Settlement Agreement. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Note 4—DMG Acquisition for further discussion.

(2) The estimated amount of the allowed claim related to the Subordinated Capital Income Securities payable to affiliate, including accrued interest, was reduced to $55 million during the second quarter 2012 as a result of an amendment to the Settlement Agreement. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Note 4—DMG Acquisition for further discussion.

(3)	During the first quarter 2012, it was determined that no claim related to the Note payable, affiliate would be made. Therefore, the estimated amount of the allowed claim was reduced to zero.

(4)	Amount represents the fair value of the Administrative Claim that was issued to Dynegy upon the effective date of the Settlement Agreement.
Note 14—Related Party Transactions

The following tables summarize the Accounts receivable, affiliates, and Accounts payable, affiliates, on our consolidated balance sheet as of June 30, 2012 and December 31, 2011 and cash received for the three and six months ended June 30, 2012 related to various agreements with Dynegy Inc., as discussed below:

	June 30, 2012		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	Accounts Receivable, Affiliates	Accounts Payable, Affiliates	Cash Received (Paid)	Cash Received (Paid)
	(in millions)
Service Agreements	$—	$1	$4	$15
EMA Agreements	—	—	—	1
Total	$—	$1	$4	$16

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
Energy Management Agreements.    Certain of our subsidiaries have entered into an Energy Management Agency Services Agreement (an "EMA") with DMG. Pursuant to the EMA, our subsidiaries will provide power management services to DMG, consisting of marketing power and capacity, capturing pricing arbitrage, scheduling dispatch of power, communicating with the applicable ISOs or RTOs, purchasing replacement power, and reconciling and settling ISO or RTO invoices. In addition, certain of our subsidiaries will provide fuel management services, consisting of procuring the requisite quantities of fuel and emissions credits, assisting with transportation, scheduling delivery of fuel, assisting DMG with development and implementation of fuel procurement strategies, marketing and selling excess fuel and assisting with the evaluation of present and long-term fuel purchase and transportation options. Our subsidiaries will also assist DMG with risk management by entering into one or more risk management transactions, the purpose of which is to set the price or value any commodity or to mitigate or offset any change in the price or value of any commodity. Our subsidiaries may from time to time provide other services as the parties may agree. Our consolidated statement of operations includes $69 million and $198 million of power purchased from affiliates, which is reflected in Revenues for the three and six months ended June 30, 2012, respectively. Our consolidated statement of operations also includes $24 million and $79 million of coal sold to affiliates, which is reflected in Costs of sales, for the three and six months ended June 30, 2012, respectively. This affiliate activity is presented net of third party activity within revenue and cost of sales. Also, please read Note 6—Risk Management Activities, Derivatives and Financial Instruments for derivative balances with affiliates. As a result of the DMG Acquisition, transactions executed under the Energy Management Agreement are not considered related party transactions subsequent to June 5, 2012.
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
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Cash Management.    The Prepetition Restructurings created new companies, some of which are "bankruptcy remote." These bankruptcy remote entities have an independent manager whose consent is required for certain corporate actions and such entities are required to present themselves to the public as separate entities. They maintain separate books, records and bank accounts and separately appoint officers. Furthermore, they pay liabilities from their own funds, they conduct business in their own names (other than any business relating to the trading activities of us and our subsidiaries), they observe a higher level of formalities, and they have restrictions on pledging their assets for the benefit of certain other persons. In addition, as part of the prepetition Restructurings, some companies within our portfolio were reorganized into "ring-fenced" groups. The upper-level companies in such ring-fenced groups are bankruptcy-remote entities governed by limited liability company operating agreements which, in addition to the bankruptcy remoteness provisions described above, contain certain additional restrictions prohibiting any material transactions with affiliates other than the direct and indirect subsidiaries with the ring-fenced group without independent manager approval.
Pursuant to our Cash Management Agreement, our ring-fenced entities maintain cash accounts separate from those of our non-ring-fenced entities. Cash collected by a ring-fenced entity is not swept into accounts held in the name of any non-ring-fenced entity and cash collected by a non-ring-fenced entity is not swept into accounts held in the name of any ring-fenced entity. The cash in deposit accounts owned by a ring-fenced entity is not used to pay the debts and/or operating expenses of any non-ring-fenced entity, and the cash in deposit accounts owned by a non-ring-fenced entity is not used to pay the debts and/or operating expenses of any ring-fenced entity. There were no material payments for the three and six months ended June 30, 2012 related to the Cash Management Agreement.
DMG Transfer and Undertaking Agreement.    During the six months ended June 30, 2012, we recognized $24 million in interest income related to the Undertaking Agreement which is included in Other income and expense, net, in our consolidated statement of operations. We did not recognize any interest income during the three months ended June 30, 2012 as we impaired the value of the Undertaking as of March 31, 2012 and the valuation as of that date considered the interest payments received during the second quarter of 2012. We received payments of $48 million from Dynegy during the three and six months ended June 30, 2012 related to the Undertaking Agreement. We had approximately $8 million as of December 31, 2011 in interest receivable related to the undertaking, which is reflected in Interest receivable, affiliates on our consolidated balance sheet. The Undertaking Agreement was terminated on June 5, 2012 in connection with the Settlement Agreement. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.
Note payable, affiliates.    On August 5, 2011, Dynegy Coal Holdco, LLC made a loan to the company of $10 million with a maturity of 3 years and an interest rate of 9.25 percent per annum.
The Note payable, affiliate was written off during the first quarter 2012 as it was determined that no claim would be filed related to the note.
Accounts receivable, affiliates.    We have historically recorded intercompany transactions in the ordinary course of business, including the reallocation of deferred taxes between legal entities in accordance with applicable IRS regulations. As a result of such transactions, we have recorded and adjusted over time an affiliate receivable balance in the amount of $846 million at December 31, 2011. This receivable is classified within equity as there are no defined payment terms, it is not evidenced by any promissory note, and there was never an intent for payment to occur. The Accounts receivable, affiliate was settled on June 5, 2012. Please read Note 3—Chapter 11 Cases—Settlement Agreement and Plan Support Agreement for further discussion.
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

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except rates)
Income tax benefit	$1	$75	$7	$133

Effective tax rate	1%	39%	1%	41%

For the three months ended June 30, 2012 and 2011, our overall effective tax rate on continuing operations was different than the statutory rate of 35 percent due primarily to the impact of state taxes.

For the six month period ended June 30, 2012, the difference between the effective rate of 1 percent and the statutory rate of 35 percent resulted primarily from a valuation allowance to eliminate our net deferred tax assets partially offset by the impact of state taxes. As of June 30, 2012, we do not believe we will produce sufficient future taxable income, nor are there tax strategies available, to realize our net deferred tax assets not otherwise realized by reversing temporary differences.

For the six month period ended June 30, 2011, the difference between the effective rates of 41 percent and the statutory rate of 35 percent resulted primarily from the impact of state taxes including a benefit of $6 million related to an increase in state NOLs due to the acceptance of amended returns, which we filed as a result of a change in a tax position, partially offset by an expense of $2 million related to an increase in the Illinois statutory rate.

Note 16—Employee Compensation, Savings and Pension Plans

Our parent, Dynegy, sponsors and administers defined benefit plans and defined contribution plans for the benefit of our employees and also provides other post retirement benefits to retirees who meet age and service requirements which are more fully described in Note 24—Employee Compensation, Savings and Pension Plans in our Form 10-K.

The following are inclusive of net periodic benefit costs related to the Dynegy multi-employer pension and other post-retirement benefit plans. For the three and six months ended June 30, 2012, one month of Dynegy multi-employer plans are included within net periodic benefit costs. For the three and six months ended June 30, 2011 six months of Dynegy multi-employer pension and other post-retirement benefit plans are included within net periodic benefit costs. Please read Note 4—DMG Acquisition for further discussion.

Components of Net Periodic Benefit Cost.  The components of net periodic benefit cost were:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost benefits earned during period	$1	$3	$—	$—
Interest cost on projected benefit obligation	1	3	1	1
Expected return on plan assets	(1)	(4)	—	—
Recognized net actuarial loss	—	2	—	—
Net periodic benefit cost	$1	$4	$1	$1

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

	Pension Benefits		Other Benefits
	Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost benefits earned during period	$1	$6	$1	$1
Interest cost on projected benefit obligation	1	7	1	2
Expected return on plan assets	(1)	(8)	—	—
Recognized net actuarial loss	—	3	—	—
Net periodic benefit cost	$1	$8	$2	$3

Contributions.  During the six months ended June 30, 2012 we made $7 million in contributions through certain service agreements to our pension plans and less than $1 million to our other post-retirement benefit plans.  We made $6 million in contributions to our pension plans or other post-retirement benefit plans during the six months ended June 30, 2011.  We expect to make no contributions to our pension plans and to our other benefit plans during the remainder of 2012.

Note 17—Segment Information

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

Additionally, on September 1, 2011, we completed the DMG Transfer; therefore, the results of our Coal segment were not included as of September 1, 2011. On June 5, 2012, we completed the DMG Acquisition; therefore the results of our Coal segment were included for the period of June 6, 2012 through June 30, 2012. Please read Note 4—DMG Acquisition for further discussion of the DMG Acquisition.

Reportable segment information, including inter-company transactions accounted for at prevailing market rates, for the three and six months ended June 30, 2012 and 2011 is presented below:

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Segment Data as of and for the Three Months Ended June 30, 2012
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$40	$230	$20	$—	$290
Total revenues	$40	$230	$20	$—	$290

Depreciation and amortization	$(4)	$(36)	$—	$(3)	$(43)
General and administrative expense	(5)	(15)	(1)	4	(17)

Operating income (loss)	$(22)	$13	$(5)	$2	$(12)

Bankruptcy reorganization charges					(22)
Other items, net					6
Interest expense					(42)
Loss from continuing operations before income taxes					(70)
Income tax benefit					1
Net loss					$(69)

Identifiable assets (domestic)	$1,340	$5,254	$42	$163	$6,799
Capital expenditures	$(11)	$(12)	$—	$(5)	$(28)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Segment Data as of and for the Three Months Ended June 30, 2011
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$128	$178	$20	$—	$326
Total revenues	$128	$178	$20	$—	$326

Depreciation and amortization	$(40)	$(33)	$—	$(2)	$(75)
Impairment and other charges	—	—	(1)	—	(1)
General and administrative expense	(10)	(12)	(3)	2	(23)

Operating loss	$(47)	$(32)	$(24)	$(1)	$(104)

Other items, net	2	1	—	—	3
Interest expense					(89)
Loss from continuing operations before income taxes					(190)
Income tax benefit					75
Net loss					$(115)

Identifiable assets (domestic)	$3,617	$4,265	$520	$1,394	$9,796
Capital expenditures	$(44)	$(17)	$(1)	$—	$(62)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Segment Data as of and for the Six Months Ended June 30, 2012
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$40	$498	$27	$—	$565
Total revenues	$40	$498	$27	$—	$565

Depreciation and amortization	$(4)	$(56)	$—	$(5)	$(65)
General and administrative expense	(5)	(30)	(2)	—	(37)
Operating income (loss)	$(22)	$32	$(20)	$(4)	$(14)
Impairment of Undertaking receivable, affiliate	—	—	—	(832)	(832)
Other items, net	5	2	—	23	30
Bankruptcy reorganization charges	—	—	(589)	320	(269)
Interest expense					(73)
Loss from continuing operations before income taxes					(1,158)
Income tax benefit					7
Net loss					$(1,151)

Identifiable assets (domestic)	$1,340	$5,254	$42	$163	$6,799
Capital expenditures	$(11)	$(20)	$—	$(6)	$(37)

DYNEGY HOLDINGS, LLC
(A LIMITED LIABILITY COMPANY)
DEBTOR-IN-POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the Interim Periods Ended September 30, 2011 and 2010

Segment Data as of and for the Six Months Ended June 30, 2011
(in millions)

	Coal	Gas	DNE	Other and Eliminations	Total
Unaffiliated revenues:
Domestic	$328	$445	$58	$—	$831
Total revenues	$328	$445	$58	$—	$831

Depreciation and amortization	$(130)	$(67)	$—	$(4)	$(201)
Impairment and other charges	—	—	(1)	—	(1)
General and administrative expense	(21)	(25)	(7)	(11)	(64)
Operating loss	$(79)	$(19)	$(39)	$(17)	$(154)

Other items, net	2	1	—	1	4
Interest expense					(178)
Loss from continuing operations before income taxes					(328)
Income tax benefit					133
Net loss					$(195)

Identifiable assets (domestic)	$3,617	$4,265	$520	$1,394	$9,796
Capital expenditures	$(87)	$(40)	$(1)	$—	$(128)

DYNEGY HOLDINGS, LLC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the Interim Periods Ended June 30, 2012 and 2011

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the unaudited condensed consolidated financial statements and the notes thereto included in this report and with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

We are a holding company and conduct substantially all of our business operations through our subsidiaries.  Our current business operations are focused primarily on the power generation sector of the energy industry.  We report the results of our power generation business as three separate segments in our unaudited condensed consolidated financial statements.  Prior to this report, we reported results for the following segments: (i) GEN-MW, (ii) GEN-WE and (iii) GEN-NE.  Beginning with the third quarter 2011, our reportable segments are: (i) Coal; (ii) Gas and (iii) DNE.  Accordingly, we have recast the corresponding items of segment information for all prior periods.  Our unaudited condensed consolidated financial results also reflect corporate-level expenses such as interest and depreciation and amortization.  General and administrative expenses are allocated to each reportable segment. Additionally, on June 5, 2012, we reacquired the Coal segment (including DMG); therefore the results of our Coal segment were included for the period of June 6, 2012 through June 30, 2012.

Chapter 11 Cases.  On November 7, 2011, the DH Debtor Entities filed the DH Chapter 11 Cases. On July 6, 2012, Dynegy commenced the Dynegy Chapter 11 Case. Only the DH Debtor Entities and our parent Dynegy sought relief under the Bankruptcy Code, and none of our other direct or indirect subsidiaries are debtors thereunder. The normal day-to-day operations of the natural gas-fired power generation facilities held by DPC and the coal-fired power generation facilities held by DMG continue without interruption. The commencement of either of the Chapter 11 Cases did not constitute a default under the DPC Credit Agreement or DMG Credit Agreement. Please see Note 3—Chapter 11 Cases for further discussion of the Chapter 11 Cases and the related Settlement Agreement and Plan Support Agreement.

As of May 1, 2012, the restructuring support agreement was terminated in its entirety and superseded by the Settlement Agreement and Plan Support Agreement, which was approved by the Bankruptcy Court on June 1, 2012 and became effective on June 5, 2012. On June 5, 2012, pursuant to the Approval Order and the Settlement Agreement, Dynegy and DH entered into a Contribution Agreement, pursuant to which 100% of the outstanding equity interests of Dynegy Coal Holdco, LLC (“Coal Holdco”) were transferred from Dynegy to DH (the "DMG Acquisition") In full consideration for such contribution and in accordance with the terms of the Settlement Agreement and the Approval Order, (i) Dynegy received the “Administrative Claim, (ii) the Prepetition Litigation, the Adversary Proceeding and the intercompany receivable were dismissed with prejudice or released and (iii) the parties to the Settlement Agreement issued and received the releases set forth in the Settlement Agreement. Also pursuant to the Settlement Agreement on June 5, 2012, the Undertaking Agreement and the DH Promissory Note were terminated with no further obligations thereunder. Please read Note 3—Chapter 11 Cases for further discussion.

On June 18, 2012, the Plan Proponents filed the Third Amended Plan and the Third Amended Disclosure Statement for DH with the Bankruptcy Court and on July 3, 2012, the Bankruptcy Court entered the DH Disclosure Statement Order. Bankruptcy Court approval of the Third Amended Disclosure Statement, among other things, authorized DH and Dynegy, in the event Dynegy later commenced a chapter 11 case in the Bankruptcy Court, to modify the Third Amended Plan and Third Amended Disclosure Statement as necessary to constitute a plan of reorganization and disclosure statement for both DH and Dynegy, as debtors. In connection with the Dynegy Chapter 11 Case, Dynegy submitted a first day motion to the Bankruptcy Court seeking to have certain relief entered in the DH Chapter 11 Cases made applicable to the Dynegy Chapter 11 Case, including the DH Disclosure Statement Order. On July 10, 2012, the Bankruptcy Court entered the Dynegy Disclosure Statement Order, which allowed DH and Dynegy to begin soliciting formal creditor votes on the Plan.

Pursuant to the Settlement Agreement, we completed the DMG Acquisition. We accounted for this transaction as a business combination. Accordingly, assets acquired and liabilities assumed were recognized at their fair value as of the acquisition date. Please refer to Note 4—DMG Acquisition for further details regarding fair value of net assets acquired.

On July 12, 2012, the Plan Proponents filed the Plan for Dynegy and DH and the related Disclosure Statement with the Bankruptcy Court. On August 27, 2012, the results of the vote on the Plan were filed with the Bankruptcy Court, with creditors holding over $3.5 billion of claims, or more than 99% of the value of the claims that voted, approving the Plan (this reflects approximately 87% of the number of creditors who voted). Further, Dynegy announced that the Consenting Senior Noteholders, the Lease Trustee and the Creditors' Committee selected the initial directors to be appointed to Dynegy's Board. At a hearing on September 5, 2012, the Bankruptcy Court found that DH and Dynegy had met all the Plan confirmation requirements under the Bankruptcy Code. Accordingly, on September 10, 2012, the Bankruptcy Court entered its Confirmation Order.

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

As a result of the Reorganization, our primary sources of internal liquidity are cash flows from operations and cash on hand.  Please read Note 12—Debt for further information.  Cash on hand includes cash proceeds from the DPC Credit Agreement and the DMG Credit Agreement, which is limited in use and distribution as further described in footnote 1 to the liquidity table below.

Our primary sources of external liquidity are proceeds from capital market transactions to the extent we engage in such transactions.

Current Liquidity.  The following tables summarize our liquidity position at September 7, 2012 and June 30, 2012.

	September 7, 2012
	DPC	DMG (1)	Other (2)	Total
	(in millions)
LC capacity, inclusive of required reserves (3)	252	34	27	$313
Less: Required reserves (3)	(8)	(1)	(1)	(10)
Less: Outstanding letters of credit	(236)	(29)	(26)	(291)
LC availability	8	4	—	12
Cash and cash equivalents	59	60	561	680
Collateral posting account (4)	238	69		307
Total available liquidity (5)	$305	$133	$561	$999

	June 30, 2012
	DPC	DMG (1)	Other (2)	Total
	(in millions)
LC capacity, inclusive of required reserves (3)	$298	$41	$27	$366
Less: Required reserves (3)	(9)	(1)	(1)	(11)
Less: Outstanding letters of credit	(239)	(29)	(26)	(294)
LC availability	50	11	—	61
Cash and cash equivalents	47	67	542	656
Collateral Posting Account (4)	167	65	—	232
Total available liquidity (5)	$264	$143	$542	$949
_______________________________________________________________

(1)
On June 5, 2012, Dynegy contributed and assigned to us all of its right, title, and interest in and to one hundred percent (100%) of the issued and outstanding membership interests of DMG. At such time, the Undertaking Agreement was terminated with no further obligations. As such, liquidity position amounts for DMG as of September 7, 2012 and June 30, 2012 , but not as of December 31, 2011 are presented.

(2)
Other cash consists of $173 million and $173 million at Coal Holdco; $305 million and $305 million at Dynegy Gas Holdco, LLC; $14 million and $11 million at Dynegy Administrative Services Company; $49 million and $52 million at the Company; and $20 million and $1 million at Dynegy Northeast Generation, Inc. as of September 7, 2012 and June 30, 2012.

(3)
The LC facilities were collateralized with cash proceeds received under the New Credit Agreements. The amount of the LC availability plus any unused required reserves of 3 percent of the unused capacity, may be withdrawn from the LC facilities with three days written notice for unrestricted use in the operations of the applicable entity. LC capacity as of September 7, 2012 and June 30, 2012 reflects a reduction in capacity for DMG and DPC following the requested release of unused cash collateral from restricted cash. Actual commitment amounts under each credit agreement have not been reduced, and DMG and DPC can increase the LC capacity up to the original commitment amount in the future by posting additional cash collateral.

(4)
The collateral posting account included in the above liquidity tables is restricted per the DMG Credit Agreement and the DPC Credit Agreement and may be used for future collateral posting requirements or released per the terms of the applicable credit agreement.

(5)	Does not reflect our ability to use the first lien structure as described in "Collateral Postings" below.

DPC and DMG Restricted Payments.  The DPC Credit Agreement and the DMG Credit Agreement allow distributions by DPC and DMG to their parents of up to $135 million and $90 million per year, respectively, provided the borrower and its subsidiaries possess at least $50 million of unrestricted cash and short-term investments as of the date of the proposed distribution. There were no distributions by DPC or DMG during the first half of 2012.

Collateral Postings. We use a significant portion of our capital resources in the form of cash and letters of credit to satisfy counterparty collateral demands. These counterparty collateral demands reflect our non-investment grade credit ratings and counterparties' views of our financial condition and ability to satisfy our performance obligations, as well as commodity prices and other factors. The following table summarizes our collateral postings to third parties by legal entity at September 7, 2012, June 30, 2012, and December 31, 2011:

	September 7, 2012	June 30, 2012	December 31, 2011
	(in millions)
Dynegy Power, LLC:
Cash	$91	$117	$44
Letters of credit	235	239	386
Total DPC	$326	$356	$430

Dynegy Midwest Generation, LLC:
Cash (1)	$20	$23	$—
Letters of credit	29	29	—
Total DMG	$49	$52	$—

Dynegy Holdings, LLC:
Cash	$2	$2	$—
Letters of credit	26	26	26
Total DH	$28	$28	$26

_______________________________________________________________
(1) Includes Broker margin account on our unaudited condensed consolidated balance sheets, as well as other collateral postings included in Prepayments and other current assets on our unaudited condensed consolidated balance sheets.

The change in letters of credit postings from December 31, 2011 to June 30, 2012 is due to a decision to post cash as collateral from the Collateral Posting Accounts instead of letters of credit, reductions due to ordinary course settlements and market conditions, use of first liens, and cancellation of certain contracts. Collateral postings decreased from June 30, 2012 to September 7, 2012 primarily due to settlements and market conditions.

In addition to cash and letters of credit posted as collateral, we have granted additional permitted first priority liens on the assets already subject to first priority liens under the DMG Credit Agreement and the DPC Credit Agreement. The additional liens were granted as collateral under certain of our derivative agreements in order to reduce the cash collateral and letters of credit that we would otherwise be required to provide to the counterparties under such agreements. The counterparties under such agreements would share the benefits of the collateral subject to such first priority liens ratably with the lenders under the DMG Credit Agreement and the DPC Credit Agreement.

The fair value of DMG's derivatives collateralized by first priority liens included liabilities of $13 million and $11 million at September 7, 2012 and June 30, 2012, respectively. The fair value of DPC's derivatives collateralized by first priority liens included liabilities of $104 million and $84 million at September 7, 2012 and June 30, 2012, respectively.

We expect counterparties' future collateral demands to continue to reflect changes in commodity prices, including seasonal changes in weather-related demand, as well as their views of our creditworthiness. Our ability to use forward economic hedging instruments could be limited due to the collateral requirements and the use of such instruments entails.

Operating Activities

Historical Operating Cash Flows.  Our cash flow used by operations totaled $107 million for the six months ended June 30, 2012.  During the period, our power generation business used cash of $100 million from the operation of our power generation facilities primarily due to increased collateral postings to satisfy our counterparty collateral demands and interest payments on the DPC Credit Agreement. Corporate and other operations included a use of cash of approximately $7 million primarily due to general and administrative expenses.

Our cash flow used in operations totaled $86 million for the six months ended June 30, 2011.  During the period, our power generation business provided positive cash flow from operations of $178 million from the operation of our power generation facilities after $92 million of cash outflows to our clearing manager.  Corporate and other operations used approximately $264 million of cash primarily for interest payments to service debt and general and administrative expenses.

Future Operating Cash Flows.  Our future operating cash flows will vary based on a number of factors, many of which are beyond our control, including the price of power, the prices of natural gas, coal, and fuel oil and their correlation to power prices, collateral requirements, the value of capacity and ancillary services, the run time of our generating facilities, the effectiveness of our commercial strategy, legal, environmental and regulatory requirements, our ability to achieve the cost savings contemplated in our cost reduction programs, our ability to capture value associated with commodity price volatility and the outcome of the Chapter 11 Cases.

Investing Activities

Capital Expenditures.  We had approximately $37 million and $128 million in capital expenditures during the six months ended June 30, 2012 and 2011, respectively.  Our capital spending by reportable segment was as follows:

	For the Six Months Ended
	June 30,
	2012	2011
	(in millions)
Coal (1)	$11	$87
Gas	20	40
DNE	—	1
Other and eliminations	6	—
Total	$37	$128
 _______________________________________________________________

(1) On September 1, 2011, we completed the DMG Transfer. On June 5, 2012, we completed the Coal HoldCo Acquisition. Therefore, capital expenditures are included only from June 6, 2012 to June 30, 2012 for the sixth month period ended June 30, 2012.

Other Investing Activities.  In connection with the DMG Acquisition on June 5, 2012, we acquired $256 million in cash and received $16 million related to the Undertaking. There was a $134 million cash inflow related to restricted cash balances during the six months ended June 30, 2012. Other also included $3 million of property insurance claim proceeds.

Cash outflow related to purchases of short-term investments during the six months ended June 30, 2011 totaled $235 million.  Cash inflow related to maturities from short-term investments for the six months ended June 30, 2011 totaled $201 million.  There was a $53 million cash inflow related to restricted cash balances during the six months ended June 30, 2011 from the release of $50 million related to the expiration of a security and deposit agreement and a decrease of $3 million in the restricted cash balance related to the Sithe senior notes. Other included $10 million of property insurance claim proceeds.

Financing Activities

Historical Cash Flow from Financing Activities.  Cash flow used by financing activities totaled $7 million for the six months ended June 30, 2012 due to repayments of borrowings on the DMG and the DPC Credit Agreements.

Cash flow provided by financing activities totaled $286 million for the six months ended June 30, 2011 due to $400 million in proceeds from long-term borrowings against the revolver capacity. This was offset by an $80 million repayment of our 6.875 percent senior notes, $33 million of repayments of borrowings on the Sithe senior debt and $1 million in fees associated with the DPC Credit Agreement and DMG Credit Agreement.

Financing Trigger Events.  The debt instruments and other financial obligations related to our subsidiaries which have not filed for bankruptcy include provisions which, if not met, could require early payment, additional collateral support or similar actions.  The trigger events connected to the financing of our non-debtor subsidiaries include the violation of covenants, defaults on scheduled principal or interest payments, including any indebtedness to the extent linked to it by reason of cross-default or cross-acceleration provisions insolvency events, acceleration of other financial obligations and change of control provisions.  Our non-debtor subsidiaries do not have any trigger events tied to specified credit ratings or stock price in our debt instruments and are not party to any contracts that require us to issue equity based on credit ratings or other trigger events.

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
_______________________________________________________________
(1)   Moody’s Investor Services withdrew its Corporate family rating of the DH senior unsecured bonds after the Debtor Entities filed the Chapter 11 Cases. Standard & Poor's withdrew its Corporate family rating and the rating of the DH senior unsecured bonds on May 18, 2012.

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

RESULTS OF OPERATIONS

Overview

In this section, we discuss our results of operations, both on a consolidated basis and, where appropriate, by segment, for the three and six month periods ended June 30, 2012 and 2011.  We have included our outlook for each segment at the end of this section.
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
 On September 1, 2011, we completed the DMG Transfer. On June 5, 2012, we completed the DMG Acquisition. Therefore the results of our Coal segment (including DMG) were included for the period of June 6, 2012 through June 30, 2012 and for the three and six month periods ended June 30, 2011.

 Consolidated Summary Financial Information — Three Months Ended June 30, 2012

The following table provides summary financial data regarding our consolidated results of operations for the three month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(dollars in millions)
Revenues	$290	$326	$(36)	(11)%
Cost of sales	(179)	(225)	46	20%
Gross margin, exclusive of depreciation shown separately below	111	101	10	10%
Operating and maintenance expense, exclusive of depreciation shown separately below	(63)	(106)	43	41%
Depreciation and amortization expense	(43)	(75)	32	43%
Impairment and other charges	—	(1)	1	100%
General and administrative expenses	(17)	(23)	6	26%
Operating loss	(12)	(104)	92	88%
Interest expense	(42)	(89)	47	53%
Bankruptcy reorganization charges	(22)	—	(22)	(100)%
Other income and expense, net	6	3	3	100%
Loss before income taxes	(70)	(190)	120	63%
Income tax benefit	1	75	(74)	(99)%
Net loss	$(69)	$(115)	$46	40%

The following tables provide summary financial data regarding our operating income (loss) by segment for the three month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30, 2012
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$40	$230	$20	$—	$290
Cost of sales	(39)	(131)	(9)	—	(179)
Gross margin, exclusive of depreciation shown separately below	1	99	11	—	111
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(14)	(35)	(15)	1	(63)
Depreciation and amortization expense	(4)	(36)	—	(3)	(43)
General and administrative expense	(5)	(15)	(1)	4	(17)
Operating income (loss)	$(22)	$13	$(5)	$2	$(12)

	Three Months Ended June 30, 2011
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$128	$178	$20	$—	$326
Cost of sales	(86)	(128)	(11)	—	(225)
Gross margin, exclusive of depreciation shown separately below	42	50	9	—	101
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(39)	(37)	(29)	(1)	(106)
Depreciation and amortization expense	(40)	(33)	—	(2)	(75)
Impairment and other charges	—	—	(1)	—	(1)
General and administrative expense	(10)	(12)	(3)	2	(23)
Operating loss	$(47)	$(32)	$(24)	$(1)	$(104)

Discussion of Consolidated Results of Operations

Revenues.  Revenues decreased by $36 million from $326 million for the second quarter 2011 to $290 million for the second quarter 2012.  Of this decrease, $51 million is due to only one month of Coal activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012. The remaining change is an increase primarily due to higher volumes generated, other revenues and higher mark-to-market gains on forward sales of power and other derivatives for the second quarter 2012 compared to second quarter 2011, partially offset by lower market prices, as well as less revenue from premiums and the financial settlement of derivative instruments, as further described below.

Cost of Sales.  Cost of sales decreased by $46 million from $225 million for the second quarter 2011 to $179 million for the second quarter 2012.  Of this decrease, $57 million is due to only one month of Coal activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012. The remaining increase is primarily due to the $12 million fair value adjustment of the freight and coal contracts in June 2012.

Operating and Maintenance Expense, Exclusive of Depreciation Shown Separately Below.  Operating and maintenance expense decreased by $43 million from $106 million for the second quarter 2011 to $63 million for the second quarter 2012.  Of this decrease, $26 million is due to only one month of Coal activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012. The remaining $18 million decrease is due primarily to a decrease in lease expense associated with the rejection of the leases of the Roseton and Danskammer power generation facilities.

Depreciation and Amortization Expense.  Depreciation expense decreased by $32 million from $75 million for the second quarter 2011 to $43 million for the second quarter 2012. The decrease is primarily due to only one month of Coal activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012.

General and Administrative Expenses.  General and administrative expenses decreased by $6 million from $23 million for the three months ended June 30, 2011 to $17 million for the three months ended June 30, 2012. The decrease is primarily due to only one month of Coal activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012.

Bankruptcy Reorganization Charges. Bankruptcy reorganization charges for the three months ended June 30, 2012 were approximately $22 million. These charges consist of approximately $14 million for expenses incurred related to our advisors and $8 million related to the change in the value of the Administrative Claim. There were no such charges during the three months ended June 30, 2011. Please read Note 3—Chapter 11 Cases and Note 17—Segment Information for further discussion.

 Interest Expense.  Interest expense totaled $42 million and $89 million for the three months ended June 30, 2012 and 2011, respectively.  The decrease was primarily due to the absence of interest related to our unsecured notes and debentures in the three months ended June 30, 2012 as a result of the DH Chapter 11 Cases and the repayment of our prior credit agreement. These decreases were partially offset by interest related to the DPC and DMG Credit Agreements which have higher borrowing rates.

 Income Tax Benefit.  We reported an income tax benefit from continuing operations of $1 million for the three month period ended June 30, 2012, compared to an income tax benefit from continuing operations of $75 million for the three months ended June 30, 2011.  The effective tax rate in 2012 was 1 percent, compared to 39 percent for 2011.

For the three month period ended June 30, 2012, the difference between the effective rates of 1 percent and 35 percent resulted primarily from a valuation allowance to eliminate our net deferred tax assets partially offset by the impact of state taxes. As of June 30, 2012, we do not believe we will produce sufficient future taxable income, nor are there tax strategies available, to realize our net deferred tax assets not otherwise realized by reversing temporary differences. For the three month period ended June 30, 2011, the difference between the effective rate of 39 percent and the statutory rate of 35 percent resulted primarily from the impact of state taxes.

Discussion of Segment Results of Operations

Coal Segment.  Both on-peak and off-peak power prices were lower in the second quarter 2012 compared to the second quarter 2011 while generation volumes decreased period over period.

As discussed above, as a result of the DMG Acquisition, 2012 results only include the results of the Coal segment for the period of June 6, 2012 through June 30, 2012. The following table provides summary financial data regarding our Coal segment results of operations for the three month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$42	$174	$(132)	(76)%
Capacity	—	1	(1)	(100)%
Financial transactions:
Mark-to-market loss	(2)	(65)	63	97%
Financial settlements	(1)	4	(5)	(125)%
Option premiums	1	16	(15)	(94)%
Total financial transactions	(2)	(45)	43	96%
Other (1)	—	(2)	2	100%
Total revenues	40	128	(88)	(69)%
Cost of sales	(39)	(86)	47	55%
Gross margin	$1	$42	$(41)	(98)%
Million Megawatt Hours Generated	1.7	5.8	(4.1)	(71)%
In Market Availability for Coal Fired Facilities (2)	92%	94%
Average Quoted On-Peak Market Power Prices ($/MWh) (3):	0	0
Indiana (Indy Hub) (4)	$38	$44	$(6)	(14)%
 _______________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.

(3)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

(4)	The market reference for 2011 was Cinergy (Cin Hub).

Gross margin for Coal decreased by $41 million from $42 million for the three months ended June 30, 2011, to $1 million for the three months ended June 30, 2012.  Approximately $47 million of the decrease is due to the following:

•
Energy revenue decreased by $19 million and the corresponding cost of sales decreased by $2 million, for a total decrease in energy margin of $17 million. The decrease in energy revenue is due to lower market prices and more planned outages, both of which led to lower volumes produced. Much of the market impacts on volume occurred during off-peak hours. The decrease in cost of sales is due to lower production partially offset by $12 million of amortization of intangible assets related to freight and coal contracts in June 2012.

•	Mark-to-market revenue decreased by $10 million from income of $8 million in the second quarter 2011 to a loss of $2 million in the second quarter 2012.

•	Premium revenue decreased by $8 million due to a reduction in the number of options sold in the second quarter 2012 compared to the second quarter 2011.

The above decreases were partially offset by an increase of approximately $6 million due to negative gross margin during the three months ended June 30, 2011 that was not repeated in the three months ended June 30, 2012 as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012.

Gas Segment.  Spark-spreads were higher in the second quarter 2012 compared to the second quarter 2011 resulting in higher generation volumes period over period.

 The following table provides summary financial data regarding our Gas segment results of operations for the three month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$138	$107	$31	29%
Capacity	54	53	1	2%
Tolls	19	20	(1)	(5)%
RMR	3	1	2	200%
Natural gas	30	31	(1)	(3)%
Financial transactions:
Mark-to-market income (loss)	21	(51)	72	141%
Financial settlements	(60)	(21)	(39)	(186)%
Option premiums	3	30	(27)	(90)%
Total financial transactions	(36)	(42)	6	14%
Other (1)	22	8	14	175%
Total revenues	230	178	52	29%
Cost of sales	(131)	(128)	(3)	(2)%
Gross margin	$99	$50	$49	98%
Million Megawatt Hours Generated (2)	4.8	2.6	2.2	85%
Average Capacity Factor for Combined Cycle Facilities (3)	50%	27%
Average Quoted On-Peak Market Power Prices ($/MWh) (4):	0	0
Commonwealth Edison (NI Hub)	$32	$44	$(12)	(27)%
PJM West	$39	$56	$(17)	(30)%
North of Path 15 (NP 15)	$26	$34	$(8)	(24)%
New York—Zone A	$32	$42	$(10)	(24)%
Mass Hub	$35	$49	$(14)	(29)%
Average Market Spark Spreads ($/MWh) (5):	—	—
PJM West	$22	$24	$(2)	(8)%
North of Path 15 (NP 15)	$6	$—	$6	100%
New York—Zone A	$13	$7	$6	86%
Mass Hub	$18	$16	$2	13%
Average natural gas price—Henry Hub ($/MMBtu) (6)	$2.27	$4.35	$(2.08)	(48)%
 _______________________________________________________________
(1)                   Other includes ancillary services and other miscellaneous items.
(2)                   Includes our ownership percentage in the MWh generated by our investment in the Black Mountain power generation facility for the three months ended June 30, 2012 and 2011, respectively.
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

Gross margin for Gas increased by $49 million from $50 million for the three months ended June 30, 2011, to $99 million for the three months ended June 30, 2012.  This increase is driven by the following:

•
Mark-to-market revenue increased by $72 million due to a net change in mark-to-market losses of $51 million in the second quarter 2011 to mark-to-market revenue of $21 million in the second quarter 2012.

•
Energy revenue and the corresponding cost of sales increased by $31 million and $3 million, respectively, for a net increase in energy margin of $28 million. Energy revenue and cost of sales increased due to higher volumes generated. Volumes were up due to higher spark spreads at Moss Landing, Kendall, Independence and Casco Bay in the second quarter 2012 compared to the second quarter 2011. Volumes were also up due to fewer planned outage hours at Moss Landing which were partially offset by more planned outage hours at Kendall. The increases to both energy revenue and cost of sales caused by higher generation volumes were offset by lower power and gas pricing across all regions.

•
Other revenue increased by $14 million primarily due to the termination of certain contractual arrangements related to our Gas assets in the West. Please read Note 11—Commitments and Contingencies—SCE Termination for further discussion.

The above increases were partially offset by the following decreases:

•	Settlements revenue decreased by $39 million primarily due to an increase in settlement expense associated with gas positions executed in prior periods.

•	Premium revenue decreased by $27 million due to a reduction in the number of options sold.

DNE Segment.  During the period, dark spreads at Danskammer were compressed by lower Zone G prices and increased coal prices.

The following table provides summary financial data regarding our DNE segment results of operations for the three month periods ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$14	$18	$(4)	(22)%
Capacity	5	5	—	—%
Financial transactions:
Mark-to-market loss	(1)	(13)	12	92%
Financial settlements	—	9	(9)	(100)%
Financial transactions	(1)	(4)	3	75%
Other (1)	2	1	1	100%
Total revenues	20	20	—	—%
Cost of sales	(9)	(11)	2	18%
Gross margin	$11	$9	$2	22%
Million Megawatt Hours Generated	0.2	0.2	—	—%
In Market Availability for Coal Fired Facilities (2)	86%	97%
Average Capacity Factor—Coal	6%	16%
Average Capacity Factor—Gas	4%	3%
Average Quoted On-Peak Market Power Prices ($/MWh) (3):	0	0
New York—Zone G	$40	$56	$(16)	(29)%
Average Market Spark Spreads ($/MWh) (4):	0	0
Fuel Oil	$(149)	$(131)	$(18)	(14)%
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

Gross margin for DNE increased by $2 million from $9 million for the three months ended June 30, 2011, to $11 million for the three months ended June 30, 2012. This increase is driven by the following:

•
Mark-to-market revenue increased by $12 million due to a net change in mark-to-market losses of $13 million in the second quarter 2011 to $1 million in the second quarter 2012. In 2011 the financial instruments associated with DNE were closed and there were significantly fewer financial instruments in 2012.

The above increase was partially offset by the following:

•
Energy revenue and the corresponding cost of sales decreased by $4 million and $2 million respectively for a net decrease in energy margin of $2 million. Energy margin decreased due to lower power prices and lower generation volumes. The decrease in volumes is due to fewer economic opportunities to dispatch in 2012 compared to 2011.

•
Settlement revenue decreased by $9 million due to a reduction in the use of financial instruments to hedge DNE. In 2011, a majority of these instruments were terminated with only limited derivatives in 2012.

Consolidated Summary Financial Information — Six Months Ended June 30, 2012

The following table provides summary financial data regarding our consolidated results of operations for the six month periods ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues	$565	$831	$(266)	(32)%
Cost of sales	(365)	(503)	138	27%
Gross margin, exclusive of depreciation shown separately below	200	328	(128)	(39)%
Operating and maintenance expense, exclusive of depreciation shown separately below	(112)	(216)	104	48%
Depreciation and amortization expense	(65)	(201)	136	68%
Impairment and other charges	—	(1)	1	100%
General and administrative expenses	(37)	(64)	27	42%
Operating loss	(14)	(154)	140	91%
Interest expense	(73)	(178)	105	59%
Bankruptcy reorganization charges	(269)	—	(269)	(100)%
Impairment of Undertaking receivable, affiliate	(832)	—	(832)	(100)%
Other income and expense, net	30	4	26	650%
Loss from continuing operations before income taxes	(1,158)	(328)	(830)	(253)%
Income tax benefit	7	133	(126)	(95)%
Loss from continuing operations	(1,151)	(195)	(956)	(490)%
Income from discontinued operations, net of taxes	—	—	—	—%
Net loss	$(1,151)	$(195)	$(956)	(490)%

The following tables provide summary financial data regarding our operating income (loss) by segment for the six month periods ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30, 2012
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$40	$498	$27	$—	$565
Cost of sales	(39)	(311)	(15)	—	(365)
Gross margin, exclusive of depreciation shown separately below	1	187	12	—	200
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(14)	(69)	(30)	1	(112)
Depreciation and amortization expense	(4)	(56)	—	(5)	(65)
General and administrative expense	(5)	(30)	(2)	—	(37)
Operating income (loss)	$(22)	$32	$(20)	$(4)	$(14)

	Six Months Ended June 30, 2011
	Coal	Gas	DNE	Other	Total
	(in millions)
Revenues	$328	$445	$58	$—	$831
Cost of sales	(177)	(293)	(33)	—	(503)
Gross margin, exclusive of depreciation shown separately below	151	152	25	—	328
Operating and maintenance expense, exclusive of depreciation and amortization expense shown separately below	(79)	(79)	(56)	(2)	(216)
Depreciation and amortization expense	(130)	(67)	—	(4)	(201)
Impairment and other charges	—	—	(1)	—	(1)
General and administrative expense	(21)	(25)	(7)	(11)	(64)
Operating loss	$(79)	$(19)	$(39)	$(17)	$(154)

Discussion of Consolidated Results of Operations

Revenues.  Revenues decreased by $266 million from $831 million for the six months ended June 30, 2011 to $565 million for the six months ended June 30, 2012.  Of this decrease, $251 million is due to only one month of Coal activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012. The remaining decrease is primarily related to lower market prices, as well as less revenue from premiums and the financial settlement of derivative instruments, as further described below. This decrease is offset by higher mark-to-market gains on forward sales of power and other derivatives in 2012 compared to 2011.

Cost of Sales.  Cost of sales decreased by $138 million from $503 million for the six months ended June 30, 2011 to $365 million for the six months ended June 30, 2012.  Of this decrease, $148 million is due to only one month of Coal activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012. The remaining increase is primarily due to the $12 million fair value adjustment of the freight and coal contracts in June 2012.

Operating and Maintenance Expense, Exclusive of Depreciation Shown Separately Below.  Operating and maintenance expense decreased by $104 million from $216 million for the six months ended June 30, 2011 to $112 million for the six months ended June 30, 2012.  Of this decrease, $65 million is due to only one month of Coal activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012. The remaining decrease of $39 million is due primarily to a decrease in lease expense associated with the rejection of the leases of the Roseton and Danskammer power generation facilities.

Depreciation and Amortization Expense.  Depreciation expense decreased by $136 million from $201 million for the six months ended June 30, 2011 to $65 million for the six months ended June 30, 2012.  Of this decrease, $117 million is due to only one month of Coal activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent

DMG Acquisition on June 5, 2012. The remaining decrease of $19 million is primarily due to a $16 million reduction in our asset retirement obligations associated with the South Bay facility in 2012 that is reflected as a reduction in depreciation and amortization expense because South Bay is fully depreciated.

General and Administrative Expenses.  General and administrative expenses decreased $27 million from $64 million for the six months ended June 30, 2011 to $37 million for the six months ended June 30, 2012. Of this decrease, $11 million is due to only one month of Coal activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012. The remaining decrease of $16 million is primarily the result of lower lease expense, salaries and benefits and other professional services.

Bankruptcy Reorganization Charges. Bankruptcy reorganization charges for the six months ended June 30, 2012 were approximately $269 million. These charges consist of charges of approximately $395 million related to increases in the estimated allowable claims related to the Roseton and Danskammer facilities leases partially offset by reductions of approximately $161 million and $6 million in the estimated allowable claims related to the subordinated debt and other items, respectively. The change in the estimated allowable claims related to the Roseton and Danskammer facilities leases and the subordinated debt are a result of the Settlement Agreement. Additionally, there is approximately $33 million included in the Chapter 11 Cases charges for expenses incurred related to our advisors and $8 million related to the change in the value of the Administrative Claim. There were no such charges during the six months ended June 30, 2011. Please read Note 3—Chapter 11 Cases for further discussion.

Interest Expense.  Interest expense totaled $73 million and $178 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease was primarily driven by the absence of interest expense related to our unsecured notes and debentures in the six months ended June 30, 2012 as a result of the DH Chapter 11 Cases and the repayment of our prior credit agreement. These decreases were partially offset by interest related to the DPC and DMG Credit Agreements which have higher borrowing rates than our prior credit agreement.

Impairment of Undertaking Receivable. As a result of entering into the Settlement Agreement, the Undertaking receivable was impaired to $418 million as of March 31, 2012, resulting in a charge of approximately $832 million. The carrying value of the Undertaking was adjusted to the value received in the DMG Acquisition plus interest payments received subsequent to March 31, 2012. There were no such charges during the three months ended June 30, 2011.

Other Income and Expense, Net. Other income and expense, net totaled $30 million and $4 million for the the six months ended June 30, 2012 and 2011, respectively. The increase is primarily due to interest income on the Undertaking receivable, affiliate during 2012. The Undertaking was executed on September 1, 2011; therefore, there is no interest income related to the Undertaking during the six months ended June 30, 2011.

Income Tax Benefit.  We reported an income tax benefit from continuing operations of $7 million for the six month period ended June 30, 2012, compared to an income tax benefit from continuing operations of $133 million for the six months ended June 30, 2011.  The effective tax rate in 2012 was 1 percent, compared to 41 percent in 2011.

For the six month period ended June 30, 2012, the difference between the effective rate of 1 percent and the statutory rate of 35 percent resulted primarily from a valuation allowance to eliminate our net deferred tax assets partially offset by the impact of state taxes. As of June 30, 2012, we do not believe we will produce sufficient future taxable income, nor are there tax strategies available, to realize our net deferred tax assets not otherwise realized by reversing temporary differences.

For the six month period ended June 30, 2011, the difference between the effective rates of 41 percent and the statutory rate of 35 percent resulted primarily from the impact of state taxes which included a benefit of $6 million related to an increase in state NOLs due to the acceptance of amended returns, partially offset by an expense of $2 million related to an increase in the Illinois statutory rate.

Discussion of Segment Results of Operations

Coal Segment.  Both on-peak and off-peak power prices were lower in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 while generation volumes decreased period over period.
As discussed above, as a result of the DMG Acquisition, 2012 results only include the results of the Coal segment for the period of June 6, 2012 through June 30, 2012. The following table provides summary financial data regarding our Coal segment results of operations for the six month periods ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$42	$363	$(321)	(88)%
Capacity	—	2	(2)	(100)%
Financial transactions:	—	—	—	—
Mark-to-market loss	(2)	(72)	70	97%
Financial settlements	(1)	21	(22)	(105)%
Option premiums	1	16	(15)	(94)%
Total Financial transactions	(2)	(35)	33	94%
Other (1)	—	(2)	2	100%
Total revenues	40	328	(288)	(88)%
Cost of sales	(39)	(177)	138	78%
Gross margin	$1	$151	$(150)	(99)%
Million Megawatt Hours Generated	1.7	11.8	(10.1)	(86)%
In Market Availability for Coal Fired Facilities (2)	92%	93%
Average Quoted On-Peak Market Power Prices ($/MWh) (3):	0	0
Indiana (Indy Hub) (4)	$38	$42	$(4)	(10)%
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
(4) The market reference for 2011 was Cinergy (Cin Hub).

Gross margin for Coal decreased by $150 million from $151 million for the six months ended June 30, 2011, to $1 million for the six months ended June 30, 2012.  Approximately $103 million of this decrease is due to only one month of activity included in 2012 results as a result of the DMG Transfer on September 1, 2011 and subsequent DMG Acquisition on June 5, 2012. The remaining decrease of $47 million is driven primarily by the following:

•
Energy revenue decreased by $19 million and the corresponding cost of sales decreased by $2 million, for a total decrease in energy margin of $17 million. The decrease in energy revenue is due to lower market prices and more planned outages, both of which led to lower volumes produced. Much of the market impacts on volume occurred during off-peak hours. The decrease in cost of sales is due to lower production partially offset by $12 million of amortization of intangible assets related to freight and coal contracts in June 2012.

•	Mark-to-market revenue decreased by $10 million from income of $8 million in the second quarter 2011 to a loss of $2 million in the second quarter 2012.

•	Premium revenue decreased by $8 million due to a reduction in the number of options sold in the second quarter 2012 compared to the second quarter 2011.

Gas Segment.  Spark-spreads were higher in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 resulting in higher generation volumes period over period.

The following table provides summary financial data regarding our Gas segment results of operations for the six month periods ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$297	$218	$79	36%
Capacity	101	109	(8)	(7)%
Tolls	39	39	—	—%
RMR	4	2	2	100%
Natural gas	62	95	(33)	(35)%
Financial transactions:
Mark-to-market income (loss)	64	(31)	95	306%
Financial settlements	(101)	(34)	(67)	(197)%
Option premiums	2	31	(29)	(94)%
Total financial transactions	(35)	(34)	(1)	(3)%
Other (1)	30	16	14	88%
Total revenues	498	445	53	12%
Cost of sales	(311)	(293)	(18)	(6)%
Gross margin	$187	$152	$35	23%
Million Megawatt Hours Generated (2)	10.7	5.2	5.5	106%
Average Capacity Factor for Combined Cycle Facilities (3)	55%	27%
Average Quoted On-Peak Market Power Prices ($/MWh) (4):	0	0
Commonwealth Edison (NI Hub)	$31	$42	$(11)	(26)%
PJM West	$37	$54	$(17)	(31)%
North of Path 15 (NP 15)	$27	$35	$(8)	(23)%
New York—Zone A	$32	$42	$(10)	(24)%
Mass Hub	$35	$57	$(22)	(39)%
Average Market Spark Spreads ($/MWh) (5):	0	0
PJM West	$18	$18	$—	—%
North of Path 15 (NP 15)	$5	$2	$3	150%
New York—Zone A	$11	$7	$4	57%
Mass Hub	$14	$16	$(2)	(13)%
Average natural gas price—Henry Hub ($/MMBtu) (6)	$2.36	$4.26	$(1.90)	(45)%
 _______________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Includes our ownership percentage in the MWh generated by our investment in the Black Mountain power generation facility for the three months ended June 30, 2012 and 2011, respectively.

(3)	Reflects actual production as a percentage of available capacity.

(4)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

(5)
Reflects the simple average of the spark spread available to a 7.0 MMBtu/MWh heat rate generator selling power at day-ahead prices and buying delivered natural gas at a daily cash market price and does not reflect spark spreads available to us.

(6)	Reflects the average of daily quoted prices for the periods presented and does not reflect costs incurred by us.

Gross margin for Gas increased by $35 million from $152 million for the six months ended June 30, 2011, to $187 million for the six months ended June 30, 2012.  This increase is driven by the following:

•
Energy revenue and the corresponding cost of sales increased by $79 million and $18 million, respectively, for a net increase in energy margin of $61 million. Energy revenue and cost of sales increased due to higher volumes generated. Volumes were up due to higher spark spreads at Moss Landing, Kendall, Ontelaunee, Independence and Casco Bay in

the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Volumes were also up due to fewer planned outage hours at Moss Landing and Casco Bay in the first six months of 2011 which were partially offset by more planned outage hours at Kendall in the first six months of 2012. The increases to both energy revenue and cost of sales caused by higher generation volumes were offset by lower power and gas pricing across all regions.

•
Mark-to-market revenue increased by $95 million due to a net change in mark-to-market losses of $31 million in the six months ended June 30, 2011 to mark-to-market revenue of $64 million in the six months ended June 30, 2012.

•
Other revenue increased by $14 million primarily due to the termination of certain contractual arrangements related to our Gas assets in the West. Please read Note 11—Commitments and Contingencies—SCE Termination for further discussion.

The above increases were partially offset by the following:

•
Capacity revenue decreased by $8 million due to lower capacity prices in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Capacity prices have decreased significantly year over year due to excess capacity in the PJM market.

•
Gas revenue decreased by $33 million due to lower volumes sold and lower gas pricing in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As we lack gas storage capability, all gas purchased must be used in generation or sold back to the market. Higher generation across the gas fleet in the first six months of 2012 led to less gas available for resale and therefore less gas revenue.

•	Settlements revenue decreased by $67 million primarily due to an increase in settlement expense associated with gas positions executed in prior periods.

•	Premium revenue decreased by $29 million due to a reduction in the number of options sold.

DNE Segment.  During the six months ended June 30, 2012, dark spreads at Danskammer were compressed by lower Zone G prices and increased coal prices.

The following table provides summary financial data regarding our DNE segment results of operations for the six month periods ended June 30, 2012 and 2011, respectively:

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(dollars in millions)
Revenues:
Energy	$18	$52	$(34)	(65)%
Capacity	7	9	(2)	(22)%
Financial transactions:
Mark-to-market loss	(1)	(23)	22	96%
Financial settlements	—	18	(18)	(100)%
Total financial transactions	(1)	(5)	4	80%
Other (1)	3	2	1	50%
Total revenues	27	58	(31)	(53)%
Cost of sales	(15)	(33)	18	55%
Gross margin	$12	$25	$(13)	(52)%
Million Megawatt Hours Generated	0.3	0.6	0.3	50%
In Market Availability for Coal Fired Facilities (2)	91%	95%
Average Capacity Factor—Coal	7%	33%
Average Capacity Factor—Gas	2%	2%
Average Quoted On-Peak Market Power Prices ($/MWh) (3):	0	0
New York—Zone G	$39	$60	$(21)	(35)%
Average Market Spark Spreads ($/MWh) (4):
Fuel Oil	$(156)	$(115)	$(41)	(36)%

 _______________________________________________________________

(1)	Other includes ancillary services and other miscellaneous items.

(2)	Reflects the percentage of generation available during periods when market prices are such that these units could be profitably dispatched.

(3)	Reflects the average of day-ahead quoted prices for the periods presented and does not necessarily reflect prices we realized.

(4)
Reflects the simple average of the spark spread available to a 7.0 MMBtu/MWh heat rate generator or an 11.0 MMBtu/MWh heat rate fuel oil-fired generator selling power at day-ahead prices and buying delivered natural gas or fuel oil at a daily cash market price and does not reflect spark spreads available to us.

Gross margin for DNE decreased by $13 million from $25 million for the six months ended June 30, 2011, to $12 million for the six months ended June 30, 2012.  This decrease is driven by the following:

•
Energy revenue and the corresponding cost of sales decreased by $34 million and $18 million, respectively, for a net decrease in energy margin of $16 million. Energy margin decreased due to lower power prices and lower generation volumes. The decrease in volumes is due to fewer economic opportunities to dispatch during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

•
Settlement revenue decreased by $18 million due to a reduction in the use of financial instruments associated with DNE. In 2011, a majority of our DNE instruments were terminated and we have limited derivative use during the six months ended June 30, 2012.

The above decreases were partially offset by the following:

•
Mark-to-market revenue increased by $22 million due to a net change in mark-to-market losses of $23 million in the six months ended June 30, 2011 to $1 million in the six months ended June 30, 2012. In 2011 the financial instruments associated with DNE were closed out and there were significantly fewer financial instruments in 2012.

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

Coal. The Coal segment consists of six plants, all located in the MISO region, and totaling 3,132 MW. On September 1, 2011, we completed the DMG Transfer. On June 5, 2012, the effective date of the Settlement Agreement, we completed the DMG Acquisition. Therefore, the results of our Coal segment (including DMG) were only included in our consolidated results for the period of June 6, 2012 through June 30, 2012. Please read Note 3—Chapter 11 Cases for further information.

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

RISK-MANAGEMENT DISCLOSURES

The following table provides a reconciliation of the risk-management data on the unaudited condensed consolidated balance sheets:

As of and for the Six Months Ended June 30, 2012
(in millions)
Balance Sheet Risk-Management Accounts (1)
Fair value of portfolio at December 31, 2011	$(182)
Risk-management losses recognized through the income statement in the period, net	(40)
Cash paid related to risk-management contracts settled in the period, net	89
DMG Acquisition (2)	10
Fair value of portfolio at June 30, 2012	$(123)
_______________________________________________________________
(1)            Our modeling methodology has been consistently applied.
(2)     On June 5, 2012, we completed the DMG Acquisition. Please read Note 4—DMG Acquisition for further discussion.

The net risk management liability of $123 million is the aggregate of the following line items on our unaudited condensed consolidated balance sheets: Current Assets—Assets from risk-management activities, Other Assets—Assets from risk-management activities, Current Liabilities—Liabilities from risk-management activities and Other Liabilities—Liabilities from risk-management activities.

Risk-Management Asset and Liability Disclosures.  The following table provides an assessment of net contract values by year as of June 30, 2012, based on our valuation methodology:

Net Fair Value of Risk-Management Portfolio

	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Market quotations (1) (2)	$(98)	$(95)	$(3)	$—	$—	$—	$—
Prices based on models (2)	(25)	(8)	8	(12)	(9)	(4)	—
Total	$(123)	$(103)	$5	$(12)	$(9)	$(4)	$—
 _______________________________________________________________
(1)         Prices obtained from actively traded, liquid markets for commodities.
(2)   The market quotations and prices based on models categorization differ from the categories of Level 1, Level 2 and Level 3 used in our fair value disclosures due to the application of the different methodologies.  Please read Note 7—Fair Value Measurements for further discussion.

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

 Any or all of our forward-looking statements may turn out to be wrong.  They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors, many of which are beyond our control, including those set forth under and Item 1A-Risk Factors of our Form 10-K.

CRITICAL ACCOUNTING POLICIES

Please read “Critical Accounting Policies” in our Form 10-K for a complete description of our critical accounting policies, with respect to which there have been no material changes since the filing of such Form 10-K.

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please read Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-K for a discussion of our exposure to commodity price variability and other market risks related to our net non-trading derivative assets and liabilities, including foreign currency exchange rate risk.  Following is a discussion of the more material of these risks and our relative exposures as of June 30, 2012.

Value at Risk (“VaR”).  The following table sets forth the aggregate daily VaR of the mark-to-market portion of our risk-management portfolio primarily associated with the Coal, Gas and DNE segments and the remaining legacy customer risk management business.  The VaR calculation does not include market risks associated with the accrual portion of the risk-management portfolio that is designated as a cash flow hedge or a “normal purchase normal sale”, nor does it include expected future production from our generating assets.  Please read “Value at Risk” in our Form 10-K for a complete description of our valuation methodology.  The decrease in the June 30, 2012 VaR was primarily due to decreased forward sales as compared to December 31, 2011.

Daily and Average VaR for Risk-Management Portfolios

	June 30, 2012	December 31, 2011
	(in millions)
One day VaR—95 percent confidence level	$9	$8
One day VaR—99 percent confidence level	$12	$12
Average VaR for the year-to-date period—95 percent confidence level	$10	$5

Credit Risk.  The following table represents our credit exposure at June 30, 2012 associated with the mark-to-market portion of our risk-management portfolio, on a net basis.

Credit Exposure Summary

	Investment Grade Quality	Non-Investment Grade Quality	Total
	(in millions)
Type of Business:
Financial institutions	$8	$—	$8
Oil and gas producers	—	—	—
Utility and power generators	34	—	34
Commercial / industrial / end users	1	9	10
Total	$43	$9	$52

Interest Rate Risk.  We are exposed to fluctuating interest rates related to variable rate financial obligations.  As of June 30, 2012, all of our third party debt was considered variable rate debt. We use a variety of instruments, including interest rate swaps and caps, to mitigate this interest rate exposure.  Based on sensitivity analysis of the variable rate financial obligations in our debt portfolio as of June 30, 2012, to the extent LIBOR remains below 1.5 percent, which represents the interest rate floor in DPC and DMG Credit Agreement, LIBOR changes will have no impact to interest expense over the twelve months ended March 31, 2013.  We estimate that increases in LIBOR to ranges between 1.5 percent and 2 percent will result in up to $8 million in increased interest expense over the twelve months ended June 30, 2013.  It is estimated that a one percentage point interest rate movement in the average market interest rates would change interest expense by up to an additional $3 million to the extent LIBOR exceeds 2 percent, which represents the interest rate when certain hedging instruments become effective.  This exposure would have been partially offset by an approximate $6 million increase or decrease in interest income related to the restricted cash balance of $597 million posted as collateral to support our letter of credit facilities.  Over time, we may seek to adjust the variable rate exposure in our debt portfolio through the use of swaps or other financial instruments.  Please read Note 3—Chapter 11 Cases for further discussion.

The absolute notional financial contract amounts associated with our interest rate contracts were as follows at June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012	December 31, 2011
Interest rate risk-management contracts (in millions of U.S. dollars)	$1,100	$788
Fixed interest rate paid (percent)	2.22	2.21
Interest rate risk-management contracts (in millions of U.S. dollars)(1)	$1,400	$900
Interest rate threshold (percent) (1)	2.00	2.00
_______________________________________________________________
 (1) The $1,100 million interest rate contracts are not effective until the fourth quarter 2013.

Item 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation included consideration of the various processes carried out under the direction of our disclosure committee.  This evaluation also considered the work completed relating to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2012.

DYNEGY HOLDINGS, LLC

 PART II. OTHER INFORMATION

Item 1—LEGAL PROCEEDINGS

See Note 11—Commitments and Contingencies—Legal Proceedings to the accompanying unaudited condensed consolidated financial statements for a discussion of the legal proceedings that we believe could be material to us.

Item 1A—RISK FACTORS

Please read Item 1A—Risk Factors, of our Form 10-K, filed September 14, 2012, for factors, risks and uncertainties that may affect future results.

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

•
Our Series B 8.316% Subordinated Capital Income Securities issued under the Indenture dated May 28, 1997, between NGC Corporation (a predecessor of the Company) and the First National Bank of Chicago, as trustee, as amended and restated, in the outstanding aggregate principal amount of $200 million.

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

10.10
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

10.20
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